Form 10-K
period 2014-11-30
JOE'S JEANS INC.
filed 2015-02-13
CIK 844143

Use these links to rapidly review the document

PART IV
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on The Nasdaq Stock Market LLC as of May 31, 2014, was approximately $53,191,850.00.

        The number of shares of the registrant's common stock outstanding as of February 13, 2015 was 69,436,091.

        Documents incorporated by reference: Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

JOE'S JEANS INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2014

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

        Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in this Annual Report. In particular, certain risks and uncertainties that we face include, but are not limited to, risks associated with:

  •
  the risk that we are in default of our financing agreements entered into in connection with the acquisition of Hudson Clothing Holdings, Inc. and its subsidiaries, or collectively Hudson, and that if we are unable to secure a resolution, which could restrict our ability to operate as a going concern or cause us to become bankrupt or insolvent;

  •
  the risk that we incurred substantial indebtedness to finance the acquisition of Hudson, and it may be necessary to refinance or extend our indebtedness, which may decrease our business flexibility and adversely affect our financial results;

  •
  the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements;

  •
  the risk that our auditors have reported that there are substantial doubts as to our ability to continue as a going concern;

  •
  the risk that the resignation of our president and chief executive officer, the appointment of our interim chief executive officer, and any potential search for, and appointment of, a long term chief executive officer could have a material adverse impact on our business;

  •
  the risk that we are currently not in compliance with The Nasdaq Stock Market LLC's, or Nasdaq, continued listing requirements, which may cause us to be delisted;

  •
  the risk that we incurred and may continue to incur significant transaction and acquisition related costs in connection with the acquisition and integration of Hudson into our business plan;

  •
  the risk that our existing stockholders may be diluted if we choose to settle the convertible notes by issuing shares of our common stock;

  •
  the risk that we will be unsuccessful in integrating Hudson and achieving our intended results as a result of the acquisition of Hudson;

  •
  the risk that our foreign sourcing of our products and the implementation of foreign production for Hudson's products may adversely affect our business;

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

  •
  our reliance on a small number of large customers;

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

  •
  other risks.

        Since we operate in a rapidly changing environment, new risk factors can arise and it is not possible for our management to predict all such risk factors, nor can our management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements that only speak as of the date of this filing.

        We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report, except as may be required by law. As used in this Annual Report, the terms "we," "us," "our," "Joe's®," "Hudson®," "Hudson" and "Joe's Jeans" refer to Joe's Jeans Inc. and our subsidiaries and affiliates, which includes our wholly owned subsidiary, Hudson Clothing Holdings, Inc. and its subsidiaries, unless the context indicates otherwise. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.

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

        On September 30, 2013, we acquired all of the outstanding equity interests in Hudson Clothing Holdings, Inc., or Hudson, a designer and marketer of women's and men's premium branded denim apparel, for an aggregate purchase price consisting of approximately $65,416,000 in cash and approximately $27,451,000 in convertible notes, net of discount. We also issued promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount that were paid on April 1, 2014 to certain option holders of Hudson. This acquisition provided us with an additional proven premium denim brand and enhanced our prospects for growth across wholesale, retail and e-commerce, both domestically and overseas, and created the potential for improved purchasing authority with current and future vendors and other operational efficiencies. As of the acquisition date, the acquired business represented approximately 40 percent of our consolidated total assets at November 30, 2013 and approximately three percent of consolidated net loss for the year ended November 30, 2013.

        Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Joe's® and Hudson®. Joe's® was established in 2001 and the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. Hudson® was established in 2002 and is similarly recognized as a premier designer and marketer of women's and men's premium branded denim apparel. We sell our products through our own retail stores for our Joe's® products and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

        Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, women's intimates, children's products, shoes, belts and leather goods produced by us or under various license agreements, and we receive royalty payments based upon net sales from licensees. Our Hudson® product line includes women's, men's and children's denim jeans, pants, jackets and other bottoms. Similar to the evolution of Joe's®, we continue to evaluate offering a range of products under the Hudson® brand name.

        In October 2008, we opened our first full price Joe's® branded retail store in Chicago, Illinois. We currently operate 13 full price Joe's® retail stores and 20 Joe's® outlet stores in outlet centers, shopping malls and street locations around the country. We believe that retail stores enhance our net sales and gross profit and the outlet stores allow us to sell our overstock or slow moving items at higher profit margins. While we currently do not have any signed leases for store openings in 2015 or beyond, we continue to evaluate additional lease opportunities for further expansion.

        In the first quarter of fiscal 2012, we launched a new brand, else™, which was initially sold primarily at Macy's. The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price. We created a unique product that incorporated staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets. We no longer have an exclusive distribution partnership with Macy's for the else™ brand and do not sell our else™ products to Macy's any longer.

As a result, we believe that the future of the else™ brand is extremely limited, and we continue to evaluate its marketability internationally versus domestically by selling it in a limited amount in the international market.

        During fiscal 2014, we recognized growth through increases in our retail sales and the addition of sales from our Hudson® brand. We acquired Hudson on September 30, 2013, and our results of operations reflect the consolidation of Hudson as one of our wholly owned subsidiaries from that date. Therefore, our results of operations for the fiscal year 2013 are not necessarily indicative of future results. To date, we have not integrated the operations of Hudson into ours, but we are currently in the process of doing so. Once we are able to integrate their operations into ours, we expect to realize certain cost savings and other operational benefits or synergies.

        In November 2014, we announced that we received an initial notice of default and event of default and demand for payment of default interest from Garrison Loan Agency Service LLC, or Garrison, as term loan agent, under the term loan facility entered into on September 30, 2013. As a result of the event of default under the term loan facility, this also triggered a default and an event of default under the terms of the revolving credit facility with CIT Commercial Services, Inc., a unit of CIT Group, or CIT, entered into on September 30, 2013. As a result of such defaults and event of default, both CIT and Garrison have reserved their respective rights to exercise any and all remedies available to it under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan facility and the revolving credit facility, we are also in default of our subordinated convertible notes issued to the former equity owners of Hudson because we are prohibited from making any payments under the subordinated convertible notes. We are also prohibited from making buy-out payments to Mr. Dahan. We are currently in discussions with Garrison and CIT regarding a resolution to the defaults and events of default, including refinancing some or all of the debt and/or amendments to some or all of the existing agreements. We have engaged Carl Marks Advisory Group to help our Board of Directors, or Board, explore strategic and financing alternatives to resolve the outstanding events of default with CIT and Garrison, including the engagement of a chief restructuring advisor to assist us with our day-to-day operational needs. However, there can be no assurance that we will be able to refinance the debt or that the requested amendments will be granted on terms acceptable to us or at all or that a resolution will be able to be reached. If we are unable to obtain reasonable refinancing for such indebtedness and maintain sufficient cash flow to fund our operations, we, as a whole, may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors or we may be forced to surrender certain properties securing our indebtedness in satisfaction of such indebtedness, or both. As a result of these defaults and events of default, Moss Adams LLP, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. On February 10, 2015, we received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT.

Principal Products and Revenue Sources

        Our principal apparel products bear the Joe's® and Hudson® brand names. Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, women's intimates, children's products, shoes, belts and leather goods produced by us or under various license agreements. If we license a category of products, we receive royalty payments based upon net sales from licensees. Joe's® women's product line represents our largest source of revenue and consists primarily of denim jeans and pants in a variety of different fits, fabrics, washes and detailing in addition to a full collection of items. Every season, we offer new and core basic styles to appeal to trendsetters and fashion-forward consumers. We believe our attention to fitting different body types gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs. We have branded the different fit styles or we use descriptive terms so that the consumer can differentiate and choose from the variety carried by the retailer. Our fit styles include or have included over the years staple denim fits such as skinny, boot cut, cropped, relaxed, flared and boyfriend fits. We also offer another branded line, else™, which was initially sold primarily at Macy's, but is now being sold in a limited manner in the international market.

        For our men's Joes® denim line, we carried over the concept from our women's line of offering a variety of different fits, fabrics, washes and detailing in our product selection. Similar to our women's line, we offer certain core basic styles every season in addition to new styles. We also brand or describe the fit styles for differentiation.

        Our Joe's® children's product offerings include basic denim bottoms, tops, t-shirts and jackets for toddlers, girls and boys. Since 2009, we have licensed this category to a related party in exchange for certain guaranteed minimums and royalty payments based upon net sales. Through licensing, we believe that we are able to produce and sell these products without requiring any additional capital investment or incremental operating expenses.

        Our Hudson® product line includes women's, men's and children's denim jeans, pants and other bottoms. Similar to the evolution of Joe's®, we continue to evaluate offering a range of products in the future under the Hudson® brand name. The Hudson® children's product offerings are also licensed by us.

        Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of our Joe's® and Hudson® products to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments. Our products are marketed to United States retailers through third party and company owned showrooms located in New York, Los Angeles and other major cities in the United States and to international retailers through international distributors, agents or licensed stores in the various countries. Our Retail segment is comprised of sales of our products to consumers through Joe's® full-price retail stores and outlet stores and through our retail internet sites for both our Joe's® and Hudson® products. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands.

Product Design, Development and Sourcing

        Our Joe's® product development is managed internally by a team of designers led by Joe Dahan, our Creative Director, and our Hudson® product development is managed internally by head designer, Ben Taverniti. Each design team is responsible for the creation, development and coordination of the product group offerings within each collection. We typically develop four collections per year for spring, summer, fall/back-to-school, and winter/holiday, with certain core basic styles offered throughout the year. Both Mr. Dahan and Mr. Taverniti are instrumental parts of our design process. When we acquired both brands, we also assumed or entered into employment agreements with both designers. Neither the loss of Mr. Dahan nor Mr. Taverniti as an employee would change any rights we have to the brands they design, respectively. While each person's current employment agreement contains customary provisions related to continued employment, we believe that should either employee's employment terminate, we would be able to find alternative sources for the development and design of our products. See "Risk Factors—Our future success depends on our ability to attract and retain talented personnel and retain our key employees, including our creative director."

        We rely on third party manufacturers to manufacture all of our products for distribution. We manufacture our products in numerous countries, with most of our denim production in Mexico, China, Vietnam and the United States, and our knits and other production in the United States, China, Hong

Kong, India, Portugal, Peru, Mexico and Korea. We do not have a long-term supply agreement with any of our third party manufactures or contractors, and we believe that there are a number of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We purchase products in various stages of production from partial to completed finished goods. We control production schedules in order to ensure quality and timely deliveries and conduct all aspects of inventory, warehousing, picking and packing services internally.

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

        We generally purchase our products in United States dollars. However, because we use some overseas or non-United States suppliers, the cost of these products may be affected by changes in the value of the relevant currencies. Certain of our apparel purchases in the international markets will be subject to the risks associated with the importation of these types of products. See "Business—Import and Export Restrictions and Other Governmental Regulations."

        While we attempt to mitigate our exposure to manufacturing risks, the use of independent suppliers reduces our control over production and delivery and exposes us to customary risks associated with sourcing products from independent suppliers. Transactions with foreign manufacturers and suppliers are subject to the typical risks of doing business abroad, generally, such as the cost of transportation and the imposition of import duties and restrictions. The countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. See "Business—Import and Export Restrictions and Other Governmental Regulations." Furthermore, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices. Due to the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers require shipments of products from us are critical, as styles and consumer tastes change so rapidly and particularly from one season to the next. Because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

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

        For our Joe's® brand, these marks include the "Joe's" and "JD" logos and "Joe's Jeans" as applied to apparel, footwear and/or other fashion accessories in numerous classes as well as for retail store services for such goods. For our Hudson® brand, these marks include the "Hudson" word mark and "Hudson" logo and "Let Yourself Go" as applied to apparel, as well as for online retail store services for such goods.

        As of February 13, 2015, we own approximately 14 United States trademark registrations (including seven trademark registrations for certain pocket stitch designs for jeans), of which three are for Hudson® and seven pending U.S. trademark applications (of which one application is for the mark else™ and four are for Hudson®). Included in the above, in the United States, we own five trademark registrations for certain pocket stitch designs for jeans for Joe's® and have two trademarks published for back pockets designs for Hudson®. As of February 13, 2015, we also own a variety of registrations and pending applications for the above-referenced marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, approximately 66 registrations have been issued in jurisdictions such as Australia, Canada, China, the European Community which comprises 28 member countries, Hong Kong, India, Japan, South Korea, Mexico, New Zealand, Norway, Russia, Switzerland and Turkey, with two of the aforementioned "foreign registrations" are for else™ and 13 of the aforementioned "foreign registrations" are for Hudson®. Moreover, we continue to prosecute 85 applications in China, the European Community, Kuwait, the Philippines, Thailand, Turkey, and the United Arab Emirates that we believe are necessary in order to protect and enforce our rights abroad. Of the "foreign applications", four applications are for else™ in China, the European Union, and in Turkey and the remainder are for our Joe® brand.

        We also selectively license our Joe's® and Hudson® brands for certain product categories or for retail stores in foreign jurisdictions. Licensing categories broadens and enhances the products available under the brand name. In addition, by licensing certain product categories, we receive royalty payments on net sales or purchases of product for sale at the retail stores without incurring significant capital investments or incremental operating expenses. There are certain minimum net sales that the licensees are required to meet, and the agreements generally have renewal rights. As of February 13, 2015, we had four active license agreements for children's products for both Joe's® and Hudson®, Joe's® shoes and Joe's® women's intimates and three active licenses for the operation of Joe's® retail stores in Canada, Thailand and the Philippines.

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

        We sell our products internationally through distributors in various countries that are managed by us and through licensed stores. We believe that by working directly with our distributors abroad rather than through a third party master distributor, we exercise more control and guidance over sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors. As we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

Advertising, Marketing and Promotion

        Our advertising campaigns for our brands have been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in Los Angeles, California, space on the tops of taxi cabs in New York City, print ads in magazines and on specialty online websites. We generally locate short-term billboard advertising space in various locations in and around New York City and Los Angeles. In addition, we utilize public relations firms to strategically place our products in magazines, editorials and with stylists. We also have internal visual merchandisers who work with our retail stores and other customers to create the presentation of our products to enhance sales. For example, many of our customers' stores have denim focus areas located within a department that are dedicated to selling and showcasing our merchandise on a year-round basis.

Customers

        Our products are sold to consumers through high-end department stores and boutiques located throughout the world and through our own retail stores.

        We currently sell to domestic department stores such as Macy's Inc., which includes Bloomingdale's and Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur, Lord & Taylor, Dillard's and Belk stores and approximately 1,000 specialty retailers, which include American Rag, Amazon, Piperlime, Revolve Clothing, Scoop NYC and Shop Bop in the United States. We sell internationally to distributors and our products can be found in major retailers in countries such as France, Japan, Italy, Germany, Russia, Spain, Sweden and Turkey. In addition, we also sell prior season or excess merchandise to off-price retailers. We no longer have an exclusive distribution partnership with Macy's for the else™ brand and do not sell our else™ products to Macy's any longer. As a result, we believe that the future of the else™ brand is extremely limited, and we continue to evaluate its marketability internationally versus domestically by selling it in a limited amount in the international market.

        The Joe's® website, www.joesjeans.com, and the Hudson® website, www.hudsonjeans.com, have been established to promote and advance each brand's image and to allow consumers to review and purchase online the latest collection of products. The information available on both websites is not intended to be incorporated into this Annual Report. We currently use both online and print advertising to create brand awareness with customers as well as consumers.

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

        For fiscal 2014, our ten largest customers and customer groups accounted for approximately 65 percent of our net sales. We believe that we would be able to find alternative customers to purchase our products in the event of the loss of any of these existing customers. For example, our largest customer is Nordstrom Inc. and it represents the only customer that was over 10 percent of our net sales in fiscal 2014.

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

        We have historically experienced, and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months. For fiscal 2014, we funded our liquidity needs through cash from operations and cash availability under our financing agreements with CIT and we plan to fund our liquidity needs through cash from operations and cash availability under our financing agreements with CIT or other alternative financing sources in 2015. We are currently in default under our financing agreements with CIT. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of our financing agreements with CIT and our liquidity position.

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

Backlog

        Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 2014, we had backlog of $46,361,000 compared to $44,400,000 as of November 30, 2013. The amount of outstanding customer purchase orders at a particular time includes purchase orders for Hudson, which was acquired in September 2013, and is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

        The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. Our primary branded competitors include AG, Paige Premium Denim, Rag and Bone, Seven for All Mankind, Citizens of Humanity, J Brand and True Religion. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers' delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources, and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See "Risk Factors—We face intense competition in the denim industry."

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

Employees

        As of February 13, 2015, we have 400 total employees, which include 240 full-time and 160 part-time employees. Of those total employees, Hudson employs 120 total employees, which include 119 full-time and 1 part-time employees. We consider our relationships with our employees to be good.

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

	2014	2013
United States	24.8%	23.5%
Mexico	64.4%	57.2%
Europe	0.8%	1.3%
Asia	10.0%	18.0%

	100.0%	100.0%

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

Executive Officers and Directors

        The following table sets forth certain information regarding our executive officers and directors as of February 13, 2015:

Executive Officers

Name	Age	Position
Samuel J. (Sam) Furrow	73	Interim Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Hamish Sandhu	52	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Joe Dahan	47	Creative Director and Director
Peter Kim	44	Chief Executive Officer of Hudson subsidiary and Director
Marc B. Crossman	43	Former Chief Executive Officer (Former Principal Executive Officer), President and Director

        Samuel J. Furrow (Sam) has served as Interim Chief Executive Officer since February 2015 and as Chairman of our Board of Directors since October 1998. Mr. Furrow became a member of our Board of Directors in April 1998 and served as our Chief Executive Officer from October 1998 until December 2000. Mr. Furrow also has been Chairman of the Board of Furrow Auction Company, a real estate and equipment sales company with its headquarters in Knoxville, Tennessee, since April 1968; Chairman of Furrow—Justice Machinery Corporation, a six-branch industrial and construction equipment dealer, since 1983; owner of Knoxville Motor Company—Mercedes Benz and Land Rover of Knoxville since December 1980 and July 1997, respectively. Mr. Furrow received his undergraduate and J.D. degrees from the University of Tennessee.

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

        Peter Kim has served as the Chief Executive Officer of our Hudson subsidiary and a member of our Board of Directors since September 2013. Mr. Kim founded Hudson and has been Chief Executive Officer and a director of Hudson since 2002.

        Marc B. Crossman served as our Chief Executive Officer from January 2006 until January 2015 and President from September 2004 until January 2015. From March 2003 until August 2007, Mr. Crossman also served as our Chief Financial Officer and from January 1999 until July 2014, Mr. Crossman was a member of our Board of Directors. Currently, Mr. Crossman is a consultant to us.

Board of Directors

Name	Age	Position
Samuel J. (Sam) Furrow	73	Interim Chief Executive Officer and Chairman of the Board of Directors of Joe's; Chairman, Furrow Auction Company and Knoxville Motor Company
Joe Dahan	47	Creative Director and Director of Joe's
Joanne Calabrese	56	Senior Vice President—Americas Region, Fossil, Inc.
Kelly Hoffman	56	Chief Executive Officer and Director, Ring Energy, Inc.
Peter Kim	44	Chief Executive Officer of Hudson subsidiary and Director of Joe's
Suhail R. Rizvi	49	Chairman and Chief Investment Officer, Rizvi--Traverse Management LLC
Kent Savage	53	General Partner, Savage Interests LP; Chief Executive Officer, Icon.me, LLC

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

We are in default of our financing agreements entered into in connection with the acquisition of Hudson and there is no assurance or certainty of resolution.

        We incurred substantial indebtedness to finance the acquisition of Hudson, including approximately $32,445,000 in the aggregate principal amount of convertible notes, a $60,000,000 term loan facility, and a $50,000,000 revolving credit facility. On November 6, 2014, we received an initial notice of default and event of default and demand for payment of default interest from Garrison as term loan agent, under the term loan facility entered into on September 30, 2013. As a result of the event of default under the term loan facility, this also triggered a default and an event of default under the terms of the revolving credit facility with CIT entered into on September 30, 2013. As a result of such defaults and events of default, both of CIT and Garrison have reserved their respective rights to exercise any and all remedies available to them under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan facility and the revolving credit facility, we are also in default of our subordinated convertible notes issued to the former equity owners of Hudson. However, under the terms of the agreements with CIT and Garrison, we are prohibited from making any payments under the subordinated convertible notes, but are accruing interest at the default rate. We are also prohibited from making buy-out payments to Mr. Dahan. On February 10, 2015, we received second notices of default and events of default for failure to comply with certain financial covenants and a demand for continued payment of default interest from both Garrison and CIT.

        We are currently in discussions with Garrison and CIT regarding a resolution to the defaults and events of default, including refinancing some or all of the debt and/or amendments to some or all of the existing agreements. We have engaged Carl Marks Advisory Group to help the Board explore strategic and financing alternatives to resolve the outstanding events of default with CIT and Garrison. However, there can be no assurance that we will be able to refinance or that the requested amendments will be granted on terms acceptable to us or at all. If we are unable to obtain reasonable refinancing for such indebtedness and maintain sufficient cash flow to fund our operations, we, as a whole, may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors or we may be forced to surrender certain properties securing our indebtedness in satisfaction of such indebtedness, or both.

A failure to secure a resolution, or an acceleration of our indebtedness could have a material adverse effect on our liquidity, financial condition and results of operations, and could restrict our ability to operate as a going concern or cause us to become bankrupt or insolvent.

        Unless we are able to secure a resolution to the defaults, Garrison and CIT, under both the term loan facility and revolving credit facility, are entitled to, among other things, accelerate the outstanding amounts under their respective agreements. Any such acceleration by Garrison and/or CIT under the respective credit facilities would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. Since all of our assets are subject to liquidation by the creditors, liquidation could result in no assets being left for the stockholders after the creditors receive their required payment. As such, any failure to secure a resolution or an acceleration of our indebtedness will restrict our ability to operate as a going concern.

        Additionally, we cannot predict whether our efforts to extend or refinance our substantial debt will be successful. For example, we could be forced to sell our assets on unfavorable terms or, our lenders could seek to foreclose on the property or properties securing the debt, which could cause the loss of any anticipated income and cash flow from, and our invested capital in, the assets. Moreover, we could be required to utilize an increasing percentage of our cash flow to service any remaining debt or any new debt incurred with a refinancing, which would further limit our cash flow available to fund business operations and our strategic plan. We have engaged Carl Marks Advisory Group to help the Board explore strategic and financing alternatives to resolve the outstanding events of default with CIT and

Garrison. If we are unable to obtain reasonable refinancing for such indebtedness and maintain sufficient cash flow to fund our operations, we, as a whole, may be forced to make a Chapter 11 bankruptcy filing to seek protection from our creditors or we may be forced to surrender certain properties securing our indebtedness in satisfaction of such indebtedness, or both.

Our auditors have reported that there are substantial doubts as to our ability to continue as a going concern.

        Moss Adams LLP, our independent auditor, has expressed substantial doubt about our ability to continue as going concern, given our recurring losses from operations and net working capital deficiency. The accompanying consolidated financial statements for the year ended November 30, 2014 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

        We are currently in discussions with Garrison and CIT under both of the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our failure to cure the defaults could result in an acceleration of the debt by either or both lenders, which would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. Since all of our assets are subject to liquidation by the creditors, a liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.

Even if we are able to refinance or extend our indebtedness, the substantial indebtedness we have incurred could limit our operational flexibility or otherwise adversely affect our financial condition.

        Even if we are able to refinance or extend our indebtedness, our indebtedness could still have important consequences to us. It is possible that refinanced or extended debt will contain terms, such as more restrictive operational and financial covenants and higher fees and interest rates that are less attractive than the terms contained in the debt being refinanced or extended. Our substantial indebtedness may increase our vulnerability to downturns in our business, the fashion industry and the general economy. In addition, we may be required to dedicate a substantial and increasing portion of our cash flow from operations to debt service payments. This could reduce the availability of our cash flow to fund working capital, capital expenditures and other needs, and limit our ability to react to changes in our industry and capitalize on business opportunities. This may also place us at a competitive disadvantage to our competitors that may have greater financial strength than we do.

        In addition, we may not be able to fund our future capital needs, including necessary working capital, funds for capital expenditures or acquisition financing from operating cash flow. Consequently, we may have to rely on third-party sources to fund our capital needs. We may be unable to obtain third-party financing on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity. Any additional debt would increase our leverage, which would reduce our operational flexibility and increase our risk exposure.

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

All of our assets are pledged under our agreements with CIT and Garrison and, as a result, we have limited flexibility to sell or finance unencumbered property to satisfy our cash needs.

        In addition to being dependent on our financing agreements with CIT and Garrison, we have pledged to CIT and/or Garrison as collateral all of our tangible and intangible assets, which include trademarks, raw materials such as fabric and trim, finished goods, and our receivables. Since we are currently in default, should the parties elect to terminate the agreements, which they have the ability to do, we would be required to pay our liabilities to CIT and Garrison. If we were unable or unwilling to pay all or part of our liabilities, our lenders could exercise their rights under the agreements to the pledged collateral and sell any or all of these assets. In the event our lenders elect this remedy, our operations and our sales could be materially adversely impacted by the sale of those assets or our inability to utilize these assets in our normal business operations. As a result, we have limited flexibility to sell or finance an unencumbered property to satisfy our cash needs. In addition, our cash flow from operations may be insufficient to make required debt service payments and we may not be able to extend, repay or refinance our maturing indebtedness on favorable terms or at all. In connection with the revolving and term loan agreements, we have certain restrictions on our and our subsidiaries' ability to incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay indebtedness and make capital expenditures. In addition, all of our assets, including our trademarks, secure our obligations under the revolving and term loan agreements.

In order to effectively manage our operations, we are dependent on financing arrangements and our cash flow from operations.

        Prior to the acquisition of Hudson in fiscal 2013, our primary sources of liquidity were: (i) cash from sales of our products; (ii) sales from accounts receivable factoring facilities and advances against inventory; and (iii) utilizing existing cash balances. Since the acquisition of Hudson, in addition to cash flow from operations, we have been dependent upon our revolving credit facility with CIT and the term loan agreement with Garrison. Since we are in default under those agreements and there is no assurance of being able to refinance or extend our indebtedness with CIT and Garrison, we could be restricted in our ability to borrow against our accounts receivable and receive advances against inventory should CIT decide to take such action. Failure to achieve resolution to the defaults may result in us not being able to effectively manage our operations. While we may be able to find alternative sources for obtaining the cash for our operating needs, including refinancing or extending our indebtedness, it may be difficult to do so.

The resignation of our president and chief executive officer, the appointment of our interim chief executive officer and any potential search for, and appointment of, a long-term chief executive officer could have a material adverse impact on our business.

        On January 19, 2015, our Board, accepted the resignation of Marc Crossman as our president and chief executive officer. Our Board appointed Samuel J. (Sam) Furrow as interim chief executive officer. As a result of this change, we may experience disruption or have difficulty in maintaining or developing our business during this transition. Further, any potential search for, and hiring of, a permanent chief executive officer may also cause disruption or result in difficulty in maintaining or developing our business. The existence of the defaults and events of defaults with Garrison and CIT may hinder our ability to find a suitable chief executive officer candidate. As a result, our search may be delayed until we have a resolution with CIT and Garrison.

        As a result of the resignation of Mr. Crossman and appointment of an interim chief executive officer, our senior management team has limited experience working together as a group. This lack of shared experience could negatively impact our senior management team's ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work together as a group, our results of operations may suffer and our business may be harmed.

Loss of key personnel could disrupt our operations.

        Our continued success is dependent on the ability to attract, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. The loss of the services of any members of senior management or the inability to attract and retain other qualified executives could have a material adverse effect on our business, results of operations and financial condition.

We have incurred, and may continue to incur, significant transaction and acquisition-related costs in connection with the acquisition of Hudson.

        We have incurred, and may continue to incur, a number of non-recurring costs associated with integrating the operations of Hudson. The substantial majority of non-recurring expenses resulting from the acquisition have been and may continue to be comprised of transaction costs related to the acquisition, facilities and systems consolidation costs and employment related costs. We may also continue to incur transaction fees and costs related to carrying out and completing the integration of Hudson. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

If we are unable to manage and sustain our growth, particularly with the addition of the Hudson business, our business and financial results could suffer.

        Our future financial results will depend in large part on our ability to profitably manage our core businesses, including any growth related to the acquisition of Hudson. Over the past several years, both of Hudson and Joe's have engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage employees and expand our operations and financial control systems. If we are unable to manage our businesses effectively and profitably, our business and financial results could suffer.

The acquisition of Hudson could adversely affect our financial results.

        We entered into the stock purchase agreement in connection with the acquisition of Hudson with the expectation that the acquisition would result in various benefits, including, among other things, cost savings, operating efficiencies and growth opportunities. To date, we have not integrated the operations of Hudson in any material respect. Our ability to achieve the anticipated benefits of the acquisition continues to remain subject to a number of uncertainties, including whether the business of Hudson becomes integrated in a successful manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management's time and energy and could have an adverse effect on the combined company's business, financial results and prospects.

Our success will depend on increasing our sales, improving our margins, profitably operating our retail stores and integrating Hudson into our operations.

        Our ability to operate profitably depends on our ability to implement our strategic plan with success, including the integration of Hudson into our operations. During fiscal 2014, we recognized growth for our Joe's® brand through increases in our retail sales and Joe's® men's domestic sales and the addition of our Hudson® brand.

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

        While we believe that we are putting in place the mechanisms necessary to successfully implement these strategies, there can be no assurance that we will be able to achieve our level of expectations. Further, there can be no assurance that these initiatives will result in profitability for us in the short term or in the future.

Our success will further depend on implementing a shift in Hudson's denim production from primarily domestic production to foreign production.

        Our Hudson® brand has historically produced substantially all of its denim apparel in Los Angeles, California. Our ability to improve operational efficiencies and profitably will depend upon the successful implementation of shifting all or substantially all of Hudson's® denim production to Mexico to achieve better production costs and margin improvement and to share production resources with our manufacturing relationships in Mexico currently producing our Joe's® branded products. To date, only a minor portion of Hudson's production has been shifted to Mexico. There are risks and uncertainties when undertaking large-scale changes in denim production and sourcing, particularly in a foreign country. There can be no assurances that such a large-scale move will not affect the fit, quality or construction of our Hudson® branded denim.

Our success will further depend on customer reception to Hudson producing non-United States denim products.

        While we have been successful in making the transition from domestic production to Mexico production for our Joe's® branded products, and have seen negligible, if any, negative reaction from our customers and our customers have come to accept our Joe's® branded products regardless of where we produce, because Hudson has different brand awareness amongst its loyal customers and because Hudson® has historically produced substantially all of its denim in the United States, we may experience negative reaction from the Hudson® customer base and negative reception for denim not produced in the United States.

We may experience disruption to our operations if we experience a substantial reduction in personnel in connection with the integration of Hudson.

        While we expect to realize efficiencies related to the integration of Hudson into our business, we may experience disruption in our operations if there is a substantial reduction in our personnel. In order to achieve a successful integration of Hudson, we will need to, among other things, retain and effectively manage employees. If we experience a large-scale loss of employees as a result of the integration, we may be unable to manage our businesses effectively and profitably, and our business and financial results could suffer.

Problems with our Hudson third party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.

        Our Hudson brand relies on a distribution facility operated by a third party in Commerce, California. Our ability to meet the needs of our wholesale partners and our own retail stores depends on the proper operation of this distribution facility. This third party will continue to provide distribution services, until we elect to terminate such services. There can be no assurance that we will be able to enter into other contracts for an alternate or replacement distribution centers on acceptable terms or at all. Such an event could disrupt our operations. In addition, because substantially all of our products are distributed from one location, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facility. We maintain business interruption insurance; however, this coverage may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

We are subject to risks associated with leasing retail space, are generally subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

        We do not own any of our stores, but instead lease all of our retail stores under operating leases and are subject to all of the risks associated with leasing real estate. Our leases generally have initial terms of 5 to 10 years, and generally can be extended for one additional 5- to 10-year term. All of our leases require a fixed annual rent, and most require the payment of additional rent if store sales exceed a negotiated amount. We generally cannot terminate our leases and have restrictions in connection with assigning or subletting our leases Most of our leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities, and we generally cannot cancel these leases at our option. Additionally, certain of our leases may allow the lessor to terminate the lease or not renew if we do not achieve a specified gross sales threshold in later years. Although we believe we will achieve the required threshold to continue those leases, we cannot assure you that we will do so. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

        Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Of our existing leases, one existing retail lease expired in fiscal 2014 and one existing retail lease will expire in May 2015. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

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

        As of February 13, 2015, we had 33 stores, which consist of 13 full price retail stores and 20 outlet locations. We will continue to evaluate our plan to continue increasing our store base; however, we do not have any signed leases for store openings in 2015 or beyond. Our new stores may not be immediately profitable and we may incur losses until these stores become profitable. Unavailability of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. There can be no assurance that we will open new stores in fiscal 2015 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

We may be unable to grow comparable store sales or average sales per square foot in our retail stores, which could cause our share price to decline.

        We may not be able to grow our comparable store sales or average sales per square foot in our retail stores. If our future comparable store sales or average sales per square foot decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations through our wholesale partners and at our retail locations have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

General economic conditions in the United States and other parts of the world, including a continued weakening of the economy and restricted credit markets, can affect consumer confidence and consumer spending patterns.

        The general economy in the United States and abroad continues to be in the midst of uncertainty. The apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact our business overall, the carrying value of our tangible and intangible assets and specifically sales, gross margins and profitability. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

        The financial markets have also been extremely volatile and resulted in declines in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity and our ability to access the credit or capital markets will not be affected by changes in the financial markets and the global economy. Continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

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

        Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale partners and retail customers, which could lead to a negative impact on our revenues and profitability. This promotional environment may continue even after economic growth returns, as we expect consumer spending trends are likely to remain at historically depressed levels for the foreseeable future. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities around the world could lead to further decreases in consumer spending.

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

        Denim, including premium denim, an industry term for denim jeans with a typical retail price of approximately $120 or more, has been increasingly popular and growing in sales over the past several years as a consumer discretionary purchase both domestically and internationally. However, because consumer demands and fashion trends are subject to cyclical variations as well as the fact that the general economy and future economic prospects can often affect consumer spending habits, a change in any one of the following:

  •
  consumer demand,

  •
  consumer purchases of discretionary items,

  •
  general economic conditions, or

  •
  fashion trends,

may result in lower sales, excess inventories or lower profit margins for our Joe's® or Hudson® products, any of which could have a material adverse effect on our results operations and financial condition.

We face intense competition in the denim industry. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.

        We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. We compete with other denim manufacturers such as AG, Paige Premium Denim, Rag and Bone Seven for All Mankind, Citizens of Humanity, J Brand and True Religion and other larger competitors primarily on the basis of:

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

Both of our Joe's® and Hudson® branded businesses depend on a strong brand image, and if we are not able to maintain or enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to sell sufficient quantities of our merchandise, which would harm our business and cause our results of operations to suffer.

        We believe that maintaining and enhancing both our Joe's and Hudson brands is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as visual merchandising, marketing and advertising, employee training and store operations. We anticipate that, as our business expands into new markets and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Certain of our competitors in the apparel industry have faced adverse publicity surrounding the quality, attributes and performance of their products. Our brand may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the contemporary apparel industry and to continue to provide high quality products. If we are unable to maintain or enhance our brand image, our results of operations may suffer and our business may be harmed.

A substantial portion of our net sales and gross profit is derived from a small number of large customers, and the loss of any of these large customers could have a material adverse effect on our financial condition and results of operations.

        Our Joe's® brand is substantially dependent on its 10 largest customers and customer groups, which accounted for approximately 65 percent of its net sales during fiscal 2014. Only one of its largest customer, Nordstrom Inc., individually accounted for over 10 percent of its net sales in fiscal 2014. Our Hudson® brand is substantially dependent on its 10 largest customers and customer groups, which accounted for approximately 66 percent of its net sales during fiscal 2014. Its largest customer, Nordstrom, Inc., accounted for over 39 percent of its net sales in fiscal 2014. We do not enter into any type of long-term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, to change their manner of doing business with us, to cancel orders previously placed in advance of shipment dates or a decision to cease carrying our products could have a material adverse effect on our financial condition and results of operations if we are unable to find an alternative customer for our products in a timely manner.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

        We plan to grow our business by increasing our core product offerings, which includes expanding our Joe's men's collection, denim, outerwear, women's bottoms and dresses assortment and expanding our Hudson product collection. We will continue to evaluate our plan to develop and introduce select new product categories and pursue select additional licensing opportunities in other categories.

        The principal risks to our ability to successfully carry out our plans to improve and expand our product offerings are that:

  •
  if our expected product offerings fail to maintain and enhance our brand identity, our image may be diminished or diluted;

  •
  if we fail to find and enter into relationships with external partners with the necessary specialized expertise; and

  •
  the use of licensing partners may limit our ability to conduct comprehensive final quality checks on merchandise.

        In addition, our ability to successfully carry out our plans to improve and expand our product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. These plans could be abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our net revenue and profitability.

Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control.

        Our current and future licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control. We have entered into three licensing agreements for Joe's: children's, shoes and intimates. We have entered into one license agreement for Hudson: children's. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas. Although we have taken and will continue to take steps to select potential licensing partners carefully and to monitor the activities of our licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner's ability to:

  •
  obtain capital;

  •
  exercise operational and financial control over its business;

  •
  manage its labor relations;

  •
  maintain relationships with suppliers;

  •
  manage its credit and bankruptcy risks; and

  •
  maintain customer relationships.

        Any of the foregoing risks, or the inability of any of our licensing partners to successfully market our products or otherwise conduct its business, may result in loss of revenue and competitive harm to our operations in regions or product categories where we have entered into such licensing arrangements.

Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or our business.

        We license our Joe's® trademarks to third parties for manufacturing, marketing and distribution of children's products, shoes and intimates. Additionally, we license our Hudson® trademarks to third parties for manufacturing, marketing and distribution of children's products. We believe that licensing the Joe's® and Hudson® brands for certain product categories will broaden and enhance the products available under these brand names. While our agreements with our licensees cover product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our standards. These activities could harm our brand equity, our reputation and our business.

Our business will suffer if we fail to respond to changing customer tastes.

        Customer tastes can change rapidly. We may not be able to anticipate, gauge or respond to these changes within a timely manner. We may also not be able to continue to satisfy our customers' existing tastes and preferences. If we misjudge the market for products or product groups, or if we fail to identify and respond appropriately to changing consumer demands, we may be faced with unsold finished goods inventory, which could materially adversely affect expected operating results and decrease sales, gross margins and profitability.

If we are unable to accurately forecast customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and to wholesale partners.

        We stock our stores, and provide inventory to our wholesale partners, based on our or their estimates of future demand for particular products. Our inventory management and planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. However, if our inventory and planning team fails to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. There can be no assurance that we will be able to successfully manage our inventory at a level appropriate for future customer demand.

        Factors that could affect our inventory management and planning team's ability to accurately forecast customer demand for our products include:

  •
  a substantial increase or decrease in demand for our products or for products of our competitors;

  •
  our failure to accurately forecast customer acceptance for our new products;

  •
  new product introductions or pricing strategies by competitors;

  •
  more limited historical store sales information for our newer markets;

  •
  weakening of economic conditions or consumer confidence in the future; and

  •
  acts or threats of war or terrorism which could adversely affect consumer confidence and spending or our international sales.

        Because of our rapid growth, we have occasionally placed insufficient levels of desirable product with our wholesale partners and in our retail locations such that we were unable to fully satisfy customer demand at those locations. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. As a result of these inabilities or failures, we may encounter difficulties in filling customer orders or in liquidating excess inventory at discount prices and may experience significant write-offs. Additionally, if we over-produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require give backs. These outcomes could have a material adverse effect on our brand image and adversely impact sales, gross margins and profitability.

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

        In recent years, the retail industry has experienced consolidation, restructurings, reorganizations and other ownership changes that have resulted in one entity controlling several different stores or the elimination of stores. This consolidation can result in fewer customers for our products, the closing of some stores or the number of "doors" which carry our products. As a result, the potential for consolidation or ownership changes, closing of retail outlets and fewer customers could negatively impact sales of our products and have a material adverse effect on our financial condition and results of operations.

We have grown rapidly in recent years as a result of the acquisition of Hudson and we have limited operating experience as a team at our current scale of operations. If we are unable to manage our operations at our current size or are unable to manage any future growth effectively, our business results and financial performance may suffer.

        We have expanded our operations rapidly since the acquisition of Hudson in 2013, and we have limited operating experience at our current size. Our business has grown significantly over the past few years, as we have grown our total net sales from $118,600,000 in fiscal 2012 to $188,755,000 in fiscal 2014. We have made and are making investments to support our near and longer-term growth. If our operations continue to grow over the longer term, of which there can be no assurance, we will be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth and continuing integration of Hudson into our operations could strain our existing resources, and we could experience operating difficulties, including obtaining sufficient raw materials at acceptable prices, securing manufacturing capacity to produce our products and experiencing delays in production and shipments. These difficulties would likely lead to a decrease in net revenue, income from operations and the price of our common stock.

The extent of our foreign sourcing may adversely affect our business.

        Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors located outside of the United States, with approximately 75 percent of our total revenue for fiscal 2014 attributable to manufacturing contractors located outside of the United States. These manufacturing contractors are located mainly in Mexico and Asia, with approximately 65 percent of our purchases for fiscal 2014 attributable to manufacturing contractors located in Mexico. We anticipate that the percentage of our total revenue for fiscal 2015 will increase because of our plan to shift a substantial portion of Hudson's denim production to Mexico. A manufacturing contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

  •
  political and economic instability in countries or regions, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

  •
  imposition of regulations, quotas and other trade restrictions relating to imports, including quotas imposed by bilateral textile agreements between the United States and foreign countries;

  •
  imposition of increased duties, taxes and other charges on imports;

  •
  labor union strikes at ports through which our products enter the United States;

  •
  labor shortages in countries where contractors and suppliers are located;

  •
  a significant decrease in availability or an increase in the cost of raw materials;

  •
  restrictions on the transfer of funds to or from foreign countries;

  •
  disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas.

  •
  The migration and development of manufacturing contractors, which could affect where our products are or planned to be produced;

  •
  increases in the costs of fuel, travel and transportation;

  •
  reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign-made product; and

  •
  violations by foreign contractors of labor and wage standards and resulting adverse publicity.

        If these risks limit or prevent us from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact our business.

        We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Supply disruptions from this manufacturer (or any of our other manufacturers) could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials at acceptable prices or at all. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost-efficient manner could have a material adverse effect on our business, financial condition and operating results.

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

        The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for the raw materials—primarily cotton—used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Increases in raw material costs, together with other factors, will make it difficult for us to sustain the level of cost of goods savings we have achieved in recent years and could result in a decrease of our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

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

        We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including credit card information and personal identification information. A security breach may expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly- evolving types of cyber attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Our directors and management, including Mr. Dahan, beneficially own a large percentage of our common stock and may be able to exert significant influence and control over us and may make decisions that do not always coincide with the interest of other stockholders.

        As of February 13, 2015, our executive officers and directors, in the aggregate, beneficially owned approximately 20 percent of our common stock, including options exercisable and restricted common stock units vesting within 60 days. In particular, Mr. Dahan, an executive officer and member of our Board, beneficially owned approximately 17 percent of our total shares outstanding and is our largest stockholder. As a result, such persons are in a position to exert significant control over us and have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

        In addition, as of February 13, 2015, Peter Kim, the Chief Executive Officer of our Hudson subsidiary and a member of our Board, owns approximately $14,300,000 in the aggregate principal amount of convertible notes, which would be convertible on September 30, 2015 into approximately 8,000,000 shares of our common stock, at the current conversion price, which would represent approximately 10 percent of our total shares outstanding.

Our future success depends on our ability to attract and retain talented personnel and retain our key employees, including our creative director.

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

        Mr. Dahan's departure could materially adversely affect our operations because his experience, design capabilities and name recognition in the apparel industry is important to our business and we rely heavily on Mr. Dahan's capabilities to design, direct and produce product for the Joe's® brand. However, the loss of Mr. Dahan would not have any effect on our ownership of the brand. While we believe that we would be able to find a suitable replacement to design, direct and produce product for the Joe's® brand, we do not know the effect a new or different designer would have on the products and consumer's response to those new products. Therefore, the loss of Mr. Dahan's services could have an impact on our ability to operate on a daily basis.

Our existing stockholders may be diluted if we choose to settle the convertible notes by issuing shares of our common stock.

        Under the terms of the convertible notes issued in connection with the acquisition of Hudson, we choose how we settle the conversion of the notes. We can settle by issuing shares of common stock, cash, or a combination of cash and common stock, at our election. Each of the notes is convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18,200,000 shares of our common stock. If we settle through the issuance of our common stock, this would result in a reduction of the percentage of ownership interest held by our existing stockholders. Also, the addition of a substantial number of shares of our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock.

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

        The trading price and volume of our common stock has historically been subject to fluctuations in response to factors such as the following, some of which are beyond our control:

  •
  annual and quarterly variations in actual or anticipated operating results;

  •
  operating results that vary from the expectations of securities analysts and investors;

  •
  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  •
  changes in market valuations of other denim apparel companies;

  •
  announcements of new product lines by us or our competitors, announcements by us or our competitors of significant contracts, acquisitions or dispositions of assets, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel or members of our board of directors; and

  •
  general conditions in the apparel industry.

        In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $0.30 to $1.55. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

We are currently not in compliance with Nasdaq's requirements for continued listing. Since we are not in compliance with Nasdaq continued listing requirements, we may be delisted, which may decrease our stock price and make it harder for our stockholders to trade our stock and would have a material adverse effect on our liquidity and harm our business.

        On November 24, 2014, we received a notification letter from Nasdaq notifying us that we no longer met Nasdaq's requirements for continued listing under Nasdaq Listing Rule 5550(a)(2), or the

Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the notification letter. According to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days until May 26, 2015, with one additional 180 calendar day extension period, to regain compliance with the Bid Price Rule. However, if we are not able to regain compliance in the applicable time period, Nasdaq will provide written notification to us that our common stock would be subject to delisting from the Nasdaq Capital Market.

        While we intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with the Bid Price Rule by May 26, 2015, or within any applicable extension period, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on Nasdaq. If we are not able to comply with the Nasdaq requirements, our common stock will be delisted from Nasdaq and our common stock would likely be quoted on the OTC Bulletin Board or on the OTC Pink Sheets. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock. Also, a delisting of our common stock would adversely affect our ability to obtain financing for the continuation of our operations and harm our business.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

        Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Historically, our greatest volume of shipments and sales occur from late spring through the early fall, which coincides with our third and fourth fiscal quarters. This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest. Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future. For fiscal 2014, we funded inventory purchases through cash from operations and cash availability under our financing agreements with CIT.

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

        Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. Some of these risks include:

  •
  the burdens of complying with a variety of foreign laws and regulations;

  •
  unexpected changes in regulatory requirements; and

  •
  new tariffs or other barriers to some international markets.

        We are also subject to general political and economic risks associated with conducting international business, including:

  •
  political instability;

  •
  changes in diplomatic and trade relationships; and

  •
  general economic fluctuations in specific countries or markets.

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

        We operate retail store locations under non-cancelable operating lease agreements expiring on various dates through 2023 or three or ten years from the opening date of the store. These facilities are all located in the United States. As of November 30, 2014, we had 33 stores open and operating. Our retail square footage as of November 30, 2014 was approximately 64,512 square feet in the aggregate. Our retail stores range in size from 941 to 3,025 square feet. In the first half of fiscal 2015, we expect to consolidate our principal place of business and all of our operations within the 89,230 square feet of leased space in Commerce, California.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)   Our common stock is currently traded under the symbol "JOEZ" on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC, or Nasdaq. The following chart sets forth the high and low interday quotations for our common stock on the Nasdaq market for the periods indicated. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

	High	Low
Fiscal 2014
First Quarter	$1.50	$1.06
Second Quarter	$1.41	$0.91
Third Quarter	$1.24	$0.96
Fourth Quarter	$1.05	$0.60
Fiscal 2013
First Quarter	$1.49	$0.88
Second Quarter	$2.01	$1.39
Third Quarter	$1.86	$1.15
Fourth Quarter	$1.26	$1.03

        As of February 13, 2015, there were approximately 810 record holders of our common stock. We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider certain factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Joe's Jeans Inc., the S&P Smallcap 600 Index,
and S&P Smallcap 600 Apparel Retail Index

*
$100 invested on 11/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending November 30.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	11/30/2009	11/30/2010	11/30/2011	11/30/2012	11/30/2013	11/30/2014
Joe's Jeans Inc.	100.00	123.26	40.31	68.99	93.02	46.51
S&P Smallcap 600	100.00	127.45	136.89	156.07	224.59	234.26
S&P Smallcap 600 Apparel Retail	100.00	147.19	140.19	158.84	190.38	187.57

Equity Compensation Plan Information

        See "Item 12—Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matter" for the Equity Compensation Plan Information.

        (b)   None.

        (c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
12/01/13 - 12/30/13	73,205	$1.08	0	(1)	0	(1)
01/01/14 - 01/31/14	38,056	$1.12	0	(1)	0	(1)
02/01/14 - 02/28/14	83,640	$1.26	0	(1)	0	(1)

Total	194,901

(1)
On December 17, 2013, January 3, 2014 and February 16, 2014, we agreed to repurchase shares at the closing price of our common stock on such date that were previously granted pursuant to a restricted stock agreements for payment of tax withholding obligations by Marc Crossman. For as long as Mr. Crossman was an employee, we repurchased shares of our common stock pursuant to the award agreements on certain vesting dates of the grants.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Year ended
	11/30/14	11/30/13(1)	11/30/12	11/30/11	11/30/10
	(in thousands, except per share data)
Net sales	$188,755	$140,183	$118,642	$95,420	$98,176
Cost of goods sold	104,109	77,844	62,472	52,056	51,963

Gross profit	84,646	62,339	56,170	43,364	46,213
Operating expenses
Selling, general and administrative	76,393	54,126	43,997	41,617	39,349
Impairment of goodwill	23,585	—	—	—	—
Depreciation and amortization	4,615	2,541	1,456	1,168	843
Buy-out expense	—	8,732	—	—	—
Retail stores impairment	840	—	—	1,144	—

	105,433	65,399	45,453	43,929	40,192

Operating (loss) income	(20,787)	(3,060)	10,717	(565)	6,021
Interest expense	13,827	2,562	376	484	464
Other (income) expense	(2,268)	209	—	—	—

(Loss) income before taxes	(32,346)	(5,831)	10,341	(1,049)	5,557
Income tax (benefit) provision	(4,630)	1,483	4,776	316	2,956

Net (loss) income and comprehensive (loss) income	$(27,716)	$(7,314)	$5,565	$(1,365)	$2,601

(Loss) earnings per common share—basic	$(0.41)	$(0.11)	$0.08	$(0.02)	$0.04

(Loss) earnings per common share—diluted	$(0.41)	$(0.11)	$0.08	$(0.02)	$0.04

Weighted average shares outstanding
Basic	68,226	67,163	65,496	64,001	62,362
Diluted	68,226	67,163	66,849	64,001	64,505
Balance sheet data:
Total assets	$203,949	$223,023	$86,024	$80,162	$81,469
Long term debt(2)	24,733	89,982	—	—	—
Stockholders' equity	40,997	65,769	71,739	64,757	64,873

(1)
Includes results of operation for Hudson from the acquisition date of September 30, 2013 through the end of our fiscal year ended November 30, 2013.

(2)
Includes long term debt, convertible notes and buyout payable. During fiscal 2014, certain of the prior year long term debt was reclassified as current debt due to the default under the respective term loan agreement.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2014, 2013 and 2012, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties, as discussed under the heading "Forward-Looking Statements" of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition. Therefore, our results of operations for the fiscal year 2013 are not necessarily indicative of future results. Our financial results for fiscal 2014 reflect a full year of operations for our Hudson subsidiary.

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

        On September 30, 2013, we acquired all of the outstanding equity interests in Hudson, a designer and marketer of women's and men's premium branded denim apparel, for an aggregate purchase price consisting of approximately $65,416,000 in cash and approximately $27,451,000 in convertible notes, net of discount. We also issued promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount that was paid on April 1, 2014 to certain option holders of Hudson. This acquisition provides us with an additional proven premium denim brand and enhances our prospects for growth across wholesale, retail and e-commerce, both domestically and overseas, and creates the potential for improved purchasing authority with current and future vendors and other operational efficiencies. As of the acquisition date, the acquired business represented approximately 40 percent of our consolidated total assets at November 30, 2013 and approximately three percent of consolidated net loss for the year ended November 30, 2013.

        Our auditors have expressed their substantial doubt about our ability to continue as a going concern due to our net working capital deficiency due to debt covenant violations and our recurring losses from operations. All financial statements and information have been prepared assuming that we will continue as a going concern. While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring alternatives for other sources of capital for ongoing cash needs, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist us as we explore all alternatives. We are currently in discussions with our creditors under both of the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

        Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, women's intimates, children's products, shoes, belts and leather goods produced by us or under various license agreements and receive royalty payments based upon net sales from licensees. Our Hudson® product line includes women's, men's and children's denim jeans, pants, jackets and other bottoms. Similar to the evolution of Joe's®, we expect to evaluate offering a range of products under the Hudson® brand name.

        In the first quarter of fiscal 2012, we launched a new brand, else™, which was initially sold primarily at Macy's. The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price. We created a unique product that incorporated staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets. We no longer have an exclusive distribution partnership with Macy's for the else™ brand and do not sell our else™ products to Macy's any longer. As a result, we believe that the future of the else™ brand is extremely limited, and we continue to evaluate its marketability internationally versus domestically by selling it in a limited amount in the international market.

        During fiscal 2014, we recognized growth through increases in our retail sales and the addition of sales from our acquisition of Hudson. We acquired Hudson on September 30, 2013 and our results of operations reflect the consolidation of Hudson as one of our wholly owned subsidiaries from that date through the end of our fiscal year of November 30, 2013, which was approximately two months of operations, and its financial results are included in each of the two reportable segments in a manner consistent with our reporting structure. Therefore, our results of operations for the fiscal year 2013 are not necessarily indicative of future results. Our financial results for fiscal 2014 reflect a full year of operations for our Hudson subsidiary.

        In November 2014, we announced that we received an initial notice of default and event of default and demand for payment of default interest from Garrison, as term loan agent, under the term loan facility entered into on September 30, 2013. As a result of the event of default under the term loan facility, this also triggered a default and an event of default under the terms of the revolving credit facility with CIT entered into on September 30, 2013. As a result of such defaults and events of default, both of CIT and Garrison have reserved their respective rights to exercise any and all remedies available to them under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan facility and the revolving credit facility, we are also in default of our subordinated convertible notes issued to the former equity owners of Hudson because we are prohibited from making any payments under the subordinated convertible notes. We are also prohibited from making any buy-out payments to Mr. Dahan. On February 10, 2015, we received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT. We are currently in discussions with Garrison and CIT regarding a resolution to the defaults and events of default, including refinancing some or all of the debt and/or amendments to some or all of the existing agreements. However, there can be no assurance that we will be able to refinance or that the requested amendments will be granted on terms acceptable to us or at all.

        For 2015, we believe that our growth drivers will be dependent upon the resolution of our defaults under our term loan and revolving credit agreements with Garrison and CIT, respectively, integration of our operations with our Hudson brand, cost savings resulting from operational benefits or synergies of the two brands, the performance of our retail stores, continued increases from our international and men's sales, performance of our licensee's under their respective agreements for children's products, shoes and intimates and enhancement of products available to our customers. Since our retail expansion commenced in 2008, we currently operate 33 retail stores, 13 of which are full price retail stores and 20 of which are outlet stores. We did not open any new stores in fiscal 2014 and one full price retail store's lease expired in the second quarter of fiscal 2014. While we continue to look for additional leases for further expansion, we do not have any signed leases for store openings in 2015 or beyond. It is necessary for us to integrate the operations of Hudson in order to reduce expenses and achieve the synergies that were expected as a result of the acquisition of Hudson.

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

Comparison of Fiscal Year Ended November 30, 2014 to Fiscal Year Ended November 30, 2013

	Year ended
	11/30/14	11/30/13(1)	$ Change	% Change
	(in thousands)
Net sales	$188,755	$140,183	$48,572	35%
Cost of goods sold	104,109	77,844	26,265	34%

Gross profit	84,646	62,339	22,307	36%
Gross margin	45%	44%	—	1%
Selling, general and administrative	76,393	54,126	22,267	41%
Impairment of goodwill	23,585	—	23,585	N/A
Depreciation and amortization	4,615	2,541	2,074	82%
Buy-out expense	—	8,732	(8,732)	(100)%
Retail stores impairment	840	—	840	N/A

Operating (loss) income	(20,787)	(3,060)	(17,727)	(579)%
Interest expense	13,827	2,562	11,265	440%
Other (income) expense	(2,268)	209	(2,477)	(1,188)%

(Loss) income before taxes	(32,346)	(5,831)	(26,515)	455%
Income tax (benefit) provision	(4,630)	1,483	(6,113)	(412)%

Net loss and comprehensive loss	$(27,716)	(7,314)	(20,402)	(279)%

(1)
Includes results of operation for Hudson from the acquisition date of September 30, 2013 through the end of our fiscal year ended November 30, 2013.

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	11/30/14	11/30/13(1)	$ Change	% Change
	(in thousands)
Net sales
Wholesale	$158,092	$113,276	44,816	40%
Retail	30,663	26,907	3,756	14%

	$188,755	$140,183	48,572	35%

Gross Profit:
Wholesale	$64,627	$44,511	20,116	45%
Retail	20,019	17,828	2,191	12%

	$84,646	$62,339	22,307	36%

Operating (loss) income:
Wholesale	$39,719	$29,442	10,277	35%
Retail	(2,565)	(1,139)	(1,426)	(125)%
Corporate and other	(57,941)	(31,363)	(26,578)	(85)%

	$(20,787)	$(3,060)	(17,727)	(579)%

(1)
Includes results of operation for Hudson from the acquisition date of September 30, 2013 through the end of our fiscal year ended November 30, 2013.

Fiscal Year 2014 Overview

Net Sales

        Our net sales increased to $188,755,000 in fiscal 2014 from $140,183,000 in fiscal 2013, a 35 percent increase.

        More specifically, our wholesale net sales increased to $158,092,000 from fiscal 2014 from $113,276,000 for fiscal 2013, a 40 percent increase. This increase in our wholesale sales is primarily attributed to the addition of $52,756,000 in wholesale sales from Hudson®. The increases were partially offset by a $1,189,000 decline in sales from our Joe'® brand and a $6,751,000 decline in sales from our else™ brand since we no longer have an exclusive distribution partnership with Macy's and do not sell our else™ products to Macy's any longer. As a result, we believe that the future of the else™ brand is extremely limited, and we continue to evaluate its marketability internationally versus domestically by selling it in a limited amount in the international market.

        Our retail net sales increased to $30,663,000 for fiscal 2014 from $26,907,000 for fiscal 2013, a 14 percent increase. The primary reason for this increase was due to $3,029,000 in retail sales from Hudson's® e-shop. Same store sales for Joe's® stores opened at least 12 months, including our Joe's® e-shop, decreased by two percent. Same store sales for our brick and mortar Joe's® stores decreased by five percent. Same store sales for our Joe's® e-shop increased by 34 percent.

Gross Profit

        Our gross profit increased to $84,646,000 for fiscal 2014 from $62,339,000 for fiscal 2013, a 36 percent increase. Our overall gross margin increased to 45 percent from 44 percent for fiscal 2013.

        Our wholesale gross profit increased to $64,627,000 for fiscal 2014 from $44,511,000 for fiscal 2013, a 45 percent increase. Our wholesale gross profit grew for fiscal 2014 compared to fiscal 2013 due to the addition of sales from Hudson®. Gross profit attributable to Hudson totaled $29,006,000 and $5,227,000 for the periods, respectively. Our gross profit for Joe's® decreased to $35,621,000 from $39,284,000, or nine percent, primarily due to an inventory write down of $272,000 to the lower of cost or market for finished goods inventory and an increase in fabric reserves of $1,749,000 in the fourth quarter of fiscal 2014. Our wholesale gross margin for fiscal 2014 increased to 41 percent compared to 39 percent for the prior year comparable period. The increase in gross margin can be mostly attributed to an amortization charge of approximately $2,000,000 in fiscal 2013 and $1,000,000 in the first quarter of fiscal 2014 related to a fair value step up of inventory acquired from Hudson and subsequently sold in fiscal 2014.

        Our retail gross profit increased to $20,019,000 for fiscal 2014 from $17,828,000 for fiscal 2013, a 12 percent increase. This increase is primarily attributable to the additional retail sales from Hudson's® e-shop that generated an additional $2,176,000 in gross profit for fiscal 2014. We did not open any additional store locations in fiscal 2014. Our retail gross margin percentage decreased to 65 percent from 66 percent in fiscal 2013 primarily due to more promotional activity at our retail stores due to heavier activity by our competitors than in the prior year period.

Selling, General and Administrative Expense, including Depreciation and Amortization, Buy-out Expense and Impairment of Assets

        Selling, general and administrative, or SG&A, expenses, including, depreciation and amortization, buy-out expense and impairment of assets increased to $105,433,000 for fiscal 2014 from $65,399,000 for fiscal 2013, a 61 percent increase. Excluding the contingent consideration buy out expense in the first quarter of fiscal 2013, our SG&A expenses increased by $48,765,000, or 86 percent, primarily due to a $23,585,000 goodwill impairment charge as the carrying value of our Hudson wholesale reporting unit exceeded our fair market value and $25,322,000 of additional expenses related to the operation of our Hudson subsidiary. Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, impairment of assets, transaction expenses in connection with the Hudson acquisition and also includes depreciation and amortization and buy-out expense.

        Our wholesale SG&A expense increased to $24,908,000 for fiscal 2014 compared to $15,069,000 for fiscal 2013, a 65 percent increase. Our wholesale SG&A expense was higher in fiscal 2014 mostly due to the additional SG&A expense of $8,929,000 associated with Hudson's operations. Our Joe's wholesale SG&A expense increased slightly by $910,000, or an increase of seven percent, on a comparative basis mostly due to an increase in bad debt expense.

        Our retail SG&A expense increased to $22,584,000 for fiscal 2014 compared to $18,967,000 for fiscal 2013, a 19 percent increase. Our retail SG&A expense increased mostly due to an additional retail expense of $1,407,000 associated with Hudson's e-commerce operations. In fiscal 2014, we recorded a retail store impairment charge of $840,000 related to the property and equipment at six of our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores. In addition, fiscal 2014 also includes the full year of operations of four stores opened at various times during fiscal 2013.

        Our corporate and other SG&A expense increased to $57,941,000 for fiscal 2014 compared to $31,363,000 for fiscal 2013, a 85 percent increase. Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson, and professional fees and other transaction expenses associated with the acquisition of Hudson. Our corporate and other SG&A expense includes a $23,585,000 goodwill impairment charge for fiscal 2014 as the carrying value of our Hudson wholesale reporting unit exceeded our fair market value. In addition, in the first quarter of fiscal 2013, we recorded a contingent consideration buy out expense of $8,732,000 in connection with the new agreement entered into with Mr. Dahan that fixed the overall amount to be paid by us for the remainder of his contingent consideration agreement in connection with the acquisition of the Joe's® brand in October 2007. In fiscal 2013, we also recorded $4,262,000 of transaction expenses in connection with the acquisition of Hudson that we did not have in fiscal 2014. We also had additional expenses for Hudson's corporate operations of $14,986,000 in fiscal 2014 that we did not have in fiscal 2013.

Operating (Loss) Income

        We had an operating loss of $20,787,000 for fiscal 2014 compared to an operating loss of $3,060,000 for fiscal 2013. We generated a higher operating loss primarily due to a $23,585,000 goodwill impairment charge for fiscal 2014.

        Due to the addition of Hudson's operations, our wholesale operating income increased to $39,719,000 for fiscal 2014 from $29,442,000 for fiscal 2013, a 35 percent increase. As a result of negative same store sales, lower gross margins, higher expenses associated with operating four stores for a full fiscal year and a retail store impairment charge, we generated a retail operating loss of $2,565,000 for fiscal 2014 compared to an operating loss of $1,139,000 for fiscal 2013. Corporate operating loss increased to $57,941,000 for fiscal 2014 from an operating loss of $31,363,000 for fiscal 2013 mostly due to a $23,585,000 goodwill impairment charge for fiscal 2014.

Interest Expense

        Our interest expense increased to $13,827,000 for fiscal 2014 from $2,562,000 for fiscal 2013. Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT and Garrison, respectively and amortization of debt discounts and deferred financing costs associated the finance arrangements resulting from the Hudson acquisition in September

2013. We entered into the revolving and term loan credit agreements in September 2013, therefore, our interest expense in 2013 only reflects two months of interest under these agreements. Effective retroactively to October 1, 2014, we began paying additional interest to both CIT and Garrison, respectively, due to the default under the respective agreements. We pay to CIT an additional one percent interest and Garrison an additional two percent interest.

Other Expense

        Other expense mostly represents the change in fair value of the embedded conversion derivative from November 30, 2013 to May 8, 2014, the date of our annual meeting of stockholders approving the conversion of shares under the convertible notes, and this change in value was $2,270,000 for fiscal 2014.

Income Taxes

        Our effective tax rate was 14 percent for fiscal 2014 compared to a negative 25 percent for fiscal 2013. For fiscal 2013, we had losses associated with our operations that would ordinarily result in a tax benefit. Due to unfavorable permanent book/tax differences associated with the costs of acquiring the Joes® trademark (in connection with the merger in 2007) and transaction costs (in connection with the acquisition of Hudson in 2013), we had income for tax purposes which resulted in a tax expense and caused the negative effective tax rate. For fiscal 2014, our effective tax rate has normalized as we had losses associated with our operations that resulted in a tax benefit. However, we had an unfavorable permanent book/tax difference associated with goodwill impairment, which reduced our tax benefit.

Net (Loss) Income and Comprehensive (Loss) Income

        We generated a net loss of $27,716,000 in fiscal 2014 compared to a net loss of $7,314,000 in fiscal 2013. The increase in our net loss was primarily due to a $23,585,000 goodwill impairment charge for fiscal 2014, a retail store impairment charge of $840,000 and higher interest expense operating associated with the acquisition of Hudson.

Comparison of Fiscal Year Ended November 30, 2013 to Fiscal Year Ended November 30, 2012

	Year ended
	11/30/13(1)	11/30/12	$ Change	% Change
	(in thousands)
Net sales	$140,183	$118,642	$21,541	18%
Cost of goods sold	77,844	62,472	15,372	25%

Gross profit	62,339	56,170	6,169	11%
Gross margin	44%	47%	(3)%	(5)%
Selling, general and administrative	54,126	43,997	10,129	23%
Depreciation and amortization	2,541	1,456	1,085	74%
Contingent consideration buy-out expense	8,732	—	8,732	N/A

Operating (loss) income	(3,060)	10,717	(13,777)	(129)%
Interest expense	2,562	376	2,186	581%
Other expense	209	—	209	NA

(Loss) income before taxes	(5,831)	10,341	(16,172)	(156)%
Income tax provision	1,483	4,776	(3,293)	(69)%

Net (loss) income and comprehensive (loss) income	$(7,314)	$5,565	$(12,879)	231%

(1)
Includes results of operation for Hudson from the acquisition date of September 30, 2013 through the end of our fiscal year ended November 30, 2013.

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	11/30/13(1)	11/30/12	$ Change	% Change
	(in thousands)
Net sales
Wholesale	$113,276	$95,310	$17,966	19%
Retail	26,907	23,332	3,575	15%

	$140,183	$118,642	$21,541	18%

Gross Profit:
Wholesale	$44,511	$39,895	$4,616	12%
Retail	17,828	16,275	1,553	10%

	$62,339	$56,170	$6,169	11%

Operating (loss) income:
Wholesale	$29,442	$25,762	$3,680	14%
Retail	(1,139)	1,489	(2,628)	(176)%
Corporate and other	(31,363)	(16,534)	(14,829)	(90)%

	$(3,060)	$10,717	$(13,777)	(129)%

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

        Our wholesale gross profit increased to $44,511,000 for fiscal 2013 from $39,895,000 for fiscal 2012, a 12 percent increase. Our wholesale gross profit grew for fiscal 2013 compared to fiscal 2012 due to the addition of sales from Hudson®. Gross profit attributable to Hudson totaled $5,227,000 for the period. Our wholesale gross margin for fiscal 2013 decreased to 39 percent compared to 42 percent for the prior year comparable period. The decrease in gross margin can be mostly attributed to an amortization charge of approximately $2,000,000 related to a fair value step up of inventory acquired from the acquisition of Hudson and sold prior to our fiscal year end. In addition, our wholesale gross margins were impacted by our product placement mix with our wholesale customers.

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

        Our corporate and other SG&A expense increased to $31,363,000 for fiscal 2013 from $16,534,000 for fiscal 2012, a 90 percent increase. Our increase in corporate and other SG&A expense was primarily attributable to the contingent consideration buy out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 in connection with the new agreement entered into with Mr. Dahan, $4,262,000 of professional fees and other transaction expenses in connection with the acquisition of Hudson and the addition of expenses for Hudson's corporate operations of $3,260,000 for the two months ended November 30, 2013. These increases were partially offset by a decrease of $1,551,000 in expense associated with payments to Mr. Dahan that are no longer required to be paid as of February 2013 as a result of the new agreement with him.

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

Interest Expense

        Our interest expense increased to $2,562,000 for fiscal 2013 from $376,000 for fiscal 2012. Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT and Garrison, respectively, and amortization of debt discounts and deferred financing costs associated the finance arrangements resulting from the Hudson acquisition.

Other Expense

        Other expense mostly represents the change in fair value of the embedded conversion derivative from September 30, 2013 to November 30, 2013 and this change in value was $209,000 for fiscal 2013.

Income Taxes

        Our effective tax rate was negative 25 percent for fiscal 2013 compared to 46 percent for fiscal 2012. For fiscal 2013, we had losses associated with our operations that would ordinarily result in a tax benefit. Due to unfavorable permanent book/tax differences associated with the costs of acquiring the Joe's® trademark (in connection with the merger in 2007) and transaction costs (in connection with the acquisition of Hudson in 2013), we had income for tax purposes which resulted in a tax expense and caused the negative effective tax rate.

Net (Loss) Income and Comprehensive (Loss) Income

        We generated a net loss of $7,314,000 in fiscal 2013 compared to net income of $5,565,000 in fiscal 2012. The shift to net loss from net income was primarily due to an increase in SG&A expense associated with transaction and other expenses related to the acquisition and integration of Hudson into our consolidated financial statements, an increase in expenses related to increasing our retail store base and the contingent consideration buy out expense recorded in the first quarter of fiscal 2013.

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

        In November 2014, we received an initial notice of default and event of default and demand for payment of default interest from Garrison, as term loan agent, under the term loan facility entered into on September 30, 2013. As a result of the event of default under the term loan facility, this also triggered a default and an event of default under the terms of the revolving credit facility with CIT entered into on September 30, 2013. As a result of such defaults and events of default, both of CIT and Garrison have reserved their respective rights to exercise any and all remedies available to them under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan facility and the revolving credit facility, we are also in default of our subordinated convertible notes issued to the former equity owners of Hudson. However, under the terms of the agreements with CIT and Garrison, we are prohibited from making any payments under the subordinated convertible notes, but are accruing interest at the default rate. We are also prohibited from making buy-out payments to Mr. Dahan. On February 10, 2015, we received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT. While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring alternatives for other sources of capital for ongoing cash needs, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist the Board in exploring all strategic and financing alternatives, including the engagement of a chief restructuring advisor to assist us with our day-to-day operational needs. We are currently in discussions with our creditors under both of the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. As a result of these defaults, Moss Adams LLP, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. In addition, as a result of being out of compliance with our term loan agreement, our term loan debt has been classified as current on our balance sheet.

        For the fiscal year ended 2014, we used $10,333,000 of cash flow from operations. Cash flow from financing activities consisted of $13,665,000 of borrowings under our revolving credit facility. We made payments of $343,000 for taxes on restricted stock units. We purchased $227,000 in restricted stock, repaid our promissory tax notes in the aggregate amount of $1,235,000 and made payments of $75,000 against our term loan. We used $1,183,000 in investing activities, $765,000 for the purchase of property and equipment and $418,000 for a final working capital payment relating to our purchase of Hudson. Our cash balance increased to $1,054,000 as of November 30, 2014.

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

        Under the amended and restated factoring agreement entered into on September 30, 2013, we continue to sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. We pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The interest rate associated with borrowings equals the interest rate then in effect for "Revolving A Loans" pursuant to the revolving credit agreement. As of November 30, 2014, that interest rate was approximately 6.5 percent. In addition, because we are in default under the agreements with CIT, we pay an additional one percent default rate to CIT. The amended and restated factoring agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to September 30, 2018 or annually with 60 days' written notice prior to September 30th of each year thereafter and remains effective until terminated. We are currently in discussions with Garrison and CIT regarding a resolution to the defaults and events of default, including refinancing some or all of the debt and/or amendments to some or all of the existing agreements. However, there can be no assurance that we will be able to refinance or that the requested amendments will be granted on terms acceptable to us or at all.

        As of November 30, 2014, our cash balance was $1,054,000 and our cash availability with CIT was approximately $12,000,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. As of November 30, 2014, our revolving credit facility had an outstanding balance of $31,338,000.

        For fiscal 2015, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest and additional interest at the default rates, required to be made under our amended and restated factoring facility, revolving credit agreement, term loan credit agreement and convertible notes; (iii) working capital necessary to fund inventory purchases; (iv) capital expenditures to support additional retail store openings and integration costs with Hudson; (v) financing extensions of trade credit to our customers; (vi) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him, including any additional payments not made during the period we were prohibited from making payments; and (vii) payments for expenses associated with the integration of Hudson into one facility and one consolidated company with operating divisions. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our revolving credit agreement with CIT, which includes the amended and restated factoring facility.

        Based on our cash on hand, cash flow from operations, the expected borrowing availability under the revolving credit agreement with CIT based upon our borrowing base and sales forecasts, and Garrison and CIT not exercising any and all remedies available to it under their respective agreements due to the default, including demanding repayment of all principal and interest due under the respective agreements, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2015. However, if Garrison and/or CIT demand repayment of all principal and interest due under their respective agreements, we require more capital for growth, integration or experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements. However, there can be no assurance that other financings will be available if needed. Our inability to fulfill any interim working capital requirements raises a substantial doubt about our ability to continue as a going concern for a reasonable period of time.

        We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Financing Arrangements Related to the Acquisition of Hudson

        As discussed above, in connection with the acquisition of Hudson we entered into a revolving credit agreement with CIT and a term loan credit agreement with Garrison. We also issued approximately $32,445,000 in convertible notes (face amount) and promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount that was paid on April 1, 2014 to certain option holders of Hudson.

        The convertible notes were issued with different interest rates and conversion features for Hudson's management stockholders and Fireman Capital CPF Hudson Co-Invest LP, or Fireman, respectively. Interest on the convertible notes is paid in a combination of cash and additional paid- in-kind notes, or PIK notes. Convertible notes in an aggregate principal amount of approximately $22,885,000 (face amount) were issued to Hudson's management stockholders, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. All of the notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility (as discussed below). Due to the defaults and events of default under the revolving credit facility and term loan facility, we are prohibited from making any payments under the subordinated convertible notes.

        The management notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continues to accrue quarterly at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK notes. In addition, because we are prohibited from making any payments under the subordinated convertible notes, as of January 1, 2015, we began to accrue an additional two percent interest under the default rate in cash. The management notes become convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

        The approximately $9,560,000 (face amount) in aggregate principal amount of convertible notes issued to Fireman are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. The Fireman note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continues to accrue quarterly at a rate of 10 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK notes. In addition, because we are prohibited from making any payments under the subordinated convertible notes, as of January 1, 2015, we accrue an additional two and a half percent interest under the default rate in cash. The Fireman note became convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

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

        In connection with the quarterly interest payments payable on January 1, 2014, April 1, 2014, July 1, 2014 and October 1, 2014, we issued a total of approximately $218,000, $215,000, $219,000 and $223,000, respectively, in the aggregate principal amount of convertible notes as PIK notes to the holders of the convertible notes. In addition, because we are prohibited from making any payments under the subordinated convertible notes, we did not pay the quarterly interest payment on January 1, 2015 and are accruing at an additional two or two and one-half percent interest under the default rate of the agreements, respectively.

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

        All unpaid loans under the revolving facility mature on September 30, 2018. We have the right at any time and from time to time to terminate the commitments under the revolving facility by paying in full or prepay any borrowings, in whole or in part, without terminating or reducing the commitment. If we terminate the revolving facility in full prior to the second anniversary of the closing date, we are required to pay a prepayment fee of 1 percent or 0.5 percent of the commitments terminated depending on when we make the prepayment.

        The revolving facility is guaranteed by us and all of our subsidiaries, and secured by liens on substantially all assets owned by us, including a first- priority lien on certain property, including principally trade accounts, inventory, certain related assets and proceeds of the foregoing, subject to permitted liens and exceptions, and a second-priority lien on all other assets, including intellectual property owned by us, which secures the term loan facility on a first-priority basis.

        Advances under the revolving facility are in the form of either base rate loans or LIBOR rate loans. The interest rate for base rate loans under the revolving A commitment fluctuates and is equal to (x) the Alternate Base Rate, which is the greatest of (a) the JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50 percent; and (c) the 90 day LIBO Rate, which is the rate per annum equal to the 90-Day LIBO Rate published in the New York City edition of the Wall Street Journal under "Money Rates," plus 1 percent, in each case, plus (y) 1.5 percent. The interest rate for LIBOR rate loans under the revolving A commitment is equal to the 90-Day LIBO Rate per annum plus 2.5 percent. The interest rate for base rate loans and LIBOR rate loans under the revolving A-1 commitment is equal to (i) the Alternate Base Rate plus 2.5 percent and (ii) the 90-Day LIBO Rate plus 3.5 percent, respectively. Interest on the revolving facility is payable on the first day of each calendar month and the maturity date. Among other fees, we pay a commitment fee of 0.25 percent per annum (due quarterly) on the average daily amount of the unused revolving commitment under the revolving facility. We also pay fees with respect to any letters of credit. In addition, because we are in default under the revolving credit facility, we are paying an additional one percent interest under the default rate.

        The revolving credit facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries' ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the revolving credit agreement.

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

        As of November 30, 2014, we were not in compliance with the covenants under the revolving credit agreement as a result of an event of default under the term loan credit agreement. In addition, as of November 30, 2014, we were out of compliance with the minimum fixed charge coverage ratio of 1.09x and the covenant to timely deliver the financial plan and forecast for 2015.

  Term Loan Credit Agreement

        The term loan credit agreement entered into with Garrison provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013. The term loan proceeds were used to finance a portion of the consideration for the acquisition of Hudson and to pay fees and expenses associated with the acquisition.

        The term loan matures on September 30, 2018. We are allowed to prepay the term loan at any time, in whole or in part, subject to the payment of a prepayment fee if we prepay prior to September 30, 2016. The prepayment fee is 3 percent if we prepaid prior to September 30, 2014 and is reduced by 1 percent per year until September 30, 2016. In addition, we are required to make prepayments out of extraordinary receipts, certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee as set forth above.

        The term loan facility is guaranteed by us and all of our subsidiaries, and is secured by liens on substantially all assets owned by us, including a first- priority lien on intellectual property owned by us and a second-priority lien on the revolving credit priority collateral.

        The interest rate for the term loan fluctuates and is equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest is payable on the first day of each calendar month and the maturity date. In addition, because we are in default under the term loan agreement, we are paying an additional two percent interest under the default rate.

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

        As of November 30, 2014, we were not compliance with the covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default has occurred. The minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300 (ii) October 31, 2014 of $22,991,900 (iii) November 30, 2014 of $23,417,800 were not met and (iv) the financial plan and forecast for 2015 was not timely delivered. In addition, as of November 30, 2014, we were out of compliance with the (i) minimum fixed charge coverage ratio of 1.09x and (ii) the maximum leverage ratio of 3.21x.

Commitments and Contractual Obligations

        The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 30, 2014:

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Operating lease obligations	$47,934	$7,941	$7,802	$7,782	$7,611	$5,675	$11,123
Purchase obligations	11,660	11,660	—	—	—	—	—
Short term debt	59,003	59,003	—	—	—	—	—
Convertible notes	33,320	—	—	—	—	33,320	—
Contingent consideration buy-out payable	3,277	3,277	—	—	—	—	—

	$155,194	$81,881	$7,802	$7,782	$7,611	$38,995	$11,123

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2014, we have recognized all of the advanced payments under our licensing agreements as income.

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

        The balance in the allowance for customer credits and doubtful accounts as of November 30, 2014 and November 30, 2013 was $1,676,000 and $775,000, respectively, for non-factored accounts receivables.

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

        In fiscal 2014, we recorded store impairment charge of $840,000 related to six of our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

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

        In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe's®, Joe's Jeans™ and JD® logo and marks. On September 30, 2013, we acquired Hudson, which included all of the goodwill and intangible assets related to the Hudson® logos and marks. We have assigned an indefinite life to the remaining intangible assets relating to the trademarks acquired, and therefore, no amortization expenses are expected to be recognized. However, we will test the assets for impairment annually in accordance with our critical accounting policies.

        We evaluate goodwill for impairment at least annually using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill.

        We review our other indefinite-lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept.

        Our annual impairment testing date is September 30 of each year. Based on our under-performance in the fourth quarter of fiscal 2014, we determined that it was appropriate to perform an impairment testing as of November 30, 2014. Based on our testing we determined that the goodwill allocated to our Hudson wholesale reporting unit was impaired by $23,585,000, and there was no impairment of our other indefinite-lived intangible assets.

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

        On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments described above. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 with payments being made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, the total aggregate amount Mr. Dahan will receive is $9,168,000. We recorded a one-time charge as an expense for the full amount in the first quarter of fiscal 2013. In addition, Mr. Dahan agreed to a restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 in addition to the restrictive covenant in the original merger agreement. Because we are in default under our term loan credit agreement and revolving credit agreement, we are currently prohibited from making buy-out payments to Mr. Dahan.

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

Stock Based Compensation

        We account for stock-based compensation in accordance with the ASC standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from United States Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See "Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation" and "Notes to Consolidated Financial Statements—Note 11—Stockholders' Equity—Stock Incentive Plans" for additional discussion.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board, or FASB, issued a standard to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

        In April 2014, the FASB issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity's operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

        In August 2014, the FASB issued Accounting Standards Update No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, or ASC amendments. The ASC amendments establish new requirements for management to evaluate a company's ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

Going Concern

        The accompanying financial statements have been prepared assuming that we will continue as a going concern. While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring alternatives for other sources of capital for ongoing cash needs, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist us as we explore all alternatives. We are currently in discussions with our creditors under both of the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

        Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. We generally sell our products in U.S. dollars. However, we sell a limited amount of our products to certain countries in Euros. We currently do not hedge our exposure to changes in foreign currency exchange rates as the amount of products sold would not be significantly impacted by rate fluctuations. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations in the future. Management believes the exposure to adverse changes in exchange rates are not sufficiently material to warrant a hedging program.

        We also source most of our products outside of the U.S. However, we generally purchase our products in U.S. dollars. The cost of these products may be affected by changes in the value of the relevant currencies; however, our exposure to currency exchange rates is limited as a result of such companies outside of the U.S. accepting payment in U.S. dollars.

Credit Risk

        We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of November 30, 2014.

Inflation

        Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Interest Rate Risk

        Our obligations under our revolving credit agreement and term loan agreement bear interest at floating rates. As a result, we are sensitive to changes in prevailing interest rates. We believe that a one percent increase or decrease in market interest rates that affect our financial instruments may have an impact on earnings or cash flow during the next fiscal year, depending on the outstanding principal balance subject to such interest rates.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There have been no changes in or disagreements with our independent registered public accounting firm, Moss Adams LLP, or Moss Adams. However, in October 2014, the Audit Committee dismissed Ernst & Young LLP, or E&Y, as our independent registered public accounting firm and approved the engagement of Moss Adams as our independent registered public accounting firm for the year ended November 30, 2014. In connection with the audits of our consolidated financial statements for each of the two fiscal years ended November 30, 2013 and in the subsequent interim period through October 15, 2014, there were no disagreements as described under Item 304(a)(1)(iv) of Regulation S-K with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the matter in their report.

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

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2014. The effectiveness of our internal control over financial reporting as of November 30, 2014 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Joe's Jeans Inc. and Subsidiaries

        We have audited Joe's Jeans Inc. and subsidiaries' (the "Company") internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control—Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Joe's Jeans Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Joe's Jeans Inc. and subsidiaries as of November 30, 2014, and the consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule at Item 15(a) for the year ended November 30, 2014. Our report dated February 13, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

/s/ Moss Adams LLP

Los Angeles, California
February 13, 2015

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

        Certain information required by Part III is omitted on this Annual Report since we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act, no later than March 30, 2015, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   List of documents filed as a part of this Annual Report:

    1 and 2. Financial Statements and Financial Statement Schedules

        (b)   3.    Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number		Description	Document if Incorporated by Reference
2.1	*	Stock Purchase Agreement, dated as of July 15, 2013, by and among Joe's Jeans Inc., Hudson Clothing Holdings, Inc., Fireman Capital CPF Hudson Co-Invest LP, Peter Kim, Paul Cardenas, Tony Chu, and certain option holders of Hudson Clothing Holdings, Inc. named therein	Exhibit 2.1 to Current Report on Form 8-K filed on July 19, 2013

2.2	*	Amendment No. 1 to Stock Purchase Agreement, dated as of September 30, 2013, by and among Joe's Jeans Inc., Fireman Capital CPF Hudson Co-Invest LP and Peter Kim	Exhibit 2.2 to Current Report on Form 8-K filed on October 4, 2013

3.1		Seventh Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Current Report on Form 8-K filed on October 15, 2007

3.2		Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993

4.1		Form of Buyer Notes	Exhibit 4.1 to Current Report on Form 8-K filed on October 4, 2013

10.1	**	Amended and Restated Employment Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007

10.2		Investor Rights Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007

Exhibit Number		Description	Document if Incorporated by Reference
10.3	**	2004 Stock Incentive Plan	Exhibit A to Definitive Merger Proxy Statement on Schedule 14A filed on September 10, 2009

10.4	**	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2007

10.5	**	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2007

10.6	**	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2007

10.7	**	Executive Employment Agreement by and between Joe's Jeans Inc. and Marc B. Crossman dated May 30, 2008	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2008

10.8	**	Form of Restricted Stock Agreement	Exhibit 10.3 to Current Report on Form 8-K filed on October 14, 2009

10.9	**	Form of Stock Option Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended February 28, 2010 filed on April 8, 2010

10.10		Gross Lease Agreement by and between Mass Transit Properties LLC and Joe's Jeans Inc.	Exhibit 10.27 to the Annual Report on Form 10-K for the year ended November 30, 2010 filed on February 10, 2011

10.11	**	Amended and Restated 2004 Stock Incentive Plan	Exhibit A to Definitive Proxy Statement on Schedule 14A filed on September 19, 2011

10.12	**	Form of Restricted Stock Agreement for Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K filed on February 17, 2012

10.13	**	Form of Restricted Stock Unit Agreement for Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.30 to the Annual Report on Form 10-K for the year ended November 30, 2011 filed on February 28, 2012

10.14		Agreement by and among Joe's Jeans Inc., Joe's Jeans Subsidiary, Inc. and Joseph M. Dahan	Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2013

10.15		Amendment to Factoring Agreement, dated as of June 28, 2013 by and between Joe's Jeans Subsidiary, Inc. and The CIT Group/Commercial Services, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2013

10.16		Registration Rights Agreement, dated as of September 30, 2013, by and among Joe's Jeans Inc. and the investors named therein.	Exhibit 10.1 to Current Report on Form 8-K filed on October 4, 2013

Exhibit Number	Description	Document if Incorporated by Reference
10.17	Revolving Credit Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, The CIT Group/Commercial Services, Inc., as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto	Exhibit 10.3 to Current Report on Form 8-K filed on October 4, 2013

10.18	Term Loan Credit Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto	Exhibit 10.4 to Current Report on Form 8-K filed on October 4, 2013

10.19	Earnout Subordination Agreement, dated as of September 30, 2013, by and among Mr. Joseph M. Dahan, The CIT Group/Commercial Services, Inc., as agent under the Revolving Facility, Garrison Loan Agency Services LLC, as agent under the Term Loan Facility and the loan parties party thereto	Exhibit 10.5 to Current Report on Form 8-K filed on October 4, 2013

10.20	Amended and Restated Factoring Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc., Hudson Clothing, LLC, and The CIT Group/Commercial Services Inc.	Exhibit 10.6 to Current Report on Form 8-K filed on October 4, 2013

10.21	Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto and Garrison Loan Agency Services LLC, as administrative agent and collateral agent	Exhibit 10.7 to Current Report on Form 8-K filed on October 4, 2013

Exhibit Number		Description	Document if Incorporated by Reference
10.22		Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent	Exhibit 10.8 to Current Report on Form 8-K filed on October 4, 2013

10.23	**	Employment Agreement, dated as of July 15, 2013, by and between Joe's Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim	Exhibit 10.9 to Current Report on Form 8-K filed on October 4, 2013

10.24	**	Non-Competition Agreement, dated as July 15, 2013, by and among Joe's Jeans, Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.10 to Current Report on Form 8-K filed on October 4, 2013

10.25		First Amendment to Gross Lease Agreement by and between Mass Transit Properties, LLC and Joe's Jeans Inc. dated August 23, 2013	Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2013

10.26		Omnibus Amendment No. 1 to Revolving Credit Agreement and Guarantee and Collateral Agreement, dated as of December 20, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent	Exhibit 10.3 to Current Report on Form 8-K filed on December 23, 2013

10.27		Consulting Agreement, effective as of January 19, 2015 by and between the Company and Marc B. Crossman	Exhibit 10.1 to Current Report on Form 8-K filed on January 23, 2015

14		Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

21		Subsidiaries of the Registrant	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm Moss Adams LLP	Filed herewith

23.2		Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith

24.1		Power of Attorney (included on signature page)	Filed herewith

Exhibit Number	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1	The following materials from Joe's Jeans Inc.'s Annual Report on Form 10-K for the year ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at November 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders' Equity for the years ended November 30, 2014, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2014, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements	Filed herewith

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

Joe's Jeans Inc. and Subsidiaries

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Joe's Jeans Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Joe's Jeans Inc. and subsidiaries (the "Company") as of November 30, 2014, and the related consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended November 30, 2014 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe's Jeans Inc. and subsidiaries as of November 30, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the financial statement schedule for the year ended November 30, 2014, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        The accompanying consolidated financial statements for the year ended November 30, 2014 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net working capital deficiency due to debt covenant violations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joe's Jeans Inc. and subsidiaries' internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Los Angeles, California
February 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Joe's Jeans Inc. and subsidiaries, (the "Company"), as of November 30, 2013, and the related consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 2013. Our audits also included the financial statement schedule for the years ended November 30, 2013 and 2012 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe's Jeans Inc. and subsidiaries at November 30, 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2013, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended November 30, 2013 and 2012, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Los Angeles, California February 13, 2014

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	Year Ended
	November 30, 2014	November 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,054	$785
Accounts receivable, net	2,588	4,621
Factored accounts receivable, net	30,421	31,434
Inventories, net	61,319	52,670
Deferred income taxes, net	6,065	3,114
Prepaid expenses and other current assets	1,672	2,178

Total current assets	103,119	94,802
Property and equipment, net	5,040	7,393
Goodwill	12,230	33,812
Intangible assets	80,773	83,110
Deferred financing costs	1,611	2,031
Other assets	1,176	1,875

Total assets	$203,949	$223,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,331	$26,436
Line of credit	31,338	17,673
Short term debt	59,003	—
Buy-out payable-short term	3,277	3,072
Promissory tax note issued	—	1,235

Total current liabilities	116,949	48,416
Convertible notes	24,733	27,912
Long term debt	—	58,840
Deferred income taxes, net	17,765	16,202
Buy-out payable-long term	—	3,230
Deferred rent	2,862	2,404
Other liabilities	643	250

Total liabilities	162,952	157,254
Commitments and contingencies
Stockholders' equity
Common stock, $0.10 par value: 100,000 shares authorized, 69,822 shares issued and 69,298 outstanding (2014) and 68,878 shares issued and 68,549 outstanding (2013)	6,984	6,890
Additional paid-in capital	111,010	107,933
Accumulated deficit	(73,679)	(45,963)
Treasury stock, 524 shares (2014) and 329 shares (2013)	(3,318)	(3,091)

Total stockholders' equity	40,997	65,769

Total liabilities and stockholders' equity	$203,949	$223,023

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Year ended
	November 30, 2014	November 30, 2013	November 30, 2012
Net sales	$188,755	$140,183	$118,642
Cost of goods sold	104,109	77,844	62,472

Gross profit	84,646	62,339	56,170

Operating expenses
Selling, general and administrative	76,393	54,126	43,997
Impairment of goodwill	23,585	—	—
Depreciation and amortization	4,615	2,541	1,456
Buy-out expense	—	8,732	—
Retail stores impairment	840	—	—

	105,433	65,399	45,453

Operating (loss) income	(20,787)	(3,060)	10,717
Interest expense	13,827	2,562	376
Other expense/(income)	(2,268)	209	—

(Loss) income before taxes	(32,346)	(5,831)	10,341
Income tax (benefit) provision	(4,630)	1,483	4,776

Net (loss) income and comprehensive income (loss)	$(27,716)	$(7,313)	$5,565

(Loss) earnings per common share—basic	$(0.41)	$(0.11)	$0.08

(Loss) earnings per common share—diluted	$(0.41)	$(0.11)	$0.08

Weighted average shares outstanding
Basic	68,226	67,163	65,496
Diluted	68,226	67,163	66,849

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance, November 30, 2011	65,477	$6,550	$105,512	$(44,214)	$(3,091)	$64,757
Net income and comprehensive income	—	—	—	5,565	—	5,565
Stock-based compensation, net of withholding taxes	—	—	1,423	—	—	1,423
Exercise of stock options	20	2	18	—	—	20
Issuance of restricted common stock	1,797	180	(180)	—	—	—
Excess tax benefit on stock-based compensation	—	—	(26)	—	—	(26)

Balance, November 30, 2012	67,294	6,732	106,747	(38,649)	(3,091)	71,739
Net loss and comprehensive loss	—	—	—	(7,314)	—	(7,314)
Stock-based compensation, net of withholding taxes	—	—	1,127	—	—	1,127
Exercise of stock options	22	2	25	—	—	27
Issuance of restricted common stock	1,562	156	(156)	—	—	—
Excess tax benefit on stock-based compensation	—	—	190	—	—	190

Balance, November 30, 2013	68,878	6,890	107,933	(45,963)	(3,091)	65,769
Net loss and comprehensive loss	—	—	—	(27,716)	—	(27,716)
Embedded conversion feature net of taxes			2,109			2,109
Stock repurchase	—	—	—	—	(227)	(227)
Stock-based compensation, net of withholding taxes	—	—	941	—	—	941
Issuance of restricted common stock	944	94	(94)
Excess tax benefit on stock-based compensation	—	—	121	—	—	121

Balance, November 30, 2014	69,822	$6,984	$111,010	$(73,679)	$(3,318)	$40,997

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2014	November 30, 2013	November 30, 2012
Net (loss) income	$(27,716)	$(7,314)	$5,565
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,615	2,541	1,456
Change in fair value of embedded conversion derivative	(2,270)	204	—
Impairment of goodwill	23,585	—	—
Retail stores impairment	840	—	—
Amortization of deferred financing costs	420	70	—
Amortization of convertible notes discount	1,646	257	—
Amortization of term loan discount	238	40	—
PIK interest on convertible note discount	875	—	—
Stock-based compensation	1,284	1,687	1,847
Excess tax benefit on stock-based compensation	121	190	(26)
Provision for non-factored customer credits and doubtful accounts	901	(32)	(121)
Decrease in deferred taxes	(4,294)	153	3,591
Other liabilities	393	—	—
Changes in operating assets and liabilities:
Non Factored Accounts receivable	1,132	(2,514)	851
Factored accounts receivable	1,013	918	—
Inventories	(8,649)	878	(8,056)
Prepaid expenses and other assets	1,205	945	(680)
Accounts payable and accrued expenses	(3,105)	3,243	394
Buy-out note payable	(3,025)	6,302	—
Due to/from related parties	—	(195)	450
Deferred rent	458	609	511

Net cash (used in) provided by operating activities	(10,333)	7,982	5,782
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Hudson Clothing, Inc., net of cash acquired	(418)	(65,218)	—
Purchases of property and equipment	(765)	(2,135)	(2,779)

Net cash used in investing activities	(1,183)	(67,353)	(2,779)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on factor borrowing, net	—	(27,359)	(1,863)
Payment of deferred financing costs	—	(3,051)	—
Payments on promissory notes	(1,235)	—	—
Proceeds from line of credit	13,665	17,673	—
Proceeds from term loan	—	60,000	—
Payment of term loan	(75)	—
Exercise of stock options	—	27	20
Purchase of restricted stock	(227)	—	—
Payment of taxes on restricted stock units	(343)	(560)	(424)

Net cash provided by (used in) financing activities	11,785	46,730	(2,267)
NET CHANGE IN CASH AND CASH EQUIVALENTS	269	(12,641)	736
CASH AND CASH EQUIVALENTS, at beginning of year	785	13,426	12,690

CASH AND CASH EQUIVALENTS, at end of year	$1,054	$785	$13,426

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Joe's® and Hudson®. Our primary current operating subsidiaries are Joe's Jeans Subsidiary, Inc., or Joe's Jeans Subsidiary and Hudson Clothing, LLC, or Hudson. In addition, we have other subsidiaries, including Joe's Jeans Retail Subsidiary, Inc., Innovo West Sales, Inc., Hudson Clothing Holdings, Inc. and HC Acquisition Holding, Inc. All significant inter-company transactions have been eliminated. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.

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

Going Concern

        Prior to the acquisition of Hudson in fiscal 2013, our primary sources of liquidity were: (i) cash from sales of products; (ii) sales from accounts receivable factoring facilities and advances against inventory; and (iii) utilizing existing cash balances. In fiscal 2013, we incurred substantial indebtedness to finance the acquisition of Hudson, including approximately $32,445,000 in the aggregate principal amount of convertible notes, a $60,000,000 term loan credit agreement, and a $50,000,000 revolving credit agreement.

        On November 6, 2014, we received an initial notice of default and event of default and demand for payment of default interest under the term loan credit facility for violating certain financial and maintenance covenants. As of November 30, 2014, we were not compliance with the covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default occurred because the minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300 (ii) October 31, 2014 of $22,991,900 and (iii) November 30, 2014 of $23,417,800 have not been met. In addition, as of November 30, 2014, the (i) minimum fixed charge coverage ratio of 1.09x had not been met; (ii) the maximum leverage ratio of 3.21x had not been met and the financial plan and forecast for 2015 had not been timely delivered. As a result of the events of default under the term loan credit agreement, this also triggered a default and an event of default under the terms of the revolving credit agreement. Both lenders have reserved their respective rights to exercise any and all remedies available to it under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan credit agreement and the revolving credit agreement, we also became in default of our subordinated convertible notes issued to the former equity owners of Hudson. Under the terms of

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business Description and Basis of Presentation (Continued)

the revolving credit and term loan credit agreements, we are prohibited from making any payments under the subordinated convertible notes, but we are accruing interest on the convertible notes at the default rate. We are also prohibited from making earn-out payments to our creative director, Mr. Dahan under his buy-out agreement. On February 10, 2015, we received second notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT.

        In connection with the terms of the revolving and term loan credit agreements, certain restrictions were placed on our ability to incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay indebtedness and make capital expenditures. In addition, all of our assets, including trademarks, secured our obligations under the revolving and term loan agreements.

        Our failure to cure the defaults could result in an acceleration of the debt by either or both lenders, which would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. Since all of our assets are subject to liquidation by the creditors, a liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.

        While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring alternatives for other sources of capital for ongoing cash needs, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist us as we explore all strategic and financing alternatives to resolve the defaults and events of default, including the engagement of a chief restructuring advisor to assist us with our day-to-day operational needs. We are currently in discussions with our creditors under both the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness.

        As of November 30, 2014, our cash balance was $1,054,000, our term loan had a balance of $59,003,000 and our cash availability with CIT was approximately $12,000,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. As of November 30, 2014, our revolving credit facility had an outstanding balance of $31,338,000.

        The accompanying consolidated financial statements for the year ended November 30, 2014 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed in the previous paragraphs, we face various uncertainties that raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet sites known as www.joesjeans.com and www.hudsonjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E- commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of "Deferred Licensing Revenue" on the Consolidated Balance Sheets. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. There were no advanced payments under our licensing agreements during our fiscal year ended November 30, 2013. For our fiscal year ended November 30, 2014, we received $60,000 in advanced payments under our intimates' license agreement.

Accounts Receivable, Due To Factor and Allowance for Customer Credits and Doubtful Allowances

        We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources). A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Amounts are charged off against the reserve once it is established that amounts are not likely to be collected. We recognize reserves for charge-backs based on our historical collection experience. See "Notes to Consolidated Financial Statements—Note 4—Factored Accounts and Receivables" for further discussion.

Inventory

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventory consists of finished goods, work-in-process and raw materials. We continually evaluate our inventories by assessing slow moving current product. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory for individual

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to future sales of this type of inventory. Inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. Costs capitalized in inventory include the purchase price of raw materials and contract labor, plus in- bound transportation costs and import fees and duties. During the fourth quarter of fiscal 2014, we wrote down certain finished goods inventory by $1,357,000, representing the lower of cost or market adjustment.

Deferred Financing Costs

        Deferred financing costs are amortized using the straight-line method over the term of the related agreements (five years) and recorded as a component of interest expense in the accompanying consolidated statement of comprehensive (loss). Amortization of deferred financing costs included in interest expense was approximately $420,000 and $70,000 for the year ended November 30, 2014 and 2013. We did not record any amortization of deferred financing cost for the years ended November 30, 2012.

Costs of Goods Sold

        Costs of goods sold include product, freight in, freight out, inventory reserves, inventory markdowns and other various charges.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expenses, stock based compensation expenses, facilities, fulfillment and distribution costs, bad debt expenses and write down of other assets.

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

        Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $7,590,000, $4,306,000 and $2,953,000 for fiscal 2014, 2013 and 2012, respectively.

Financial Instruments

        The fair values of our financial instruments (which consist of cash, accounts receivable, factored accounts receivable, accounts payable, accrued expenses and a line of credit) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. The fair value of our term debt and convertible notes is based on the amount of future cash flows associated with the instrument discounted using our incremental borrowing rate. At November 30, 2014, the carrying value of the term debt was not materially different from fair value.

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

        During fiscal 2014, we recorded store impairment charges of $840,000 related to six of our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores. There was no impairment recorded for our retail stores during fiscal 2012 or fiscal 2013. During fiscal 2014, we recorded a goodwill impairment charge of $23,585,000 as the carrying value of our Hudson wholesale reporting unit exceeded our fair market value.

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

        In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets related to the Joe's®, Joe's Jeans™ and JD® logo and marks. On September 30, 2013, we acquired Hudson, which included all of the goodwill and intangible assets related to the Hudson® logos and marks. We have assigned an indefinite life to the remaining intangible assets relating to the trademarks acquired, and therefore, no amortization expenses are expected to be recognized. However, we will test the assets for impairment annually in accordance with our critical accounting policies. As part of our annual test of assets for impairment during fiscal 2014, we recorded impairment to our goodwill in the amount of $23,585,000.

        We evaluate goodwill for impairment at least annually using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill.

        We review our other indefinite-lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept.

        Our annual impairment testing date is September 30 of each year. Based on our under-performance in the fourth quarter of fiscal 2014, we determined that it was appropriate to perform our impairment testing as of November 30, 2014. Based on our testing we determined that the goodwill allocated to our Hudson wholesale reporting unit was impaired by $23,585,000, and there was no impairment of our other indefinite-lived intangible assets. For fiscal 2013 and 2012, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

        For fiscal 2014, 2013 and 2012, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	2014	2013	2012
Nordstrom, Inc.	35.7%	30.4%	22.3%
Macy's Inc.	*	10.8%	14.8%

*
Less than 10%.

        Our 10 largest customers and customer groups accounted for approximately 65 percent of our net sales during fiscal 2014. In addition, our international sales were $10,260,000, $6,031,000 and $4,986,000 in fiscal 2014, 2013 and 2012, respectively.

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

Other Recently Issued Financial Accounting Standards

        In July 2013, the Financial Accounting Standards Board, or FASB, issued a standard to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

        In April 2014, the FASB issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity's operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance is effective for fiscal periods beginning after December 15,

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

        In August 2014, the FASB issued Accounting Standards Update No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, or ASC amendments. The ASC amendments establish new requirements for management to evaluate a company's ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

3. Acquisition of Hudson

        On July 15, 2013, we announced the execution of a stock purchase agreement with Hudson, Fireman Capital CPF Hudson Co-Invest LP, or Fireman, Peter Kim, Paul Cardenas, Tony Chu, and certain option holders of Hudson named therein, pursuant to which we agreed to acquire all of the outstanding equity interests in Hudson. On September 30, 2013, we completed the acquisition of Hudson and purchased all of the outstanding equity interests for an aggregate purchase price of approximately $94,102,000, consisting of $65,416,000 in cash, approximately $27,451,000 in convertible notes, net of discount, and $1,235,000 in aggregate principal amount of promissory notes bearing no interest, that was paid on April 1, 2014, to certain former option holders of Hudson.

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

        The acquisition has been accounted for as a purchase under United States generally accepted accounting principles. Accordingly, we have, with the assistance from independent valuation specialists, allocated the purchase price to the assets and liabilities of Hudson in our financial statements as of the completion of the acquisition at their respective fair values as of September 30, 2013. During the measurement period of one year, we recognized additional liabilities of $2,003,000 based upon the information obtained from facts and circumstances that existed as of the acquisition date. Goodwill was increased by the same amount to reflect these adjustments.

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

        Under the purchase method of accounting, the total consideration as shown in the table below (in thousands) is allocated to the assets based on their estimated fair values as of the date of the completion of the acquisition. The consideration is allocated as follows:

Assets and liabilities assumed:
Cash and cash equivalents	$198
Accounts receivable	1,263
Due from factor	13,806
Inventories	22,230
Prepaid expenses and other assets	2,183
Property and equipment	726
Other assets	239
Accounts payable and accrued expenses	(9,566)
Other current liabilities	(3,132)
Due to factor	(7,411)
Deferred income taxes, net	(17,913)
Intangible assets acquired:
Trade names	44,400
Customer relationships	2,700
Design	12,400

Net assets acquired	62,123
Goodwill created by the acquisition	31,979

Total consideration transferred	$94,102

Total Purchase Price
Cash	$65,416
Promissory notes	1,235
Convertible notes (Face value $32,445 less discount)	27,451

Total Purchase Price	$94,102

        The following table presents our unaudited pro forma results (in thousands) for fiscal year ended 2013 and 2012 as if the acquisition of the Hudson had occurred on December 1, 2011. These results

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of Hudson (Continued)

are not intended to reflect our actual operations had the acquisition occurred on December 1, 2011. Acquisition transaction costs have been excluded from the pro forma net (loss) income and comprehensive (loss) income.

	November 30, 2013	November 30, 2012
Net sales	$205,027	$192,165

Net (loss) income and comprehensive (loss) income	$(9,695)	$2,912

4. Factored Accounts and Receivables.

        Factored accounts and receivables consisted of the following (in thousands):

	November 30, 2014	November 30, 2013
Non-recourse receivables assigned to factor	$30,811	$32,194
Client recourse receivables	7,878	3,220

Total receivables assigned to factor	38,689	35,414
Allowance for customer credits	(8,268)	(3,980)

Factor accounts receivable, net of allowance	$30,421	$31,434

Non-factored accounts receivable	$4,264	$5,396
Allowance for customer credits	(929)	(478)
Allowance for doubtful accounts	(747)	(297)

Accounts receivable, net of allowances	$2,588	$4,621

        Of the total amount of receivables sold by us as of November 30, 2014 and November 30, 2013, we hold the risk of payment of $7,878,000 and $3,220,000, respectively, in the event of non-payment by the customers.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Factored Accounts and Receivables. (Continued)

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

Amended and Restated Factoring Agreement

        On September 30, 2013, we entered into an amended and restated factoring agreement, or the Amended and Restated Factoring Agreement, with CIT, which replaces all prior agreements relating to factoring and inventory security. The Amended and Restated Factoring Agreement provides that we sell and assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. We will pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The Amended and Restated Factoring Agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to September 30, 2018 or annually with 60 days' written notice prior to September 30th of each year thereafter. The Amended and Restated Factoring Agreement remains effective until it is terminated. As of November 30, 2014, our cash balance was $1,054,000 and our cash availability with CIT was approximately $12,000,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf for the receivables sold.

        In November 2014, we received an initial notice of default and event of default and demand for payment of default interest from Garrison, as term loan agent, under the term loan facility entered into on September 30, 2013. As a result of the event of default under the term loan facility, this also triggered a default and an event of default under the terms of the revolving credit facility with CIT entered into on September 30, 2013. As a result of such default and event of default, both of CIT and Garrison have reserved their respective rights to exercise any and all remedies available to it under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. On February 10, 2015, we received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories, Net

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	November 30, 2014	November 30, 2013
Finished goods	$40,064	$30,129
Finished goods consigned to others	1,089	1,066
Work in progress	4,424	5,057
Raw materials	19,408	18,406

	64,985	54,658
Less allowance for obsolescence and slow moving items	(3,666)	(1,988)

	$61,319	$52,670

6. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful lives (years)	November 30, 2014	November 30, 2013
Computer and equipment	3 - 7	$2,861	$3,040
Furniture and fixtures	3 - 7	4,585	5,183
Leasehold improvements, primarily retail	5 - 10	5,611	6,302

		13,057	14,525
Less accumulated depreciation		(8,017)	(7,132)

Net property and equipment		$5,040	$7,393

        Depreciation expenses aggregated $2,278,000, $2,151,000 and $1,456,000 for fiscal 2014, 2013 and 2012, respectively.

7. Intangible Assets

        Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with definite lives is provided for over their estimated useful lives. The life of the trade names is indefinite. Intangible assets consisted of the following (in thousands):

	Amortization Period	Gross Amount	Accumulated Amortization	Net Amount
Trade names	Indefinite	$68,400	$—	$68,400
Designs	6 Years	12,400	2,411	9,989
Customer relationships	10 Years	2,700	316	2,384

Total		$83,500	$2,727	$80,773

        Amortization expense related to the intangible assets amounted to approximately $2,337,000 for the year ended November 30, 2014 and $390,000 for the year ended November 30, 2013. There was no amortization expense related to intangible assets for the year ended November 30, 2012.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (Continued)

        Estimated amortization expense for the next five years is as follows (in thousands) at November 30, 2014:

2015	$2,337
2016	2,337
2017	2,337
2018	2,337
2019	1,992
Thereafter	1,035

Total	$12,375

8. Debt

        The five-year payment schedule of our term debt and convertible notes is as follows (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Short term debt	$59,003	$59,003	$—	$—	$—	$—	$—
Convertible notes	33,320	—	—	—	—	33,320	—

	$92,323	$59,003	$—	$—	$—	$33,320	$—

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

        The management notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continues to accrue quarterly at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK notes. In addition, because we are prohibited

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

from making any payments under the subordinated convertible notes, as of January 1, 2015, we began to accrue an additional two percent interest under the default rate in cash. The management notes become convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

        The approximately $9,560,000 (face amount) in aggregate principal amount of convertible notes issued to Fireman are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. The Fireman note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continues to accrue quarterly at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK notes. In addition, because we are prohibited from making any payments under the subordinated convertible notes, as of January 1, 2015, we began to accrue an additional two and a half percent interest under the default rate in cash. The Fireman note becomes convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

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

        On May 8, 2014, we obtained stockholder approval for our ability to issue the common stock underlying the convertible notes in compliance with NASDAQ rules. The derivative liability has been reassessed and it was determined that it should be reclassified to stockholders' equity as of May 8, 2014. We determined the fair value of the derivative using a binomial lattice model at that date. The key assumptions for determining the fair value at May 8, 2014 included the remaining time to maturity of approximately four years and ten months, volatility of 60 percent, and the risk-free interest rate of 1.63 percent. The fair value of the embedded conversion derivative was $5,700,000 and $3,430,000 at November 30, 2013 and May 8, 2014, respectively. The decrease in the fair value of the embedded conversion derivative from November 30, 2013 to May 8, 2014 resulted in a gain of $2,270,000, which has been recorded as other income. The primary reason for the decrease in fair value was due to the change in our stock price as compared to the conversion price.

        The following table (in thousands) is a summary of the recorded value of the convertible note as of November 30, 2014. The value of the convertible note reflects the present value of the contractual cash flows from the convertible notes and resulted in an original issue discount of $10,490,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Convertible notes—Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)

Convertible notes recorded value on issue date	21,955
Accretion of debt discounts for 14 months ended November 30, 2014	1,903
PIK Interest paid October 1, 2013 - November 30, 2014	875

Convertible notes value	24,733
Plus: Embedded derivative liability—fair market value	—

Debt as of November 30, 2014	$24,733

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

        The following table (in thousands) is a summary of our total interest expense as follows:

	Year ended
	November 30, 2014	November 30, 2013	November 30, 2012
Contractual coupon interest	$11,523	$2,195	$376
Amortization of discount and deferred financing costs	2,304	367	—

Total interest expense	$13,827	$2,562	$376

Promissory Notes

        In connection with the acquisition, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest that were paid on April 1, 2014 to certain option holders of Hudson.

Revolving Credit Agreement

        The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts receivable and eligible inventory minus reserves imposed by CIT. The revolving facility also provides for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit. Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition. As of November 30, 2014, $31,338,000 was outstanding under our revolving credit facility and cash availability of approximately $12,000,000.

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

        The revolving facility is guaranteed by us and all of our subsidiaries, and secured by liens on substantially all assets owned by us, including a first- priority lien on certain property, including principally trade accounts, inventory, certain related assets and proceeds of the foregoing, subject to permitted liens and exceptions, and a second-priority lien on all other assets, including intellectual property owned by us, which secures the term loan facility on a first-priority basis.

        Advances under the revolving facility are in the form of either base rate loans or LIBOR rate loans. The interest rate for base rate loans under the revolving A commitment fluctuates and is equal to (x) the Alternate Base Rate, which is the greatest of (a) the JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50 percent; and (c) the 90-Day LIBO Rate, which is the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under "Money Rates," plus 1 percent, in each case, plus (y) 1.5 percent. The interest rate for LIBOR

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

rate loans under the revolving A commitment is equal to the 90-Day LIBO Rate per annum plus 2.5 percent. The interest rate for base rate loans and LIBOR rate loans under the revolving A-1 commitment is equal to (i) Alternate Base Rate plus 2.5 percent and (ii) the 90-Day LIBO Rate plus 3.5 percent, respectively. Interest on the Revolving Facility is payable on the first day of each calendar month and the maturity date. In addition, because we are in default under the revolving credit facility, we are paying an additional one percent interest under the default rate. Among other fees, we pay a commitment fee of 0.25 percent per annum (due quarterly) on the average daily amount of the unused revolving commitment under the revolving facility. We also pay fees with respect to any letters of credit.

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

        As of November 30, 2014, we were not in compliance with certain covenants under the revolving credit agreement as a result of an event of default under the term loan credit agreement. In addition, as of November 30, 2014, we were out of compliance with the minimum fixed charge coverage ratio of 1.09x and had failed to timely deliver the financial plan and forecast for 2015.

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

        The interest rate for the term loan fluctuates and is equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest is payable on the first day of each calendar month and the maturity date. In addition, because we are in default under the term loan agreement, we are paying an additional two percent interest under the default rate.

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

        As of November 30, 2014, we were not compliance with certain covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default has occurred. The minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300 and (ii) October 31, 2014 of $22,991,900 and (iii) November 30, 2014 of $23,417,800 were not met. In addition, as of November 30, 2014, we were out of compliance with the (i) minimum fixed charge coverage ratio of 1.09x; and (ii) the maximum leverage ratio of 3.21x. As a result of being out of compliance with these covenants, the term loan debt has been classified as current on the balance sheet.

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

        The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of November 30, 2014 (in thousands):

As of November 30, 2014
	Total	Level 1	Level 2	Level 3
Embedded conversion derivative	—	—	—	—

	As of November 30, 2013
	Total	Level 1	Level 2	Level 3
Embedded conversion derivative	$5,700	$—	$—	$5,700

        A reconciliation of the changes in Level 3 fair value measurements is as follows as of November 30, 2014 (in thousands):

Convertible Notes Embedded Derivative
Balance at November 30, 2013	$5,700
Total (gains) losses included in other expense	(2,270)
Reclassification to stockholders' equity	(3,430)

Balance at November 30, 2014	$—

        The following table presents our fair value heirarchy for assets measured at fair value on a non-recurring basis as of November 30, 2014 (in thousands):

	As of November 30, 2014
	Total	Level 1	Level 2	Level 3	Total Losses
Property and equiptment, net	$5,040			5,040	$840
Goodwill	$12,230	—	—	12,230	$23,585

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

        The provision (benefit) for income taxes is as follows:

	Year ended
	2014	2013	2012
	(in thousands)
Current:
Federal	$(996)	$1,206	$225
State	197	128	981

	(799)	1,334	1,206

Deferred:
Federal	(3,655)	(78)	3,772
State	(176)	227	(202)

	(3,831)	149	3,570

Total	$(4,630)	$1,483	$4,776

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Net deferred tax assets and liabilities result from the following temporary differences between the book and tax basis of assets and liabilities:

	Year ended
	2014	2013
	(in thousands)
Current:
Deferred tax assets:
Allowance for customer credits and doubtful accounts	$2,427	$1,251
Inventory valuation	2,097	879
Tax credits	—	5
Inventory capitalization	1,527	1,004
State tax deduction	73	163
Inventory purchase price adjustment	—	135
Accrued vacation	201	84
Other	—	38
Valuation Allowance	(189)	—

Total current deferred tax assets	6,136	3,559

Current deferred tax liabilities:
Inventory revaluation	—	(386)
Prepaid expenses	(71)	(59)

Total current deferred taxes liabilities	(71)	(445)

Net current deferred tax assets	$6,065	$3,114

Noncurrent:
Deferred tax assets:
Benefit of net operating loss carryforwards	$8,483	$8,584
Stock compensation expense	263	198
Deferred rent	1,139	965
Interest expense	—	1,442
Tax credits	70	—
State tax deduction	69
Other	59	65
Valuation allowance	(451)	(342)

Net noncurrent deferred tax assets	9,632	10,912

Deferred tax liabilities:
Property and equipment basis difference	(117)	(755)
Amortizable intangible assets	(2,365)	(3,026)
Debt discount	(3,005)	—
Long lived intangible asset	(21,910)	(23,333)

Total noncurrent deferred tax liabilities	(27,397)	(27,114)

Net noncurrent deferred tax liability	$(17,765)	$(16,202)

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Annually, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items for fiscal 2014, 2013 and 2012, we determined that the deferred tax assets were more likely than not to be realized with the exception of a valuation allowance of $640,000, $342,000 and $0, respectively, that was recorded against a state net operating loss deferred tax asset of $210,000. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of November 30, 2014. We concluded that the valuation allowance of $640,000 as of November 30, 2014 is sufficient based on our available tax planning strategies, which include certain of our assets that have a fair value in excess of tax basis. The valuation allowance recorded during 2013 was associated with net operating losses that expired during 2014. The increases to the valuation allowance that were recognized as part of tax expense in 2014 and 2013 were $508,000 and $342,000, respectively.

        The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	2014	2013	2012
Computed tax provision at the statutory rate	34.0%	34.0%	34.0%
State income tax	—	(4.1)%	4.9%
Contingent consideration payments	—	(39.5)%	6.1%
Transaction costs	0.6%	(17.0)%	—
Acquisition basis difference	(0.8)%	(0.7)%	—
Effect of uncertain tax positions	(0.1)%	—	—
Sec 162 (m) limitation	—	—	1.3%
Prior year adjustment	—	2.0%
Goodwill impairment	(19.7)%	—	—
Other adjustments	0.3%	(0.1)%	(0.1)%

Effective tax rate	14.3%	(25.4)%	46.2%

        We are subject to United States federal income tax as well as income tax in multiple state jurisdictions. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. We are no longer subject to United States federal and California income tax examinations by tax authorities for years prior to fiscal 2010. We are currently not being examined by any tax authorities.

        We had net operating loss carryforwards of $25,067,000 at the end of fiscal 2014 for federal tax purposes that will expire from fiscal 2019 through fiscal 2034. We also had $19,874,000 of net operating loss carryforwards available for California that will expire from fiscal 2015 through fiscal 2034.

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

        As of November 30, 2014 and 2013, we provided a liability of $400,000 and $388,000, respectively, for unrecognized tax benefits related to various federal and state income tax matters. Included in the balance sheet at November 30, 2014 is $339,000, net of tax related benefits that impact the effective income tax rate if recognized. The following presents a roll forward of its unrecognized tax benefits (in thousands):

Balance at November 30, 2012	$80
Increase related to acquisition	308

Balance at November 30, 2013	388
Increase for tax positiions during prior period	20
Increase for tax positiions during current period	(8)

Balance at November 30, 2014	$400

        We recognized interest and penalties related to unrecognized tax benefits of $28,000 and $6,000 in the provision for income taxes in our statements of comprehensive (loss) income for fiscal 2014 and 2013, respectively. For fiscal 2014 and 2013, we had approximately $36,000 and $19,000, respectively, of interest accrued as of November 30, 2014 and 2013, respectively. For the payment of any penalty, we accrued $62,000 and $51,000 as of November 30, 2014 and 2013, respectively. The penalty accrual at November 30, 2014 was related to the acquisition and local income taxes. We expect $64,000 of unrecognized tax benefits to reverse in fiscal 2015 due to the expiration of the applicable statute of limitations.

11. Stockholders' Equity

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

        The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan. As of November 30, 2014, 3,085,935 shares remained available for issuance under the Restated Plan.

        For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards. For existing grants that were not fully vested at November 30, 2013 and grants made in fiscal 2014, there was a total of $1,284,000 of stock based compensation expense recognized during fiscal 2014.

        The following summarizes option grants, restricted common stock and RSUs issued to members of our Board of Directors for the fiscal years 2002 through fiscal 2014 (in actual amounts) for service as a member:

	November 30, 2014
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares issued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—
2014	219,678

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	775,000	$4.03
Granted	—	—
Exercised	—	—
Expired	(225,000)	1.62
Forfeited	—	—	—	—

Outstanding and exercisable at November, 2014	550,000	$5.02	0.7	$—

Weighted average per option fair value of options granted during the year		N/A
Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	(21,794)	1.30
Expired	—	—
Forfeited	—	—	—	—

Outstanding and exercisable at November, 2013	775,000	$4.03	1.4	$18,000

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	(20,000)	1.00
Expired	(51,496)	1.17
Forfeited	—	—	—	—

Outstanding and exercisable at November, 2012	796,794	$3.96	2.3	$—

Weighted average per option fair value of options granted during the year		N/A

        The total intrinsic value of options exercised during the fiscal years ended November 30, 2013 and 2012 was $10,948 and $7,600, respectively. There were no options exercised during the year ended November 30, 2014.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        Exercise prices for options outstanding and exercisable as of November 30, 2014 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life
$1.02	100,000	1.3
$5.91	450,000	0.5

	550,000	0.7

        The following table summarizes stock option activity by plan. There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan
Outstanding at November 30, 2013	775,000	775,000	—
Granted	—	—	—
Exercised			—
Forfeited / Expired	(225,000)	(225,000)	—

Outstanding and exercisable at November 30, 2014	550,000	550,000	—

Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	(21,794)	—	(21,794)
Forfeited / Expired	—	—	—

Outstanding and exercisable at November 30, 2013	775,000	775,000	—

Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	(20,000)	—	(20,000)
Forfeited / Expired	(51,496)	—	(51,496)

Outstanding and exercisable at November 30, 2012	796,794	775,000	21,794

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        A summary of the status of restricted common stock and RSUs as of November 30, 2014, and changes during the year, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units
Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93
Granted	288,121	362,242	650,363	1.49	1.49
Issued	(450,616)	(655,384)	(1,106,000)	0.95	1.11
Cancelled	—	(312,792)	(312,792)	—	0.97
Forfeited	—	(21,545)	(21,545)	—	0.72

Outstanding at November 30, 2014	792,303	1,033,851	1,826,154	$1.08	$1.00

Outstanding at November 30, 2012	844,236	2,713,605	3,557,841	$0.85	$0.87
Granted	420,882	631,059	1,051,941	1.02	1.02
Issued	(310,320)	(1,140,709)	(1,451,029)	0.92	0.89
Cancelled	—	(426,749)	(426,749)	—	0.89
Forfeited	—	(115,876)	(115,876)	—	0.95

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	1,871,539	2,542,320	0.66	0.75
Issued	(291,155)	(1,126,519)	(1,417,674)	1.09	0.84
Cancelled	—	(533,955)	(533,955)	—	0.88
Forfeited	—	(40,188)	(40,188)	—	0.77

Outstanding at November 30, 2012	844,236	2,713,605	3,557,841	$0.85	$0.87

        As of November 30, 2014, there was $1,281,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Restated Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average of 1.8 years. In fiscal 2014, there were no options granted, 362,242 RSUs and 288,121 shares of restricted stock granted. In fiscal 2014, we issued 655,384 shares of our common stock to holders of RSUs, 450,616 shares of restricted stock and withheld, cancelled or forfeited 334,337 RSUs or restricted stock.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
	(in thousands, except per share data)
Basic (loss) earnings per share computation:
Numerator:
Net (loss) income	$(27,716)	$(7,314)	$5,565

Denominator:
Weighted average common shares outstanding	68,226	67,163	65,496
(Loss) income per common share—basic
Net (loss) income	$(0.41)	$(0.11)	$0.08

Diluted (loss) earnings per share computation:
Numerator:
Net (loss) income	$(27,716)	$(7,314)	$5,565

Denominator:
Weighted average common shares outstanding	68,226	67,163	65,496
Effect of dilutive securities:
Restricted shares, RSU's, convertible securities and options	—	—	1,353

Dilutive potential common shares	68,226	67,163	66,849

(Loss) income per common share—dilutive
Net (loss) income	$(0.41)	$(0.11)	$0.08

        For fiscal 2014 and fiscal 2013, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 20,970,505 and 21,618,876, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive. For fiscal 2012, currently exercisable options and warrants in the aggregate of 1,058,970 have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

Shares Reserved for Future Issuance

        As of November 30, 2014, shares reserved for future issuance include (i) 550,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 1,033,851 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 3,085,935 shares of common stock available for future issuance under the Restated Plan as of November 30, 2014; and (iv) 18,719,094 shares of common stock issuable pursuant to the convertible notes.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

Operating Lease Obligations and Other Obligations Related to Operations

        We lease certain equipment and office and retail space under separate lease arrangements. The leases generally contain renewal provisions. Equipment and office/retail rental expenses under such leases for the years ended November 30, 2014, November 30, 2013 and November 30, 2012, were approximately $7,871,000, $7,034,000 and $5,146,000, respectively.

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

        As of November 30, 2014, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2015	$7,941
2016	7,802
2017	7,782
2018	7,611
2019	5,675
Thereafter	11,123

$47,934

        Purchase commitments in the aggregate amount of $11,660,000 are all expected to be fulfilled within the next 12 months.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

Letters of Credit

        We had a no contingent liability for letters of credit as of November 30, 2014.

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

        On September 30, 2013, Mr. Dahan, CIT, Garrison and all of our loan parties entered into an earn out subordination agreement which provided, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with our obligations to Mr. Dahan would be expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility. We are permitted to make certain amount of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the revolving credit agreement or the term loan credit agreement. As a result of our default under the revolving credit agreement or the term loan credit agreement, we are currently prohibited from making any payments to Mr. Dahan.

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

13. Segment Reporting and Operations by Geographic Areas

Segment Reporting

        The following table (in thousands) contains summarized financial information concerning our reportable segments:

	Year ended
	2014	2013	2012
Net sales:
Wholesale	$158,092	$113,276	$95,310
Retail	30,663	26,907	23,332

	$188,755	$140,183	$118,642

Gross profit:
Wholesale	$64,627	$44,511	$39,895
Retail	20,019	17,828	16,275

	$84,646	$62,339	$56,170

Operating (loss) income:
Wholesale	$39,719	$29,442	$25,762
Retail	(2,565)	(1,139)	1,489
Corporate and other	(57,941)	(31,363)	(16,534)

	$(20,787)	$(3,060)	$10,717

Capital expenditures:
Wholesale	$163	$147	$1,066
Retail	338	1,974	1,652
Corporate and other	264	14	61

	$765	$2,135	$2,779

Total assets:
Wholesale	$98,420	$91,312	$48,934
Retail	12,040	12,117	9,039
Corporate and other	93,489	119,594	28,051

	$203,949	$223,023	$86,024

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment Reporting and Operations by Geographic Areas (Continued)

Operations by Geographic Areas

        Currently, we do not have any material reportable operations outside of the United States.

14. Related Party and Other Transactions

Joe Dahan

        Since the acquisition of the Joe's® brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017. At the time of the acquisition, pursuant to ASC 805—Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts. For the fiscal years ended 2013 and 2012, expenses of $311,000 and $1,862,000, respectively, were recorded in the statement of net (loss) income and comprehensive (loss) income related to the contingent consideration expense made to Mr. Dahan under the original agreement.

        On February 18, 2013, we entered into a new agreement with Mr. Dahan that fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement at $9,168,000 through weekly installment payments beginning on February 22, 2013 until November 27, 2015. In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement. This amount represented the net present value of the total fixed amount that Mr. Dahan would receive. The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan. On September 30, 2013, in connection with entry into new credit facilities relating to the acquisition of Hudson, Mr. Dahan, CIT, Garrison and all of our loan parties entered into an earn out subordination agreement, which provides, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with the our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility. We are permitted to make certain amount of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the revolving credit agreement or the term loan credit agreement. As a result of our default under the revolving credit agreement or the term loan credit agreement, we are currently prohibited from making any payments to Mr. Dahan.

        See "Note 12—Commitments and Contingencies—Contingent Consideration Payments, Buy Out Agreement and Earnout Subordination Agreement" for a further discussion on these agreements with Mr. Dahan.

Ambre Dahan

        In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Dahan, for design director services that pays her $175,000 per annum on a bi-weekly basis. For the fiscal year ended 2014, we paid Ms. Dahan $175,000 under this arrangement. This arrangement was terminated effective as of November 17, 2014. Mr. Dahan is not a party to this arrangement, and we do not consider this arrangement material to us.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party and Other Transactions (Continued)

Albert Dahan

        In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Mr. Dahan, for the sale of our products into the off-price channels of distribution. Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person. The agreement may be terminated at any time for any reason or no reason with or without notice. For the fiscal year ended 2014 there were no payments made to Mr. Albert Dahan under this arrangement. For fiscal years ended 2013 and 2012, payments of $453,000 and $573,000, respectively, were made to Mr. Albert Dahan under this arrangement.

        In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children's products. Ever Blue has an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term. In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full. For the fiscal years ended 2014, 2013 and 2012, we recognized $504,000, $612,000 and $296,000, respectively in royalty income under the license agreement.

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

Employment Agreements with Officers and Directors

        We have entered into employment agreements with Marc Crossman, our former President and Chief Executive Officer, Joe Dahan, our Creative Director and Peter Kim, our Chief Executive Office of our Hudson subsidiary. Mr. Dahan and Mr. Kim are also members of our Board of Directors.

  Marc Crossman

        On May 30, 2008, we entered into an employment agreement with Mr. Crossman to serve as our President and Chief Executive Officer. The employment agreement was effective as of December 1, 2007, the commencement of our 2008 fiscal year, had an initial term of two years and automatically renewed for additional two year periods on December 1, 2009, December 1, 2011 and December 1, 2013, respectively. The employment agreement continues to automatically renew for additional two year periods if neither we nor Mr. Crossman provides 180 days' advanced notice of non-renewal prior to the end of the term or upon the occurrence of a change in control. Under the employment agreement, Mr. Crossman is entitled to an annual salary of $429,300, an annual discretionary bonus targeted at 50 percent of his base salary based upon the achievement of financial and other performance criteria that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion, an annual grant of equity compensation pursuant to our stock incentive plans, life and disability insurance policies paid on his behalf and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party and Other Transactions (Continued)

discretion. The employment agreement provides for severance payment of up to two years if terminated under certain circumstances.

        On January 19, 2015, our Board of Directors accepted the resignation of Mr. Crossman. The Board and Mr. Crossman also agreed that Mr. Crossman would become a consultant for a period of twelve (12) months pursuant to a Consulting Agreement. In exchange for a release of all claims related to Mr. Crossman's employment and the provision of consulting services by Mr. Crossman, we have agreed to pay Mr. Crossman the following: (i) payment of $35,775.00 per month for a period of twelve (12) months, (ii) acceleration of the unvested equity awards previously granted to Mr. Crossman, (iii) granted him restricted common stock in the amount of 600,000 shares that vest 1/12th on a monthly basis over the twelve (12) month period, and (iv) agreed to reimburse him for health and dental COBRA payments for a period of twelve (12) months or until he is eligible for coverage under a successor employer's group health plan.

  Joe Dahan

        On October 25, 2007, we entered into an employment agreement for Mr. Dahan to serve as Creative Director for the Joe's brand. The initial term of employment was for five years, or until October 25, 2012, and then automatically renewed for successive one year periods unless terminated earlier in accordance with the agreement. Under the employment agreement, Mr. Dahan is entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.

  Peter Kim

        On September 30, 2013, we entered into an employment agreement with Mr. Kim to serve as Chief Executive Officer of our Hudson subsidiary for a term of three years. Under the employment agreement, Mr. Kim is entitled to a base salary of $500,000 per year and is also eligible to receive an annual discretionary bonus targeted at 50 percent of his base salary, based on the satisfaction of criteria and performance standards as established in advance and agreed to by Mr. Kim and the Compensation Committee of the Board of Directors. Mr. Kim is also entitled to other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Supplemental Cash Flow Information

	Year ended
	2014	2013	2012
	(in thousands)
Significant Non-cash transactions
Write off of fully depreciated fixed assets	$2,233	$—	$89
Sale of fixed assets at net carrying value	$—	$—	$104
Additional cash flow information
Cash paid during the year for interest	$10,639	$1,710	$383
Cash paid during the year for income taxes	$—	$870	$862

16. Employee Benefit Plans

        On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Joe's Plan for our Joe's employees. All employees who have worked for us for 30 consecutive days may participate in the Joe's Plan and may contribute up to 100 percent, subject to certain limitations, of their salary to the Joe's Plan. We may make company matched contributions on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so. Costs of the Joe's Plan charged to operations were $27,000, $22,000 and $26,000 for fiscal 2014, 2013 and 2012, respectively. In addition, we match our Joe's employees' contributions, which are subject to a vesting schedule, in the lesser of the following amounts: (i) up to 2 percent of the employee's compensation, or (ii) 1/3 of the employee's contribution up to 6 percent of the employee's salary. For fiscal 2014, 2013 and 2012, we contributed $154,000, $141,000 and $132,000, respectively, to employees under the match portion of the Joe's Plan.

        The Hudson Clothing LLC 401(k) Plan, or the Hudson Plan, was established on January 1, 2009 and covers employees employed by our Hudson subsidiary. All employees who have worked for Hudson after 6 months may participate in the Hudson Plan and may contribute up to the maximum amount allowed by law of their salary to the plan. We may make company matched contributions on a discretionary basis. All employees who have worked 1,000 hours qualify for profit sharing in the event at the end of each year we decide to do so. No costs of the Hudson Plan were charged to operations for fiscal 2013 since the acquisition. In addition, we match our Hudson employees' contributions, which are subject to a vesting schedule, of $0.50 for each $1.00 of the employee's contribution up to 3 percent of the employee's contribution. For fiscal 2014, we contributed $63,000 to employees under the match portion of the Hudson's Plan.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended November 30, 2014 and November 30, 2013:

	Quarter ended
2014	February 28	May 31	August 31	November 30
	(in thousands, except per share data)
Net sales	$47,344	$48,167	$52,668	$40,576
Gross profit	21,485	22,573	24,450	16,138
Income (loss) before taxes	(4,565)	4,751	374	(32,906)
Income tax expense (benefit)	(2,387)	2,412	98	(4,753)

Net income (loss)	$(2,178)	$2,339	$276	$(28,153)

Net income per share:
Earnings per common share—basic	$(0.03)	$0.03	$—	$(0.41)

Earnings per common share—diluted	$(0.03)	$0.01	$—	$(0.41)

	Quarter ended
2013	February 28	May 31	August 31	November 30
	(in thousands, except per share data)
Net sales	$29,430	$30,874	$29,385	$50,494
Gross profit	14,315	13,505	12,845	21,674
Income (loss) before taxes	(6,466)	1,996	(411)	(950)
Income tax (benefit) expense	(78)	823	(124)	862

Net income (loss) and comprehensive income (loss)	$(6,388)	$1,173	$(287)	$(1,812)

Net (loss) income per share:
(Loss) earnings per common share—basic	$(0.10)	$(0.02)	$0.00	$0.03

(Loss) earnings per common share—diluted	$(0.10)	$(0.02)	$0.00	$0.03

18. Subsequent Events

        On February 10, 2015, we received an additional notice of defaults and events of default, reservation of rights and demand for payment of default interest from Garrison under the term loan credit agreement. In the letter, Garrison provided notice that certain defaults and events of default under the term loan agreement have occurred as a result of: (i) failure to comply with the EBITDA financial covenant for the twelve month period ended November 30, 2014, (ii) failure to comply with the Fixed Charge Coverage Ratio financial covenant for the twelve month period ended November 30, 2014, (iii) failure to comply with the Leverage Ratio financial covenant for the twelve month period ended November 30, 2014 and (iv) the failure to timely deliver the financial plan and forecast for 2015. Garrison further notified of the reservation of all of its rights and remedies under the term loan agreement and other loan documents and demanded payment of interest at the default rate (2% in excess of the interest rate otherwise payable). We have been paying interest at the default rate effective retroactively to October 1, 2014.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent Events (Continued)

        Defaults and events of default have also occurred under the terms of our revolving credit agreement and factoring agreement with CIT, including certain initial defaults and events of defaults as a result of the initial event of default under the term loan agreement relating to the EBITDA financial covenant and additional events of default resulting from the failure to timely deliver the financial plan and forecast for 2015 and failure to comply with the fixed charge coverage ratio and leverage ratio financial covenants in the term loan agreement and, as applicable, the revolving credit agreement. On February 10, 2015 CIT also provided an additional notice of defaults and events of default, reservation of rights and demand for payment of interest, relating to the matters noted in the preceding sentence. We have been paying interest at one half of the default rate (1% in excess of the interest rate otherwise payable) effective retroactively to October 1, 2014. As a result of the continuing and additional events of default under the term loan agreement and the revolving credit agreement, we remain prohibited from making any (i) payments under the subordinated convertible notes issued to the former equity owners of Hudson Clothing Holdings, Inc. and (ii) earnout payments to Mr. Dahan.

        We are currently in discussions with Garrison and CIT regarding a resolution to the defaults and events of default, including amendments to the existing agreements and waivers of the defaults and events of default or a refinancing of the debt. There can be no assurance that that the requested relief will be granted on terms acceptable to us or at all. So long as one or more events of default are continuing under the term loan agreement and revolving credit agreement and no forbearance agreement exists, each of Garrison and CIT may exercise, subject to compliance with the terms and conditions of the term loan agreement and revolving credit agreement, as applicable, and applicable law, a number of remedies including acceleration of the debt and the sale of collateral. The exercise of certain remedies may have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. We have engaged Carl Marks Advisory Group to help assist us as we explore strategic and financing alternatives to resolve the outstanding events of default with our lenders.

        On February 11, 2015, the Board accepted the resignation of our Interim Chief Executive Officer, Samuel Joseph Furrow, Jr. (Jay), effective as of February 11, 2015. Also on February 11, 2015, our Board appointed Samuel J. Furrow (Sam), to the position of Interim Chief Executive Officer. In addition, we engaged Carl Marks Advisory Group as a chief restructuring advisor to assist us with our day-to-day operational needs.

ITEM 15(a)
Joe's Jeans Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts		Deductions(2)	Balance at End of Period
Allowance for doubtful accounts:
Year ended November 30, 2014	$297	546	—		(96)	$747
Year ended November 30, 2013	$234	45	30	(3)	(12)	$297
Year ended November 30, 2012	$320	211	(256)	(1)	(41)	$234
Allowance for customer credits:
Year ended November 30, 2014	$4,458	31,218	—		(26,479)	$9,197
Year ended November 30, 2013	$2,765	15,977	1,304	(3)	(15,588)	$4,458
Year ended November 30, 2012	$2,856	12,229	—		(12,320)	$2,765
Allowances for inventories:
Year ended November 30, 2014	$1,988	1,682	—		(4)	$3,666
Year ended November 30, 2013	$1,351	42	595	(3)	—	$1,988
Year ended November 30, 2012	$1,114	237	—		—	$1,351

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

February 13, 2015	JOE'S JEANS INC.
	By:	/s/ SAMUEL J. FURROW Samuel Joseph Furrow Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
	By:	/s/ HAMISH SANDHU Hamish Sandhu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel J. Furrow, his attorney-in-fact, each with the power of substitution for him or her or any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ SAMUEL J. FURROW Samuel Joseph Furrow	Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 13, 2015
/s/ HAMISH SANDHU Hamish Sandhu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2015
/s/ JOANNE CALABRESE Joanne Calabrese	Director	February 13, 2015
/s/ JOSEPH M. DAHAN Joseph M. Dahan	Director	February 13, 2015
/s/ KELLY HOFFMAN Kelly Hoffman	Director	February 13, 2015

Signature	Capacity	Date

/s/ PETER KIM Peter Kim	Director	February 13, 2015
/s/ SUHAIL RIZVI Suhail Rizvi	Director	February 13, 2015
/s/ KENT SAVAGE Kent Savage	Director	February 13, 2015