Form 10-K/A
period 2014-11-30
JOE'S JEANS INC.
filed 2015-03-30
CIK 844143

QuickLinks -- Click here to rapidly navigate through this document

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

        The number of shares of the registrant's common stock outstanding as of March 30, 2015 was 69,833,890.

        Documents incorporated by reference: None.

Explanatory Note

        This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Joe's Jeans Inc. to amend our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 filed with the Securities and Exchange Commission, or the SEC, on February 13, 2015, or the Initial Report. We are amending the Initial Report to include information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we intended to file with the SEC no later than March 30, 2015.

        Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1, in part, to provide the information we originally intended to incorporate by reference. Such information is the information required by Items 10 to 14 of Part III of the Annual Report on Form 10-K and the officer certifications associated with the same. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended and restated to add new certifications (filed as exhibits hereto) by our Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in the Initial Report.

        Except for the addition of the Part III information, the filing of the required certifications, and the related amendment and restatement of Part IV, no other changes have been made to the Initial Report. This Amendment No. 1 does not reflect events occurring after the date of the Initial Report or modify or update those disclosures affected by subsequent events.

        As used in this Amendment No. 1, the terms "we," "us," "our," "Joe's®," "Hudson®," "Hudson" and "Joe's Jeans" refer to Joe's Jeans Inc. and our subsidiaries and affiliates, which includes our wholly owned subsidiary, Hudson Clothing Holdings, Inc. and its subsidiaries, unless the context indicates otherwise. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.

 PART III

        Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        For certain information relating to our executive officers and directors as of February 13, 2015, please see "Executive Officers and Directors" in Part I of the Initial Report.

        The information provided below is biographical information about each of our directors as of March 30, 2015. As previously reported in our Current Report on Form 8-K filed with the SEC on February 23, 2015, Mr. Peter Kim tendered his resignation as a member of the Board of Directors effective February 17, 2015.

        Samuel J. (Sam) Furrow has served as Chairman of our Board of Directors since October 1998 and our Interim Chief Executive Officer since February 2015. Mr. Furrow became a member of our Board of Directors in April 1998 and has previously served as our Chief Executive Officer from October 1998 until December 2000. Mr. Furrow also has been Chairman of the Board of Furrow Auction Company, a real estate and equipment sales company with its headquarters in Knoxville, Tennessee, since April 1968; Chairman of Furrow—Justice Machinery Corporation, a six-branch industrial and construction equipment dealer, since 1983; owner of Knoxville Motor Company—Mercedes Benz and Land Rover of Knoxville since December 1980 and July 1997, respectively. Mr. Furrow received his undergraduate and J.D. degrees from the University of Tennessee. Due to Mr. Furrow's extensive background as a business owner and operator, he brings substantial business experience and leadership to the Board of Directors, as well as offering advice and guidance to our management team.

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

        Joanne Calabrese has served as a member of our Board of Directors since March 2012. Since July 2012, Ms. Calabrese has served as Senior Vice President—Americas Region for Fossil, Inc., a publicly- traded global retailer specializing in the design, innovation and marketing of fashion lifestyle and accessory items, including, watches, handbags and clothing. From 2007 until July 2012, Ms. Calabrese served as founder and owner of jcr3, a retail consulting firm specializing in the merchandising, marketing, multi-channel retailing and strategic planning for global retail expansion. Prior to her consulting practice, from 2001 until 2006, Ms. Calabrese served as President of the Americas region for The Body Shop, a personal care retailer with 450 stores in the United States, Mexico, and Canada. Ms. Calabrese has also previously served in executive positions for other well-known retail companies, such as the Gap, Inc., Macy's Inc., and DFS Group, the operator of Duty Free Shops. Ms. Calabrese received her B.A. degree in Business Administration from Vanderbilt University. Ms. Calabrese's retail and apparel industry knowledge enables her to offer advice and guidance to our management on our retail stores.

        Kelly Hoffman has served as a member of our Board of Directors since June 2004. Since January 2013, Mr. Hoffman has served as the Chief Executive Officer and Director of Ring Energy, Inc. (OTCBB: RNGE), an oil and gas exploration, development and production company with operations in Texas and Kansas. From December 2011 until January 2013, Mr. Hoffman served as a consultant to numerous companies in the oil and gas industry. From April 2008 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company specializing in the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. From 1998 until September 2009, Mr. Hoffman served as Chairman of the Board of Directors and Chief Executive Officer of Varsity Media Group Inc., a technology and new media company. From 1991 until 1998, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico whereby he purchased over 20,000 acres and drilled over 75 successful oil wells. Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions. Mr. Hoffman attended Texas Tech University and majored in Business Administration. Mr. Hoffman's experience with starting up, raising capital and running various companies has provided us with practical knowledge and guidance on operations.

        Suhail R. Rizvi has served as a member of our Board of Directors since April 2003. Since 2004, Mr. Rizvi has served as founder, Chairman and Chief Investment Officer of Rizvi|Traverse Management LLC and other related funds. Mr. Rizvi has over twenty years of private equity investing experience for his own account and as a fiduciary for institutional investors through various entities or funds as founder, principal or manager. Mr. Rizvi received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania and sits on the Wharton Undergraduate Executive Board. Mr. Rizvi's experience as an executive and private equity investor brings strong financial and strategic expertise to our Board of Directors and management to assist in achieving stockholder value.

        Kent Savage has served as a member of our Board of Directors since July 2003. Since 2000, Mr. Savage has served as the General Partner of Savage Interests LP, a limited partnership for investments. Since 2012, Mr. Savage has also served as co-founder and Chief Executive Officer of Icon.me, LLC. From June 2005 until 2010, Mr. Savage served as Founder and CEO of Famecast, Inc., a privately held interactive branded entertainment and contest management company. From January 2004 until June 2005, Mr. Savage served as Chief Executive Officer for Digital Lifestyles Group, Inc., a publicly traded manufacturer and distributor of personal computers, and in connection, Mr. Savage created the hip-e™ computer. Between February 2003 and January 2004, Mr. Savage served in various consulting capacities to start-up companies. From September 2002 until February 2003, Mr. Savage served as co-founder, Chief Sales and Marketing Officer for TippingPoint Technologies (NASDAQ: TPTI), which was acquired by 3Com. From February 1999 until August 2001, Mr. Savage served as co-founder, CEO and President for Netpliance, Inc. From April 1998 until February 1999, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc. Service Provider Line of Business. From July 1996 until April 1998, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc. Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia's Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University. Mr. Savage's extensive experience as an officer and director at other public companies brings valuable experience and insight regarding our financial and accounting matters to lead our Audit Committee.

Code of Business Conduct and Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.joesjeans.com under our Investor Relations heading or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Compliance Officer at our corporate headquarters at the following address: 2340 South Eastern Avenue, Commerce, California 90040 or by

calling (323) 837- 3700. You may also find a copy of our Code of Business Conduct and Ethics filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended November 29, 2003 filed with the SEC on February 27, 2004.

        To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver granted from a provision of such code on our website at www.joesjeans.com within the same time frame that would otherwise be required by a Form 8-K. The information contained or connected to our website is not incorporated by reference into this Amendment No. 1 and should not be considered a part of this or any other report that we file or furnish to the SEC.

Audit Committee

        The Audit Committee is currently comprised of Messrs. Savage and Hoffman and Ms. Calabrese. Mr. Savage serves as Chairman of the Audit Committee. The Audit Committee met or acted through written consent a total of five times in fiscal 2014.

        The principal responsibility of the Audit Committee is to oversee our accounting and financial reporting processes and the audits of our financial statements. In that regard, the Audit Committee assists our Board of Directors in monitoring (1) our accounting, auditing, and financial reporting processes generally, including the qualifications, independence and performance of the independent auditor (including pre-approval of audit and non-audit services to be performed by the independent auditor), (2) the integrity of our financial statements, (3) our systems of internal control regarding finance and accounting and (4) our compliance with legal and regulatory requirements. The Audit Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on November 21, 2013. Our Audit Committee is also responsible for reviewing with management our major risk exposures and our risk assessment and risk management programs. Currently, all Audit Committee members are "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Savage has also been designated to be an "audit committee financial expert" as such term is defined in the rules and regulations of the SEC. A copy of the Audit Committee charter, as amended from time to time, can be found on our website at www.joesjeans.com under our Investor Relations heading.

Compensation and Stock Option Committee

        Currently, the Compensation and Stock Option Committee, or the Compensation Committee, is comprised of Messrs. Hoffman and Savage and Ms. Calabrese. Mr. Hoffman serves as Chairman of the Compensation Committee. The Compensation Committee met or acted through written consent a total of two times in fiscal 2014.

        The principal responsibilities of the Compensation Committee are (1) discharging our Board of Directors' responsibilities relating to the compensation of our Chief Executive Officer and other executive officers, (2) administering our equity-based compensation plans and (3) reviewing the disclosures in our Compensation Discussion and Analysis and producing an annual compensation committee report for inclusion in our proxy statements, as applicable. The Compensation Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on November 21, 2013. Currently, all Compensation Committee members are "independent" under NASDAQ listing standards. A copy of the Compensation Committee charter, as amended from time to time, can be found on our website at www.joesjeans.com under our Investor Relations heading. The Compensation Committee also has the ability to delegate its duties as necessary and appropriate, including the ability to delegate certain of its responsibilities under our stock incentive plans.

Nominating and Governance Committee

        The Nominating and Governance Committee is currently comprised of Messrs. Hoffman and Savage and Ms. Calabrese. Ms. Calabrese serves as Chairperson of the Nominating and Governance Committee. The Nominating and Governance Committee met a total of one time in fiscal 2014.

        The principal responsibilities of the Nominating and Governance Committee are (1) assisting our Board of Directors in identifying individuals qualified to serve as members of our Board of Directors, (2) developing and recommending to our Board of Directors a set of corporate governance guidelines, and (3) overseeing the evaluation of our Board of Directors and management. In that regard, the Nominating and Governance Committee also has primary responsibility to recommend to our Board of Directors the director nominees for election by the stockholders at meetings of stockholders and for filling any vacancies and newly created directorships, to periodically review and make recommendations regarding the composition and size of our Board of Directors and committees, to review and make recommendations to our Board of Directors with respect to director compensation, and to oversee director orientation and continuing education programs.

        The Nominating and Governance Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on November 21, 2013. Currently, all Nominating and Governance Committee members are "independent" under NASDAQ listing standards. There is no specific procedure outlined in the charter for the Nominating and Governance Committee to consider nominees to our Board of Directors that are recommended by our common stockholders, but such nominees will be considered in accordance with the principal responsibilities of the Nominating and Governance Committee, our bylaws, our Corporate Governance Guidelines and all applicable rules and regulations relating to such nominations by our common stockholders. Any recommendations by stockholders for nominations to our Board of Directors would be evaluated in a manner similar to how the Nominating and Governance Committee considers all directors. The Nominating and Governance Committee has the responsibility for developing criteria for the selection of new directors and nominees for vacancies. In evaluating the suitability of candidates, the Nominating and Governance Committee may take into account many factors, including the nominee's judgment, experience, independence, character, business acumen and such other factors as the Nominating and Governance Committee concludes are pertinent in light of the current needs of our Board of Directors, including an incumbent's past performance, attendance at meetings and participation in and contributions to the activities of our Board of Directors. We have no formal policy on diversity; however, our Board of Directors believes that its membership should reflect a diversity of experience, gender, race, ethnicity and age. To date, no more specific criteria has been developed other than that set forth in the charter of the Nominating and Governance Committee and our Corporate Governance Guidelines. A copy of the Nominating and Governance Committee charter, as amended from time to time, can be found on our website at www.joesjeans.com under our Investor Relations heading.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC on a timely basis. Directors, officers and greater than ten percent beneficial owners are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms they file.

        Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the fiscal year ended November 30, 2014, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation, Discussion and Analysis

  Overview

        This Compensation Discussion and Analysis relating to our executive officer compensation focuses on the following: (1) the objectives of the executive compensation policies and practices; (2) the objectives that the compensation program is designed to reward; (3) each element of compensation; (4) the rationale for each element of compensation; (5) the methodologies utilized by us in determining the amounts to pay for each element; and (6) how an element of compensation and our rationale for each element fit together within our overall compensation objectives. This discussion relates to our Principal Executive Officer, Principal Financial Officer, and our Creative Director, or collectively, our Named Executive Officers.

        For our fiscal year ended November 30, 2014, our Named Executive Officers include:

  •
  Marc B. Crossman, Former Chief Executive Officer and President

  •
  Hamish Sandhu, Chief Financial Officer

  •
  Joseph M. Dahan, Creative Director

  •
  Peter Kim, Chief Executive Officer of Hudson

        Effective January 19, 2015, Marc B. Crossman resigned as our Chief Executive Officer and President. Also effective January 19, 2015, the Board of Directors appointed Samuel Joseph Furrow, Jr. to the position of Interim Chief Executive Officer. Effective February 11, 2015, Samuel Joseph Furrow, Jr. resigned as our Interim Chief Executive Officer and the Board of Directors appointed Samuel J. Furrow as our Interim Executive Officer.

"Say on Pay" Vote

        At our 2014 annual meeting of stockholders held on May 8, 2014, our stockholders were asked to consider and vote on a resolution approving the compensation of our Named Executive Officers, commonly referred to as "say on pay." A substantial majority of our stockholders approved the compensation of our Named Executive Officers, with approximately 76 percemt of the votes cast in favor of that "say on pay" resolution. While we are pleased with our stockholder support, we will continue to actively evaluate our executive compensation program.

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

        In setting the level of cash and equity compensation, the Compensation Committee of our Board of Directors considers various factors, including our overall performance and the individual's performance during the year, the uniqueness and relative performance of the executive's skill set, the expected future contribution to us and competitive conditions. In addition, the Compensation Committee considered our stockholders' affirmative 'say on pay' vote at our annual meeting in October 2011 and again in May 2014 and continued to apply the same principles in determining the amounts and types of executive compensation. In addition, our Compensation Committee reviews compensation for our Chief Executive Officer, and considers the recommendation by the Chief Executive Officer for the other Named Executive Officers other than the Chief Executive Officer.

Elements of Compensation

        Our compensation structure for our Named Executive Officers consists of a combination of (1) base salary, (2) long-term incentive awards primarily through grants of restricted stock and restricted stock units pursuant to our stock incentive plans, (3) company paid benefits, including medical insurance, dental insurance, 401(k) Plan, disability insurance, life insurance and flexible spending accounts, and (4) discretionary cash bonuses for certain of our Named Executive Officers. The Compensation Committee also takes into account certain change in control provisions available to our Named Executive Officers.

2015 Compensation

        On January 19, 2015, our Board of Directors accepted the resignation of Mr. Crossman as our Chief Executive Officer and President. The Board of Directors and Mr. Crossman also agreed that Mr. Crossman would become a consultant for a period of twelve (12) months pursuant to a Consulting Agreement. In exchange for a release of all claims related to Mr. Crossman's employment and the provision of consulting services by Mr. Crossman, we have agreed to pay Mr. Crossman the following: (i) payment of $35,775.00 per month for a period of twelve (12) months; (ii) acceleration of the unvested equity awards previously granted to Mr. Crossman; (iii) granted him restricted common stock in the amount of 600,000 shares that vest 1/12th on a monthly basis over the twelve (12) month period; and (iv) agreed to reimburse him for health and dental COBRA payments for a period of twelve (12) months or until he is eligible for coverage under a successor employer's group health plan. Mr. Crossman is subject to confidentiality, non-solicitation and non-competition restrictions for a period of two (2) years following termination of his employment.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.

        Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended November 30, 2014 and incorporated by reference into our proxy statement for our 2015 Annual Meeting of Stockholders.

Respectfully Submitted by the Compensation Committee of the Board of Directors,
Kelly Hoffman (Chairman) Kent Savage Joanne Calabrese

Summary Compensation Table

        The following table provides certain summary information concerning the compensation earned by our Named Executive Officers for the fiscal years ended November 30, 2014, 2013 and 2012, respectively (rounded to the nearest thousand).

Name and Principal Position	Year	Salary(1)		Bonus	Stock awards(3)		All other compensation(4)		Total
Marc Crossman	2014	$463,000		$—	$429,000		$24,000		$916,000
Former Chief Executive Officer	2013	463,000		—	429,000	(5)	24,000		916,000
and President	2012	462,000		384,000	429,000		25,000		1,300,000
Hamish Sandhu	2014	$296,000		$—	$84,000		$23,000		$403,000
Chief Financial Officer	2013	293,000		—	183,000	(6)	23,000		499,000
	2012	269,000		—	82,000		24,000		375,000
Joseph Dahan	2014	$317,000		$—	$—		$3,042,000	(8)	$3,359,000
Creative Director	2013	317,000		—	300,000	(7)	2,760,000	(8)	3,377,000
	2012	317,000		—	150,000		1,881,000	(8)	2,348,000
Peter Kim	2014	$500,000		$—	$—		$22,000		$522,000
Chief Executive Officer—	2013	85,000	(2)	—	—		3,500		88,500
Hudson Subsidiary

(1)
Salary amount includes a payout for earned but unused vacation at the Named Executive Officers daily rate. In accordance with our employee handbook, all regular full-time employees are eligible to be paid out for earned but unused vacation at the end of each fiscal year. No payout has been made for fiscal 2014 as of the date of this filing.

(2)
Mr. Kim commenced employment with us on September 30, 2013. This amount represents the amounts paid from September 30, 2013 until November 30, 2013. See also "Employment Contracts and Termination of Employment and Change in Control Arrangements—Peter Kim" for a further discussion of the employment agreement with Mr. Kim.

(3)
Represents restricted common stock and RSUs issued pursuant to our Amended Stock Incentive Plan and reflects the grant date fair value dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance with Accounting Standards Codification 718, or ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards and option awards, please see "Notes to Consolidated Financial Statements—Note 11—Stockholders' Equity—Stock Incentive Plans."

(4)
The following table details the components of this column.

Name and principal position	Year	Benefit of company paid health insurance(a)	401(k) match	Contingent consideration(b)	Fixed Payments(c)	Total
Marc Crossman	2014	$18,000	$6,000	$—	$—	$24,000
	2013	18,000	6,000	—	—	24,000
	2012	19,000	6,000	—	—	25,000
Hamish Sandhu	2014	$18,000	$5,000	$—	$—	$23,000
	2013	19,000	5,000	—	—	24,000
	2012	18,000	5,000	—	—	23,000
Joseph Dahan	2014	$18,000	$—	$—	$3,024,000	$3,042,000
	2013	18,000	—	311,000	2,431,000	2,760,000
	2012	19,000	—	1,862,000	—	1,881,000
Peter Kim	2014	$19,000	$3,000	$—	$—	$22,000
	2013	3,000	500	—	—	3,500
	2012	—	—	—	—	—

(a)
This amount represents health premiums paid on behalf of the Named Executive Officer in excess of premiums paid for other employees.

(b)
This amount represents contingent consideration payments paid to Mr. Dahan in connection with the merger agreement with JD Holdings. The payments are not part of his employment agreement, but were included in the merger agreement and he was entitled to the payments irrespective of his employment status.

(c)
This amount represents the amount paid in connection with the new fixed payment agreement entered into with Mr. Dahan in February 2013 in lieu of the contingent consideration payments described above. See also "Employment Contracts and Termination of Employment and Change in Control Arrangements—Joseph M. Dahan" for a further discussion of this fixed payment agreement.
(5)
The restricted common stock was granted to Mr. Crossman on December 17, 2012 for service for 2012 and vests one-third on each year thereafter from the date of grant. This figure represents the aggregate dollar amount of the original grant. See also footnote (3) above for discussion on compensation amount.

(6)
The RSUs were granted to Mr. Sandhu on December 17, 2012 for service for 2012 and vest as follows: one-eighth of the shares began vesting on June 18, 2013 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the aggregate dollar amount of the original grant. See also footnote (3) above for discussion on compensation amount.

(7)
The RSUs were granted to Mr. Dahan on December 17, 2012 for service for 2012 and vest as follows: one-eighth of the shares began vesting on June 18, 2013 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the aggregate dollar amount of the original grant. See also footnote (3) above for discussion on compensation amount.

(8)
For a discussion on the contingent consideration payments and the fixed payment agreement entered into with Mr. Dahan, please see "Employment Contracts and Termination of Employment and Change in Control Arrangements—Joseph M. Dahan."

Grants of Plan-Based Awards

        The following table sets forth certain information for plan-based awards granted to each of our Named Executive Officers for the fiscal year ended November 30, 2014 (in actual amounts for per share data and rounded to the nearest thousand for dollar amounts):

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
(a)	(b)	(i)	(j)	(k)	(k)	(l)
Marc Crossman	2/27/2014	228,161	—	—	$1.49	$429,000
Hamish Sandhu	2/27/2014	56,396	—	—	$1.49	$84,000
Joseph Dahan	—	—	—	—	—	—
Peter Kim	—	—	—	—	—	—

Outstanding Equity Award at 2014 Fiscal Year-End

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers during our fiscal year ended November 30, 2014.

	Option awards				Stock awards
									Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested
Marc Crossman	—	—			—	—	288,121	(1)	$172,873
	—	—			—	—	280,588	(2)	$168,353
	—	—			—	—	223,594	(3)	$134,156
Hamish Sandhu	—	—			—	—	49,329	(4)	$29,597
	—	—			—	—	111,875	(5)	$67,125
	—	—			—	—	43,714	(6)	$26,228
	—	—			—	—	8,693	(7)	$5,216
Joseph Dahan	—	—			—	—	183,824	(5)	$110,294
	—	—			—	—	80,357	(6)	$48,214
	—	—			—	—	22,727	(7)	$13,636
	—	—			—	—
Peter Kim	—	—			—	—	—		—

(1)
These shares vest as follows: one-third of the shares vest on February 27, 2015; one-third of the shares vest on February 27, 2016; and one-third of the shares vest on February 27, 2017; provided, however, that in connection with the resignation of Mr. Crossman in January 2015 and the subsequent consulting agreement entered into in connection therewith, these shares accelerated and vested on January 19, 2015.

(2)
These shares vest as follows: one-half of the shares vested on December 17, 2014; and one-half of the shares vest on December 17, 2015; provided, however, that in connection with the resignation of Mr. Crossman in January 2015 and the subsequent consulting agreement entered into in connection therewith, these shares accelerated and vested on January 19, 2015.

(3)
These shares vest on February 16, 2015; provided, however, that in connection with the resignation of Mr. Crossman in January 2015 and the subsequent consulting agreement entered into in connection therewith, these shares accelerated and vested on January 19, 2015.

(4)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2014 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest as of November 30, 2014.

(5)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2013 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest as of November 30, 2014.

(6)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2012 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest as of November 30, 2014.

(7)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2011 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest as of November 30, 2014.

(8)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2010 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest as of November 30, 2014.

Option Exercises and Stock Vested During Fiscal 2014

        During fiscal 2014, 676,040 shares of restricted stock or RSUs vested for our Named Executive Officers. No Named Executive Officers exercised any options in fiscal 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Marc Crossman	450,616	$530,000
Hamish Sandhu	89,633	$108,000
Joseph Dahan	135,791	$149,000
Peter Kim	—	—

Employment Contracts and Termination of Employment and Change in Control Arrangements

Change in Control Provisions

        Mr. Dahan's employment agreement contains certain change in control provisions. These provisions provide him with certain compensation arrangements in the event that a change in control occurs. Prior to its termination in January 2015, Mr. Crossman also had a change in control provision in his employment agreement that would have provided him with certain compensation arrangements in the event a change of control occurred prior to its termination. In addition, our Amended and Restated 2004 Stock Incentive Plan and 2004 Stock Incentive Plan each contain a change in control provision which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees, including our Named Executive Officers, in the event a change in control occurs.

Marc Crossman

        On May 30, 2008, we entered into an Executive Employment Agreement, or the Crossman Employment Agreement, with Mr. Crossman to serve as our President and Chief Executive Officer. Mr. Crossman was previously serving as our President since September 2004 and as our Chief Executive Officer since January 2006 under an employment at-will arrangement.

        On January 19, 2015, our Board of Directors accepted the resignation of Mr. Crossman from his positions. The Board and Mr. Crossman also agreed that Mr. Crossman would become a consultant for a period of twelve (12) months pursuant to a Consulting Agreement. In exchange for a release of all claims related to Mr. Crossman's employment and the provision of consulting services by Mr. Crossman, we have agreed to pay Mr. Crossman the following: (i) payment of $35,775.00 per month for a period of twelve (12) months; (ii) acceleration of the unvested equity awards previously granted to Mr. Crossman; (iii) granted him restricted common stock in the amount of 600,000 shares that vest 1/12th on a monthly basis over the twelve (12) month period; and (iv) agreed to reimburse him for health and dental COBRA payments for a period of twelve (12) months or until he is eligible for coverage under a successor employer's group health plan. Mr. Crossman is subject to confidentiality, non-solicitation and non-competition restrictions for a period of two years following termination of his employment.

        However, under the terms of the Crossman Employment Agreement before his resignation, Mr. Crossman received an annual salary of $429,300 and was entitled to receive other cash and non-cash compensation, including an annual discretionary bonus targeted at 50% of his base salary based upon the achievement of financial and other performance criteria as set forth in the Crossman Employment Agreement, an annual grant of equity compensation pursuant to our stock incentive plans, and life and disability insurance policies paid on his behalf. The Crossman Employment Agreement was effective as of December 1, 2007, the commencement of our 2008 fiscal year, and had an initial term of two years, which automatically renewed for another two year period on December 1, 2009, December 1, 2011 and December 1, 2013, respectively before it was terminated on January 19, 2015.

        In the event that Mr. Crossman's employment would have been terminated by us other than for Cause, terminated by Mr. Crossman for Good Reason, terminated by us within 18 months following a Change in Control and without Cause, or terminated by Mr. Crossman within 18 months following a Change in Control and for Good Reason, Mr. Crossman would have been entitled to certain severance payments and benefits, including an amount equal to 24 months of his prior year's base salary and bonus in exchange for his execution of a release of claims. Mr. Crossman was not entitled to severance benefits if he died during the term of his employment, he was terminated for Cause or due to Disability, he terminated his employment for a reason other than a good reason, or revoked his agreement to release us from any and all claims related to his employment. "Cause" under the Crossman Employment Agreement was defined as: (i) conviction of an offense involving an act of dishonesty, fraud or any other act of moral turpitude, or using alcohol, narcotics or illegal drugs to such an extent that it repeatedly materially adversely affects executive's performance hereunder; (ii) substantial and willful failure to perform specific and lawful written directives of the Board; (iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body that is materially injurious to the financial condition of the company; (iv) conviction of or plea of guilty or nolo contendere to a felony or an act of moral turpitude; or (v) a material breach of the terms and conditions of the employment agreement. "Disability" was defined as executive's incapacity due to physical or mental illness (as determined in good faith by a physician acceptable to the company and executive), (i) absent from the full-time performance of his duties for 120 consecutive days during any 12 month period or (ii) if a physician acceptable to the company and executive advises us that it is likely that executive will be unable to return to the full-time performance of his duties for 120 consecutive days during the succeeding 12 month period. "Good Reason" was defined as: (i) a material breach of the employment agreement by us that is not cured in the applicable time periods; (ii) relocation of the company more than 50 miles from Commerce, California; or (iii) a material reduction in Mr. Crossman's base salary. A "Change in Control" was defined as: (i) a change in the our incumbent directors such that they no longer constitute a majority of the directors; (ii) any person or entity becoming the beneficial owner of 50 percent or more of our combined voting power; (iii) the consummation of a merger, consolidation, share exchange or other corporate transaction involving us that requires the approval of our stockholders where our stockholders as a group no longer own at least 50 percent of the voting power of the surviving corporation or our board members do not constitute a majority of the new board members of the surviving corporation; or (iv) the approval by our stockholders to liquidate or dissolve.

Joseph M. Dahan

        In connection with the completion of a merger between us, our Joe's subsidiary and JD Holdings in October 2007, Mr. Dahan's employment agreement automatically became effective for service as our Creative Director. Under the employment agreement, the initial term of employment was for five years with automatic renewals for successive one year periods thereafter, unless terminated earlier. Mr. Dahan is entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion.

        Under the terms of the employment agreement, we may terminate the employment of Mr. Dahan for Cause or for Mr. Dahan's Disability. "Cause" is defined as: (i) a conviction, plea of guilty or nolo contendere to a felony or a crime of moral turpitude; (ii) a material breach of any provision of the employment agreement that is not cured within 45 days of receipt of written notice of such breach; (iii) the solicitation, persuasion or attempt at persuasion for any employee, consultant, contractor, customer or potential customer to engage in an act prohibited by the employment agreement; or (iv) a violation of any of our policies in our handbook or code of ethics and such violation constitutes a breach of the Code of Ethics or warrants termination. "Disability" is defined as inability to perform duties for 180 consecutive days or shorter periods aggregating 270 days during any 12 month period.

        Should we terminate Mr. Dahan's employment for Cause or Disability, we would only be required to pay him through the date of termination. We may terminate Mr. Dahan's employment without Cause at any time upon two weeks' notice, provided that we pay him the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Mr. Dahan may terminate his employment for Good Reason at any time within 30 days written notice. "Good Reason" is defined as: (i) a material breach of the employment agreement by us that is not cured within 30 days of written notice or (ii) Mr. Dahan's decision to terminate employment at any time after 18 months following a Change in Control. A "Change in Control" is defined as: (i) the sale or disposal of all or substantially all of the assets; (ii) the merger or consolidation with another company provided that our stockholders as a group no longer own at least 50 percent of the voting power of the surviving corporation; (iii) any person or entity becoming the beneficial owner of 50 percent or more of our combined voting power; or (iv) the approval by our stockholders to liquidate or dissolve. In the event that Mr. Dahan terminates his employment for Good Reason, then he will be entitled to the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Further, Mr. Dahan may terminate his employment for any reason upon ten business days' notice and only be entitled to his salary as of the date of termination on a pro rata basis.

        The employment agreement contains customary terms and conditions related to confidentiality of information, ownership by us of all intellectual property, including future designs and trademarks, alternative dispute resolution and Mr. Dahan's duties and responsibilities to us as Creative Director.

        In addition, pursuant to the merger agreement, Mr. Dahan was entitled to, for 120 months following October 25, 2007, irrespective of his employment status, additional contingent consideration payments based upon our achievement of certain gross profit thresholds on sales from our Joe's® brand products. On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 with payments being made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, the total aggregate amount Mr. Dahan will receive is $9,168,000, which will be paid in weekly installments until November 2015. However, as a result of our default under the revolving credit agreement and the term loan credit agreement, we are currently prohibited from making any payments to Mr. Dahan.

Peter Kim

        In connection with the acquisition of Hudson, we have entered into an employment agreement with Peter Kim pursuant to which Mr. Kim serves as the Chief Executive Officer of Hudson. The employment agreement became effective on September 30, 2013 upon completion of the acquisition of Hudson, and has a term of three years. Mr. Kim's initial base salary will be $500,000 per year, and such amount will be reviewed by the Compensation Committee at least annually, provided that the base salary may not be decreased during Mr. Kim's term of employment. In addition to his base salary, Mr. Kim will also be eligible to receive an annual discretionary bonus targeted at 50% of his base salary, based on the satisfaction of criteria and performance standards as established in advance and agreed to by Mr. Kim and the Compensation Committee. The employment agreement also provides Mr. Kim with certain other benefits and the reimbursement of certain expenses.

        In the event of a termination of Mr. Kim's employment for any reason or no reason, we must pay Mr. Kim for (i) his accrued but unpaid base salary through the date of termination, (ii) any accrued but unused vacation time, (iii) any unreimbursed expenses, and (iv) any bonus amounts that have been earned but have not been paid, and any bonus for the period in which termination occurred, prorated for the partial period, any rights under any benefit or equity plan, program or practice, and his rights to indemnification and directors and officers liability insurance.

        In addition, in the event of a termination of Mr. Kim's employment without Cause or in the event that Mr. Kim voluntarily terminates his employment for "Good Reason", we will also be required (i) to make a severance payment to Mr. Kim equal to twelve months of his base salary, payable in twelve monthly installments and (ii) pay for the COBRA premiums (to the extent they exceed applicable active employee rates) on our group medical plan for Mr. Kim and his spouse and dependents for the shorter of the first 12 months of such coverage or his period of COBRA eligibility. Our obligation to provide the foregoing severance benefits is subject to Mr. Kim's execution of a settlement agreement and release. "Cause" is defined as the same as the Crossman Employment Agreement. "Good Reason" is defined as (i) a material breach of the employment agreement by us that is not cured in the applicable time periods; (ii) relocation of the company more than 50 miles from Commerce, California; (iii) requiring Mr. Kim to report to anyone other than the CEO of Joe's; (iv) a material breach by us of any provision of the employment agreement; or (v) a material reduction in Mr. Kim's base salary.

        The employment agreement also contains exclusivity, non-compete and non-solicitation covenants generally prohibiting Mr. Kim from providing services to a competitor during the term of his employment or soliciting employees during the term of his employment and for 12 months following his termination of employment. In addition, the employment agreement mandates that Mr. Kim's confidentiality obligations continue even after his termination of employment.

        Mr. Kim has also entered into a non-competition agreement which also became effective on September 30, 2013 upon completion of the acquisition of Hudson, pursuant to which Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson, that is competitive to us, Hudson or our respective subsidiaries, or to solicit certain personnel for a period of up to three years from the closing of the acquisition.

Hamish Sandhu

        In connection with Mr. Sandhu's appointment as CFO, we entered into a written offer letter whereby Mr. Sandhu agreed to serve as our CFO. Under the terms of the offer letter, Mr. Sandhu's annual base salary was $205,000, which was increased to $255,000 in November 2008 and $280,000 in December 2012. We also agreed to pay the full cost of participation in our health insurance plan for Mr. Sandhu and his family. Notwithstanding anything to the contrary, Mr. Sandhu is an employee at-will and has not entered into an employment agreement with us.

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

Potential Payments Upon Termination or Change in Control

        The following table reflects the amounts that would be paid if a change in control or other termination event occurred on November 30, 2014 and our stock price per share was the closing market price as of that date. The closing market price per share of our common stock on November 30, 2014 was $0.60. However, subsequent to our fiscal year ended November 30, 2014, in January 2015, our Board of Directors accepted the resignation of Mr. Crossman as our President and Chief Executive

Officer and entered into a separate consulting agreement with him that provided him with payments different than those he would have received under his employment agreement.

Termination Scenario (11/30/14)	Marc Crossman	Hamish Sandhu	Joseph Dahan	Peter Kim
Without Cause or for Good Reason(1)(2)
(within 18 months following Change in Control)
Severance pay(1)(a)(2)(a)	$926,000	$—	$317,000	$—
Health benefits continuation(1)(b)(2)(b)	36,000	—	18,000	—
Unvested restricted stock or RSUs(4)	475,382	128,167	172,145	—

Total	$1,437,382	$128,167	$507,145	$—
Without Cause or for Good Reason(1)(2)(3)
(no Change in Control)
Severance pay(1)(a)(2)(a)(3)(a)	$926,000	$—	$317,000	$500,000
Health benefits continuation(1)(b)(2)(b)(3)(b)	36,000	—	18,000	114,000
Unvested restricted stock or RSUs(4)	475,382	128,167	172,145	—

Total	$1,437,382	$128,167	$507,145	$614,000
Change in Control—assuming no termination
Severance pay	$—	$—	$—	$—
Unvested restricted stock or RSUs(4)	475,382	249,938	172,145	—

Total	$475,382	$249,938	$172,145	$—
Without Just Cause, Death or Disability
Unvested restricted stock or RSUs(4)	$475,382	$249,938	$172,145	$—

Total	$475,382	$249,938	$172,145	$—

(1)
See "Employment Contracts and Termination of Employment and Change in Control Arrangements—Joseph M. Dahan" for a further discussion of the terms under which such benefits would be payable for Mr. Dahan.

(a)
Represents the amount of salary at Mr. Dahan's current rate of $300,000 that would have been paid pursuant to his employment agreement from November 30, 2014 until November 30, 2015.

(b)
Represents the anticipated cost of health insurance benefits for a period of one year following termination based upon amounts paid in fiscal 2014 for Mr. Dahan.

(2)
See "Employment Contracts and Termination of Employment and Change in Control Arrangements—Marc Crossman" for a further discussion of the terms under which such benefits would be payable for Mr. Crossman.

(a)
Represents the amount of salary at Mr. Crossman's current rate of $429,300 that would have been paid pursuant to his employment agreement from November 30, 2014 until November 30, 2016.

(b)
Represents the anticipated cost of health insurance benefits for a period of one year following termination based upon amounts paid in fiscal 2014 for Mr. Crossman.

(3)
See "Employment Contracts and Termination of Employment and Change in Control Arrangements—Peter Kim" for a further discussion of the terms under which such benefits would be payable for Mr. Kim.

  (a)
  Represents the amount of salary at Mr. Kim's current rate of $500,000 that would have been paid pursuant to his employment agreement from November 30, 2014 until November 30, 2015.

  (b)
  Represents the anticipated cost of health insurance benefits for a period of one year following termination based upon amounts paid in fiscal 2014 for Mr. Kim.

(4)
See "Employment Contracts and Termination of Employment and Change in Control Arrangements—Amended and Restated 2004 Stock Incentive Plan, 2004 Stock Incentive Plan, Restricted Stock Agreement and Restricted Stock Unit Awards." Represents the fair market value of the acceleration of vesting of all outstanding awards pursuant to the Amended and Restated 2004 Stock Plan, the 2004 Stock Incentive Plan and applicable agreements based upon the closing market price per share of our common stock on November 30, 2014 at $0.60.

Director Compensation

        Historically, our non-employee directors have been compensated for service through an equity grant or on a cash basis. Our non-employee directors are not compensated in any other manner; however, they are reimbursed for travel and business expenses associated with attending our annual meeting if the director's schedule permits such attendance or other in person meetings.

        In February 2014, the Compensation Committee of the Board of Directors approved grants of restricted stock units, or RSUs, with a fair market value of $98,000 to each non-employee director, for which the non-employee director had the option to elect all RSUs or 1/3 of the fair market value in cash and 2/3 in RSUs or the entire award in cash to be paid quarterly. The following non-employee directors each received 65,772 RSUs: Sam Furrow and Suhail Rizvi. The following non-employee directors received 44,067 RSUs and $32,340 in cash: Kent Savage and Joanne Calabrese. Kelly Hoffman received $98,000 as a cash retainer. The RSUs vested and the cash amounts were paid on a quarterly basis over the course of the 12 months subsequent to the grant. This amount was determined based upon the prior year's payment with a usual and customary increase.

Board of Director Fees
	Issued for 2014
Name	Fees earned or paid in cash	Stock Awards(1)	Total
Sam Furrow	$—	$98,000	$98,000
Suhail Rizvi	—	98,000	98,000
Kent Savage	32,340	65,660	98,000
Joanne Calabrese	32,340	65,660	98,000
Kelly Hoffman	98,000	—	98,000

	$162,681	$327,320	$490,000

(1)
Represents 65,772 or 44,067 RSUs granted to our non-employee directors on February 27, 2014 pursuant to the Amended Stock Incentive Plan and reflects the dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance with ASC 718. The RSUs vested on a quarterly basis over a 12 month period with the first tranche vesting on May 27, 2014. For a discussion on the assumptions made regarding the valuation of the stock awards, please see "Notes to Consolidated Financial Statements—Note 7—Stockholders' Equity—Stock Incentive Plans."

        Members of our Board of Directors who are employees receive no additional compensation for service as members of our Board of Directors. Members of our Board of Directors who also serve on one or more committees of our Board of Directors do not receive any additional compensation for such service.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2014, the Compensation Committee was comprised of Messrs. Hoffman and Savage and Ms. Calabrese. The Compensation Committee is responsible for determining the salaries and incentive compensation of our executive officers and for providing recommendations for the salaries and incentive compensation of all other employees and consultants. The Compensation Committee also administers our benefit plans, including the Amended and Restated 2004 Stock Incentive Plan. Mr. Hoffman serves as Chairman of the Compensation Committee. None of our past or current members of the Compensation Committee has served as an executive officer or employee of us or any of our subsidiaries.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

        The following table provides information as of March 30, 2015 concerning beneficial ownership, as that term is defined in Rule 13d-3 of the Exchange Act, of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned.

        Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 69,833,890 shares outstanding (excluding treasury shares) as of March 30, 2015. The address for the officers and directors is our corporate office located at 2340 South Eastern Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Samuel J. (Sam) Furrow	1,051,214	(1)	1.50%
Chairman of Board of Directors and Interim Chief Executive Officer
Marc B. Crossman	2,738,009	(2)	3.92%
Former Chief Executive Officer, President and Director
Samuel Joseph (Jay) Furrow	334,971	(3)	*
Former Interim Chief Executive Officer
Hamish Sandhu	66,226		*
Chief Financial Officer
Joseph M. Dahan	11,982,280		17.16%
Creative Director and Director
Peter Kim	0		*
Chief Executive Officer of Hudson and Former Director
Joanne Calabrese	135,392		*
Director
Kelly Hoffman	50,000	(4)	*
Director
Suhail R. Rizvi	258,602	(5)	*
Director
Kent Savage	364,593	(6)	*
Director
All directors and executive officers, as a group (10 persons)	16,981,287		24.14%

*
Represents beneficial ownership of less than 1%.

(1)
Includes: (i) 985,914 shares held for the personal account of Mr. Furrow; (ii) 15,300 shares held for the account of Mr. Furrow's spouse; and (iii) 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options. Mr. Furrow disclaims beneficial ownership of shares held for the account of his spouse. Mr. Furrow has pledged under the terms of certain loan agreements and lines of credit an aggregate of 900,141 shares of common stock held in his personal account.

(2)
Includes: (i) 2,688,009 shares held for Mr. Crossman's personal account, including 600,000 shares of restricted common stock which vest ratably as follows: 1/12th on February 19, 2015in equal monthly installments thereafter until fully vested on January 19, 2016; and (ii) 50,000 shares held for the accounts in trust for Mr. Crossman's minor children, for which Mr. Crossman's father is the trustee. Mr. Crossman disclaims beneficial ownership of shares held for the accounts in trust for his minor children.

(3)
Includes: (i) 71,638 shares held for the personal account of Mr. Furrow; and (ii) 263,333 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options.

(4)
Includes 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Hoffman's personal account.

(5)
Includes 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Rizvi's personal account.

(6)
Includes: (i) 10,250 shares held for the account of Savage Interests LP, a limited partnership in which Mr. Savage and his spouse are limited partners; and (ii) 150,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Savage's personal account. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP.

Equity Compensation Plan Information

        The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 30, 2014, which includes our Amended and Restated 2004 Stock Incentive Plan and our 2004 Stock Incentive Plan. We stopped granting options under our 2004 Stock Incentive Plan after the adoption and approval of our Amended and Restated 2004 Stock Incentive Plan on October 26, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)
Amended and Restated Stock Incentive Plan	—	$—	3,085,935
2004 Incentive Plan	550,000	$5.02	N/A	(2)

	550,000	$5.02	3,085,935

(1)
See "Amended and Restated 2004 Stock Incentive Plan" and "2004 Stock Incentive Plan" described in "Notes to Consolidated Financial Statements—Note 11—Stockholders' Equity—Stock Incentive Plans" for a further description of our equity compensation plans.

(2)
While there are shares available, we no longer grant options under our 2004 Stock Incentive Plan since the adoption and approval of our Amended and Restated 2004 Stock Incentive Plan on October 26, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Our Audit Committee charter provides that that all transactions between us and persons or entities affiliated with our officers, directors or principal common stockholders must be approved by our Audit Committee. We believe that this policy requiring that any material transaction between us and such related parties be approved by our Audit Committee ensures that such transactions are on terms no less favorable to us than reasonably could have been obtained in arms' length transactions with independent third parties. For fiscal 2014, our related party transactions, all of which were previously approved by our Audit Committee, are described below.

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

Ambre Dahan

        In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Dahan, for design director services that paid her $175,000 per annum on a bi-weekly basis. For the fiscal year ended 2014, we paid Ms. Dahan $175,000 under this arrangement. This arrangement was terminated effective as of November 17, 2014. Mr. Dahan is not a party to this arrangement, and we do not consider this arrangement material to us.

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

Peter Kim

        We have entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim in connection with the acquisition of Hudson. See "Notes to Consolidated Financial Statement—Note 3—Acquisition of Hudson" and "Notes to Consolidated Financial Statement—Note 8—Debt" for a further discussion of those agreements.

Employment Agreements with Officers and Directors

        We have entered into employment agreements with Marc Crossman, our former President and Chief Executive Officer, Joe Dahan, our Creative Director and Peter Kim, our Chief Executive Office of our Hudson subsidiary. Mr. Dahan is also a member of our Board of Directors and Mr. Kim was previously a member of our Board of Directors until February 2015. See "Item 11—Employment Contracts and Termination of Employment and Change in Control Arrangements" for a further discussion of these agreements.

Director Independence

        Currently, the following members of our Board of Directors are considered "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC:

  •
  Joanne Calabrese;

  •
  Kelly Hoffman;

  •
  Suhail Rizvi; and

  •
  Kent Savage.

        In making its determination that the foregoing directors are independent, the Board of Directors considered all relevant facts and circumstances. There are no current transactions with members of the Board of Directors that needed to be considered for any impact on the respective member's independence. We do not have any past or present members serving on our Audit Committee, Compensation Committee and Nominating and Governance Committee that are not considered to be independent based on the applicable rules of NASDAQ and the SEC.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        In October 2014, our Audit Committee approved the engagement of Moss Adams LLP, or Moss Adams, as our independent registered public accounting firm for the year ended November 30, 2014 and dismissed Ernst &Young LLP, or E&Y, our previous independent registered public accounting firm for the first three quarters of fiscal 2014 and all of fiscal 2013. For the fiscal years ended November 30, 2014 and 2013, E&Y billed the approximate fees as described below.

Audit Fees

        Fees for audit services totaled approximately $395,000 for the fiscal year ended November 30, 2014 and $600,000 for the fiscal year ended November 30, 2013, including fees associated with the annual audit and reviews of our quarterly reports on Form 10-Q and beginning in October of fiscal 2013, included the additional scope of work due to the acquisition of Hudson as our subsidiary.

Audit-Related Fees

        Fees for audit-related services totaled approximately $57,000 for the fiscal year ended November 30, 2014 and $354,000 for the fiscal year ended November 30, 2013 and included fees associated with the acquisition of Hudson as our subsidiary.

Tax Fees

        There were no fees for tax services, including tax compliance and return preparation, tax advice, and tax planning and tax matters for the fiscal year ended November 30, 2014 and such fees totaled $464,000 for the fiscal year ended November 30, 2013.

All Other Fees

        There were no other fees for the fiscal years ended November 30, 2014 and 2013.

        Since Moss Adam's engagement in October 2014 and for the fiscal year ended November 30, 2014, Moss Adams billed the approximate fees as described below.

Audit Fees

        Fees for audit services totaled approximately $375,000 for the year ended November 30, 2014, including fees associated with the annual audit.

Audit-Related Fees

        There were no fees for audit-related services for the fiscal year ended November 30, 2014.

Tax Fees

        Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning and tax matters, totaled approximately $57,500 for the fiscal year ended November 30, 2014.

All Other Fees

        There were no other fees for the fiscal year ended November 30, 2014.

        The Audit Committee has adopted a policy which requires the Audit Committee's pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor's independence. The Audit Committee approves such services on an on-going basis prior to the incurrence of any such audit and non- audit services. The Audit Committee pre-approved all of the audit and non-audit services rendered by E&Y and Moss Adams listed above.

        The Audit Committee has determined that the services provided by E&Y and Moss Adams were compatible with maintaining both E&Y's and Moss Adams' independence.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

        Part IV of the Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a)
3.  Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith
32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2015	JOE'S JEANS INC.
	By:	/s/ SAMUEL J. FURROW Samuel J. Furrow Interim Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

QuickLinks

PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION COMMITTEE REPORT
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SIGNATURES