Form 10-Q
period 2015-02-28
JOE'S JEANS INC.
filed 2015-04-09
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 9, 2015 was 69,833,890.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                                                         Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 28, 2015	November 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,080	$1,054
Accounts receivable, net	1,596	2,588
Factored accounts receivable, net	20,870	30,421
Inventories, net	58,124	61,319
Deferred income taxes, net	1,509	6,065
Prepaid expenses and other current assets	1,697	1,672
Total current assets	84,876	103,119

Property and equipment, net	4,870	5,040
Goodwill	12,230	12,230
Intangible assets	80,190	80,773
Deferred financing costs	1,506	1,611
Other assets	1,135	1,176

Total assets	$184,807	$203,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,070	$23,331
Buy-out payable	3,277	3,277
Short term borrowings	23,772	31,338
Short term debt	59,063	59,003
Total current liabilities	108,182	116,949

Convertible notes	25,409	24,733
Deferred income taxes, net	27,690	17,765
Deferred rent	2,933	2,862
Other liabilities	643	643
Total liabilities	164,857	162,952

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 70,668 shares issued and 69,834 outstanding (2015) and 69,822 shares issued and 69,298 outstanding (2014)	7,069	6,984
Additional paid-in capital	111,590	111,010
Accumulated deficit	(95,274)	(73,679)
Treasury stock, 834 shares (2015), 524 shares (2014)	(3,435)	(3,318)
Total stockholders’ equity	19,950	40,997

Total liabilities and stockholders’ equity	$184,807	$203,949

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three months ended
	February 28, 2015	February 28, 2014
	(unaudited)
Net sales	$43,017	$47,344
Cost of goods sold	24,918	25,859
Gross profit	18,099	21,485

Operating expenses
Selling, general and administrative	20,321	18,952
Depreciation and amortization	1,012	1,227
	21,333	20,179
Operating income (loss)	(3,234)	1,306
Interest expense	3,884	3,321
Other expense	—	2,550
Loss before provision for taxes	(7,118)	(4,565)
Income tax expense (benefit)	14,477	(2,387)
Net loss and comprehensive loss	$(21,595)	$(2,178)

Loss per common share - basic	$(0.31)	$(0.03)

Loss per common share - diluted	$(0.31)	$(0.03)

Weighted average shares outstanding
Basic	68,919	67,938
Diluted	68,919	67,938

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	February 28, 2015	February 28, 2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$8,019	$2,409

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(259)	(135)
Net cash used in investing activities	(259)	(135)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	(7,566)	(2,267)
Repayment of term loan	—	(15)
Stock repurchase	(117)	(227)
Payment of taxes on restricted stock units	(51)	(201)
Net cash used in financing activities	(7,734)	(2,710)

NET CHANGE IN CASH AND CASH EQUIVALENTS	26	(436)

CASH AND CASH EQUIVALENTS, at beginning of period	1,054	785

CASH AND CASH EQUIVALENTS, at end of period	$1,080	$349

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2013	68,878	$6,890	$107,933	$(45,963)	$(3,091)	$65,769
Net loss and comprehensive loss (unaudited)	—	—	—	(2,178)	—	(2,178)
Stock repurchase (unaudited)	—	—	—	—	(227)	(227)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	34	—	—	34
Issuance of restricted stock (unaudited)	582	58	(58)	—	—	—
Balance, February 28, 2014 (unaudited)	69,460	$6,948	$107,909	$(48,141)	$(3,318)	$63,398

Balance, November 30, 2014	69,822	$6,984	$111,010	$(73,679)	$(3,318)	$40,997
Net loss and comprehensive loss (unaudited)	—	—	—	(21,595)	—	(21,595)
Stock repurchase (unaudited)	—	—	—	—	(117)	(117)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	665	—	—	665
Issuance of restricted common stock (unaudited)	846	85	(85)	—	—	—
Balance, February 28, 2015 (unaudited)	70,668	$7,069	$111,590	$(95,274)	$(3,435)	$19,950

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Joe’s® and Hudson®. Our primary current operating subsidiaries are Joe’s Jeans Subsidiary, Inc., or Joe’s Jeans Subsidiary and Hudson Clothing, LLC, or Hudson. In addition, we have other subsidiaries, including Joe’s Jeans Retail Subsidiary, Inc., Innovo West Sales, Inc., Hudson Clothing Holdings, Inc. and HC Acquisition Holding, Inc. All significant inter-company transactions have been eliminated. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.

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

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly-owned subsidiaries, for the three months ended February 28, 2015 and 2014 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2014 contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, or the Annual Report.  Our fiscal year end is November 30. Each fiscal year, as presented, is 52 weeks.

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

On November 6, 2014, we received an initial notice of default and event of default and demand for payment of default interest under the term loan credit facility for violating certain financial and maintenance covenants. As of February 28, 2015, we were not in compliance with the covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default occurred because the minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300 (ii) October 31, 2014 of $22,991,900 and (iii) November 30, 2014 of $23,417,800 have not been met. In addition, as of February 28, 2015, the (i) minimum fixed charge coverage ratio of 1.09x had not been met; (ii) the maximum leverage ratio of 3.21x had not been met; and (iii) the financial plan and forecast for 2015 had not been timely delivered. As a result of the events of default under the term loan credit agreement, this also triggered a default and an event of default under the terms of the revolving credit agreement. Both lenders have reserved their respective rights to exercise any and all remedies available to them under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan credit agreement and the revolving credit agreement, we also became in default of our subordinated convertible notes issued to the former equity owners of Hudson. Under the terms of the revolving credit and term loan credit agreements, we are prohibited from making any payments under the subordinated convertible notes, but we are accruing interest on the convertible notes at the default rate. We are also prohibited from making earn-out payments to our creative director, Mr. Dahan under his buy-out agreement. On February 10, 2015, we received second notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest under the term loan credit agreement and revolving credit agreement from both Garrison Loan Agency Service LLC, or Garrison, and CIT Commercial Services, Inc., a unit of CIT Group, or CIT.

In connection with the terms of the revolving and term loan credit agreements, certain restrictions were placed on our ability to incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay indebtedness and make capital expenditures. In addition, all of our assets, including trademarks, secured our obligations under the revolving and term loan credit agreements.

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

While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring all other alternatives for other sources of capital for ongoing cash needs, including a sale of assets or the company, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist us as we explore all strategic and financing alternatives to resolve the defaults and events of default, including the engagement of a chief restructuring advisor to assist us with our day-to-day operational needs. We are currently in discussions with our creditors under both the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness.

As of February 28, 2015, our cash balance was $1,080,000, our term loan had a balance of $59,063,000 and our cash availability with CIT was approximately $11,588,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. As of February 28, 2015, our revolving credit facility had an outstanding balance of $23,772,000.

As a result of the aforementioned defaults and events of default, Moss Adams LLP, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements for the year ended November 30, 2014 and three months ended February 28, 2015 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed in the previous paragraphs, we face various uncertainties that raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 —ADOPTION OF ACCOUNTING PRINCIPLES

In May 2014, the Financial Accounting Standards Board, or FASB, issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC amendments. The ASC amendments establish new requirements for management to evaluate a company’s ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

NOTE 3 — FACTORED ACCOUNTS AND RECEIVABLES

Factored accounts and receivables consist of the following (in thousands):

	February 28, 2015	November 30, 2014
Non-recourse receivables assigned to factor	$23,452	$30,811
Client recourse receivables	4,269	7,878
Total receivables assigned to factor	27,721	38,689

Allowance for customer credits	(6,851)	(8,268)
Factor accounts receivable, net of allowances	$20,870	$30,421

Non-factored accounts receivable	$3,092	$4,264
Allowance for customer credits	(791)	(929)
Allowance for doubtful accounts	(705)	(747)
Accounts receivable, net of allowance	$1,596	$2,588

Of the total amount of receivables sold by us as of February 28, 2015 and November 30, 2014, we hold the risk of payment of $4,269,000 and $7,878,000, respectively, in the event of non-payment by the customers.

CIT Commercial Services Amended and Restated Factoring Agreement

On September 30, 2013, we entered into an amended and restated factoring agreement, or the Amended and Restated Factoring Agreement, with CIT, which replaced all prior agreements relating to factoring and inventory security. The Amended and Restated Factoring Agreement provides that we sell and assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. We will pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The Amended and Restated Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter. The Amended and Restated Factoring Agreement remains effective until it is terminated.

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

As of February 28, 2015, our cash balance was $1,080,000 and our borrowing base cash availability with CIT was approximately $11,588,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  See also “Note 13 — Debt” for a further discussion of our debt arrangements with CIT and other lenders.

NOTE 4 — INVENTORIES, NET

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	February 28, 2015	November 30, 2014

Finished goods	$37,986	$40,064
Finished goods consigned to others	1,131	1,089
Work in progress	4,079	4,424
Raw materials	18,557	19,408
	61,753	64,985
Less allowance for obsolescence and slow moving items	(3,629)	(3,666)
	$58,124	$61,319

NOTE 5 — LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

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

In the third and fourth quarter of fiscal 2014, we recorded store impairment charge of $840,000 related to six of our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

We evaluate goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill.

We review our other indefinite-lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept.

Our annual impairment testing date is September 30 of each year. Based on our under-performance in the fourth quarter of fiscal 2014, we determined that it was appropriate to perform an impairment testing as of November 30, 2014. Based on our testing we determined that the goodwill allocated to our Hudson wholesale reporting unit was impaired by $23,585,000, and there was no impairment of our other indefinite-lived intangible assets.  As of February 28, 2015, we also determined that a triggering event had occurred due to the decline in our market capitalization and tested our goodwill and other indefinite-lived assets for impairment and determined that there was no impairment.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

On February 18, 2013, we entered into a new agreement with Mr. Dahan that fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement at $9,168,000 through weekly installment payments beginning on February 22, 2013 until November 27, 2015. In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement. This amount represented the net present value of the total fixed amount that Mr. Dahan would receive. The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan. On September 30, 2013, in connection with entry into new credit facilities relating to the acquisition of Hudson, Mr. Dahan, CIT, Garrison and all of our loan parties entered into an earn out subordination agreement, which provides, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with the our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility. We are permitted to make certain amounts of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the revolving credit agreement or the term loan credit agreement. As a result of our default under the revolving credit agreement or the term loan credit agreement, we are currently prohibited from making any payments to Mr. Dahan.

See “Note 10 — Commitments and Contingencies - Contingent Consideration Payments, Buy Out Agreement and Earnout Subordination Agreement” for a further discussion on these agreements with Mr. Dahan.

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Dahan, for design director services that paid her $175,000 per annum on a bi-weekly basis. For the three months ended February 28, 2015 and 2014, we paid Ms. Dahan $0 and $47,000, respectively, under this arrangement. This arrangement was terminated effective as of November 17, 2014.

Albert Dahan

In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three months ended February 28, 2015 and 2014, we recognized $13,000 and $248,000, respectively, in royalty income under the license agreement.

Peter Kim

We have entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, Chief Executive Officer of our Hudson subsidiary, in connection with the acquisition of Hudson.  See “Note 12 — Acquisition of Hudson” and “Note 13 — Debt” for a further discussion of those agreements.

Employment Agreements with Officers and Directors

We have entered into employment agreements with Marc Crossman, our former President and Chief Executive Officer, Joe Dahan, our Creative Director and Peter Kim, our Chief Executive Office of our Hudson subsidiary. Mr. Dahan is also a member of our Board of Directors.

Marc Crossman

On May 30, 2008, we entered into an employment agreement with Mr. Crossman to serve as our President and Chief Executive Officer. The employment agreement was effective as of December 1, 2007, the commencement of our 2008 fiscal year, had an initial term of two years and automatically renewed for additional two year periods on December 1, 2009, December 1, 2011 and December 1, 2013, respectively. The employment agreement continues to automatically renew for additional two year periods if neither we nor Mr. Crossman provides 180 days’ advanced notice of non-renewal prior to the end of the term or upon the occurrence of a change in control. Under the employment agreement, Mr. Crossman is entitled to an annual salary of $429,300, an annual discretionary bonus targeted at 50 percent of his base salary based upon the achievement of financial and other performance criteria that the Compensation and Stock Option Committee of the Board of Directors, or Compensation Committee, may deem appropriate in its sole and absolute discretion, an annual grant of equity compensation pursuant to our stock incentive plans, life and disability insurance policies paid on his behalf and other discretionary benefits that the Compensation Committee may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to two years if terminated under certain circumstances.

On January 19, 2015, our Board of Directors accepted the resignation of Mr. Crossman. The Board and Mr. Crossman also agreed that Mr. Crossman would become a consultant for a period of twelve (12) months pursuant to a consulting agreement. In exchange for a release of all claims related to Mr. Crossman’s employment and the provision of consulting services by Mr. Crossman, we have agreed to pay Mr. Crossman the following: (i) payment of $35,775 per month for a period of twelve (12) months; (ii) acceleration of the unvested equity awards previously granted to Mr. Crossman; (iii) granted him restricted common stock in the amount of 600,000 shares that vest 1/12th on a monthly basis over the twelve (12) month period; and (iv) agreed to reimburse him for health and dental COBRA payments for a period of twelve (12) months or until he is eligible for coverage under a successor employer’s group health plan.

Joe Dahan

On October 25, 2007, we entered into an employment agreement for Mr. Dahan to serve as Creative Director for the Joe’s brand. The initial term of employment was for five years, or until October 25, 2012, and then automatically renewed for successive one year periods unless terminated earlier in accordance with the agreement. Under the employment agreement, Mr. Dahan is entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.

Peter Kim

On September 30, 2013, we entered into an employment agreement with Mr. Kim to serve as Chief Executive Officer of our Hudson subsidiary for a term of three years. Under the employment agreement, Mr. Kim is entitled to a base salary of $500,000 per year and is also eligible to receive an annual discretionary bonus targeted at 50 percent of his base salary, based on the satisfaction of criteria and performance standards as established in advance and agreed to by Mr. Kim and the Compensation Committee. Mr. Kim is also entitled to other discretionary benefits that the Compensation Committee may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.

NOTE 7 — EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding options, shares issuable upon the assumed conversion of convertible notes, restricted stock and unvested restricted stock units, or RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	February 28, 2015	February 28, 2014
Basic loss per share computation:
Numerator:
Net loss and comprehensive loss	$(21,595)	$(2,178)
Denominator:
Weighted average common shares outstanding	68,919	67,938
Loss per common share - basic
Net loss and comprehensive loss	$(0.31)	$(0.03)

Diluted loss per share computation:
Numerator:
Net loss and comprehensive loss	$(21,595)	$(2,178)
Denominator:
Weighted average common shares outstanding	68,919	67,938
Effect of dilutive securities:
Restricted shares, RSU’s, convertible securities and options	—	—
Dilutive potential common shares	68,919	67,938

Loss per common share - dilutive
Net loss and comprehensive loss	$(0.31)	$(0.03)

For the three months ended February 28, 2015, and 2014, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 20,518,875 and 21,340,377, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of February 28, 2015, shares reserved for future issuance include (i) 563,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 667,169 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 2,570,771 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan; and (iv) 18,845,296 shares of common stock issuable pursuant to the convertible notes.

NOTE 8 — INCOME TAXES

We utilize the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification, or ASC, 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates.  For interim periods, the income tax provision is calculated using an estimated annual effective tax rate based upon projected annual income, permanent items, discrete items and statutory rates in states in which we operate.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance.  Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC 740. Pursuant to ASC 740, we excluded the deferred income tax liabilities associated with identified indefinite long lived intangible assets as a source of income. For the first quarter of fiscal 2015, based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets, as of November 30, 2014, with the exception of certain deferred taxes associated with separate filing states for Hudson, will not be realized. For the first quarter of fiscal 2015, the valuation allowance associated with deferred taxes as of November 30, 2014, increased by $14,481,000.  Based on our prior assessment for fiscal 2014, 2013, and 2012, we had determined that the deferred tax assets were more likely than not to be realized with the exception of a valuation allowance of $640,000, $342,000 and $0, respectively, that was recorded against a state net operating loss deferred tax asset. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of February 28, 2015. Due to a review of operating performance for the quarter and a change in business strategy, which included the disposal of certain assets that have a fair value in excess of tax basis, we increased our valuation allowance by $14,481,000 as of February 28, 2015. In calculating the amount of deferred tax assets subject to a valuation allowance, we have excluded the deferred tax liabilities associated with our trademarks from that amount.  These intangible assets have an indefinite life and therefore, we cannot expect that the associated deferred tax liabilities will reverse over the same periods as our other net deferred tax assets.

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2011 and 2010, respectively.  We are currently not undergoing any examinations.

We had net operating loss carryforwards of $25,067,000 at the end of fiscal 2014 for federal tax purposes that will expire from fiscal 2019 through 2034.  We also had $19,874,000 of net operating loss carryforwards available for California, which begin to expire from fiscal 2015 through fiscal 2034.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

On June 3, 2004, we adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and in October 2011, we adopted an Amended and Restated 2004 Stock Incentive Plan, or the Restated Plan, to update it with respect to certain provisions and changes in the tax code since its original adoption.   Under the Restated Plan, the number of shares authorized for issuance is 6,825,000 shares of common stock.  After the adoption of the Restated Plan in October 2011, we no longer grant awards pursuant to the 2004 Incentive Plan; however, it remains in effect for awards outstanding as of the adoption of the Restated Plan.  Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The Restated Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or our Compensation Committee.  The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and RSUs to our officers, directors and employees pursuant to our various plans.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us.   On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of February 28, 2015, 2,570,771 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2014, there was a total of $716,000 and $235,000 of stock based compensation expense recognized during the three months ended February 28, 2015 and 2014, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the first quarter of fiscal 2015 (in actual amounts) for service as a member:

	February 28, 2015
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares issued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—
2014	219,678
2015	—

Exercise prices for all options outstanding as of February 28, 2015 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$0.38	13,333	9.9
$1.02	100,000	1.0
$5.91	450,000	0.3

	563,333	0.6

The following table summarizes stock option activity by plan for the three months ended February 28, 2015 and 2014 (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	Amended and Restated 2004 Stock Incentive Plan

Outstanding at November 30, 2014	550,000	550,000	—
Granted	40,000	—	40,000
Exercised	—	—	—
Forfeited / Expired	(26,667)	—	(26,667)
Outstanding and exercisable at February 28, 2015	563,333	550,000	13,333

Outstanding at November 30, 2013	775,000	775,000	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at February 28, 2014	775,000	775,000	—

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2014	550,000	$5.03
Granted	40,000	0.38
Exercised	—	—
Expired	—	—
Forfeited	(26,667)	0.38	—	—
Outstanding and exercisable at February 28, 2015	563,333	$4.91	0.6	$—

Weighted average per option fair value of options granted during the year		$0.38

Outstanding at November 30, 2013	775,000	$4.03
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 28, 2014	775,000	$4.03	1.1	$39,000

Weighted average per option fair value of options granted during the year		N/A

As of February 28, 2015, there was $786,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2014 and November 30, 2013, and changes during the three months ended February 28, 2015 and 2014, are presented below (in actual amounts):

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2014	792,303	1,033,851	1,826,154	$1.08	$1.00
Granted	600,000	—	600,000	0.37	—
Issued	(842,303)	(246,372)	(1,088,675)	1.04	1.09
Cancelled	—	(119,485)	(119,485)	—	0.97
Forfeited	—	(825)	(825)	—	0.70
Outstanding at February 28, 2015	550,000	667,169	1,217,169	$0.37	$0.98

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93
Granted	288,121	362,242	650,363	1.49	1.49
Issued	(450,616)	(293,480)	(744,096)	0.95	0.98
Cancelled	—	(184,766)	(184,766)	—	0.98
Forfeited	—	—	—	—	—
Outstanding at February 28, 2014	792,303	1,545,326	2,337,629	$1.08	$1.04

In the three months ended February 28, 2015, we did not grant any shares of RSUs and granted 40,000 options to purchase shares of our common stock and 600,000 shares of restricted stock.  In the three months ended February 28, 2015, we (i) issued 1,088,675 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of RSUs, (ii) withheld, canceled or forfeited 120,310 RSUs, and (iii) retired into treasury 309,842 shares of restricted stock.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

Operating Leases

We lease retail store locations and our corporate offices and warehouse under operating lease agreements expiring on various dates through 2024 or 3 to 10 years from the rent commencement date.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses.  Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6 percent to 8 percent, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

As of February 28, 2015, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2015	Remainder of the year	$5,955
2016		7,815
2017		7,796
2018		7,624
2019		5,685
Thereafter		11,133
		$46,008

Convertible Notes, Promissory Tax Notes, Revolving Credit Facility and Term Loan Credit Facility

See “Note 13 — Debt” for a further discussion on the commitments related to the acquisition of Hudson which included the issuance of the convertible notes, the tax notes, the revolving credit facility and the term loan credit facility.

NOTE 11 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended
	(dollar values in thousands)
	February 28, 2015	February 28, 2014

Net sales:
Wholesale	$35,461	$39,615
Retail	7,556	7,729
	$43,017	$47,344

Gross profit:
Wholesale	$13,275	$16,760
Retail	4,824	4,725
	$18,099	$21,485

Operating (loss) income:
Wholesale	$7,792	$10,371
Retail	(607)	(988)
Corporate and other	(10,419)	(8,077)
	$(3,234)	$1,306

Capital expenditures:
Wholesale	$240	$—
Retail	—	27
Corporate and other	19	108
	$259	$135

Total assets:
Wholesale	$82,027	$91,218
Retail	10,058	10,891
Corporate and other	92,722	118,906
	$184,807	$221,015

NOTE 12 - ACQUISITION OF HUDSON

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

In addition, in connection with the acquisition, we, along with all of our subsidiaries entered into: (i) a revolving credit agreement with CIT as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto, and (ii) a term loan credit agreement with Garrison, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto. In addition, we entered into an amended and restated factoring agreement with CIT that amends and restates our existing factoring agreement. See “Note 13 — Debt” for a description of our debt arrangements.

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

NOTE 13 - DEBT

The five-year payment schedule of our term debt and convertible notes is as follows (in thousands):

	Payments due by period
	(in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
Short term debt	$59,063	$59,063	$—	$—	$—	$—	$—
Convertible notes	33,545	—	—	—	—	33,545	—
	$92,608	$59,063	$—	$—	$—	$33,545	$—

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

The following table (in thousands) is a summary of the recorded value of the convertible note as of February 28, 2015. The value of the convertible note reflects the present value of the contractual cash flows from the convertible notes and resulted in an original issue discount of $10,490,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Balance
February 28, 2015
Convertible notes - Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)
Convertible notes recorded value on issue date	21,955
Accumulated accretion of debt discounts	2,354
PIK interest paid	1,100
Convertible notes value	25,409

The following table (in thousands) is a summary of our total interest expense as follows:

	Three months ended
	February 28, 2015	February 28, 2014
Contractual coupon interest	$3,268	$2,752
Amortization of discount and deferred financing costs	616	569
Total interest expense	$3,884	$3,321

Promissory Notes

In connection with the acquisition of Hudson, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest that were paid on April 1, 2014 to certain option holders of Hudson.

Revolving Credit Agreement

The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts receivable and eligible inventory minus reserves imposed by CIT. The revolving facility also provides for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit. Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition of Hudson and fees and expenses associated with the acquisition of Hudson. As of February 28, 2015, $23,772,000 was outstanding under our revolving credit facility and cash availability of approximately $11,588,000.

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

Advances under the revolving facility are in the form of either base rate loans or LIBOR rate loans. The interest rate for base rate loans under the revolving A commitment fluctuates and is equal to (x) the Alternate Base Rate, which is the greatest of (a) the JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50 percent; and (c) the 90-Day LIBO Rate, which is the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under “Money Rates,” plus 1 percent, in each case, plus (y) 1.5 percent. The interest rate for LIBOR rate loans under the revolving A commitment is equal to the 90-Day LIBO Rate per annum plus 2.5 percent. The interest rate for base rate loans and LIBOR rate loans under the revolving A-1 commitment is equal to (i) Alternate Base Rate plus 2.5 percent and (ii) the 90-Day LIBO Rate plus 3.5 percent, respectively. Interest on the revolving facility is payable on the first day of each calendar month and the maturity date. In addition, because we are in default under the revolving credit facility, we are paying an additional one percent interest under the default rate.  Our average interest rate, including the default rate, is approximately 3.5 percent.  Among other fees, we pay a commitment fee of 0.25 percent per annum (due quarterly) on the average daily amount of the unused revolving commitment under the revolving facility. We also pay fees with respect to any letters of credit.

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

As of February 28, 2015, we were not in compliance with certain covenants under the revolving credit agreement as a result of an event of default under the term loan credit agreement. In addition, as of November 30, 2014, we were out of compliance with the minimum fixed charge coverage ratio of 1.09x and had failed to timely deliver the financial plan and forecast for 2015.  As of February 28, 2015, the (i) fixed charge coverage ratio of 1.15x; and (ii) leverage ratio of 3.00x were also not met.

Term Loan Credit Agreement

The term loan credit agreement entered into with Garrison provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013. The term loan proceeds were used to finance a portion of the consideration for the acquisition of Hudson, to pay fees and expenses associated with the acquisition and for working capital needs and other general corporate purposes.

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

The interest rate for the term loan fluctuates and is equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest is payable on the first day of each calendar month and the maturity date. In addition, because we are in default under the term loan agreement, we are paying an additional two percent interest under the default rate. Our average interest rate, including the default rate, is approximately 14 percent.

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

In addition, the term loan credit agreement also requires us to maintain: (a) (i) at all times, availability under the revolving credit facility of not less than $5,000,000; and (ii) at all times as tested on each date that a borrowing certificate is delivered, the sum of availability under the revolving credit facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; (b) a minimum fixed charge coverage ratio; (c) a minimum EBITDA; and (d) a leverage ratio not more than the maximum leverage coverage ratio as set forth in the term loan credit agreement.

As of February 28, 2015, we were not compliance with certain covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default has occurred. The minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300 and (ii) October 31, 2014 of $22,991,900 and (iii) November 30, 2014 of $23,417,800 were not met. In addition, as of November 30, 2014, we were out of compliance with the (i) minimum fixed charge coverage ratio of 1.09x; and (ii) the maximum leverage ratio of 3.21x. As of February 28, 2015, the (i) fixed charge coverage ratio of 1.15x; and (ii) leverage ratio of 3.00x were also not met.  As a result of being out of compliance with these covenants, the term loan debt has been classified as current on the balance sheet.

Amended and Restated Factoring Agreement

See “Note 3 — Factored Accounts and Receivables” for a discussion of our Amended and Restated Factoring Agreement.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, the risk that we are in default of our financing agreements entered into in connection with the acquisition of Hudson Clothing Holdings, Inc. and its subsidiaries, or collectively Hudson, and that if we are unable to secure a resolution, which could restrict our ability to operate as a going concern or cause us to become bankrupt or insolvent; the risk that we incurred substantial indebtedness to finance the acquisition of Hudson, and it may be necessary to refinance or extend our indebtedness, which may decrease our business flexibility and adversely affect our financial results; the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements; the risk that our auditors have reported that there are substantial doubts as to our ability to continue as a going concern; the risk that the resignation of our president and chief executive officer, the appointment of our interim chief executive officer, and any potential search for, and appointment of, a long term chief executive officer could have a material adverse impact on our business; the risk that we are currently not in compliance with The Nasdaq Stock Market LLC’s, or Nasdaq, continued listing requirements, which may cause us to be delisted; the risk that we incurred and may continue to incur significant transaction and acquisition related costs in connection with the acquisition and integration of Hudson into our business plan; the risk that our existing stockholders may be diluted if we choose to settle the convertible notes by issuing shares of our common stock; the risk that we will be unsuccessful in integrating Hudson and achieving our intended results as a result of the acquisition of Hudson; the risk that our foreign sourcing of our products and the implementation of foreign production for Hudson’s products may adversely affect our business; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns will have a negative impact on our financial performance or strategies; the risks associated with leasing retail space and operating our own retail stores; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; our reliance on a small number of large customers; successful implementation of any growth or strategic plans; effective inventory management; the risk of cyber attacks and other system risks; our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations, which access may be adversely impacted by a number of factors, including the reduced availability of credit, generally, and the substantial tightening of the credit markets, including lending by financial institutions, who are sources of credit for us, the recent increase in the cost of capital, the level of our cash flows, which will be impacted by the level of consumer spending and retailer and consumer acceptance of its products; our ability to generate positive cash flow from operations; competitive factors, including the possibility of major customers sourcing product overseas in competition with our products; the risk that acts or omissions by our third party vendors could have a negative impact on our reputation; a possible oversupply of denim in the marketplace; and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2014, or Annual Report, and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three month periods ended February 28, 2015 and 2014.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brands Joe’s® and Hudson®. Joe’s® was established in 2001 and the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. Hudson was established in 2002, and is similarly recognized as a premier designer and marketer of women’s and men’s premium branded denim apparel. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

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

Our independent auditors, Moss Adams LLP, in their report dated February 13, 2015, have expressed their substantial doubt about our ability to continue as a going concern due to our net working capital deficiency due to debt covenant violations and our recurring losses from operations. All financial statements and information have been prepared assuming that we will continue as a going concern. While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring all other alternatives for other sources of capital for ongoing cash needs, including a sale of assets or the company, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist us as we explore all alternatives. We are currently in discussions with our creditors under both of the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Our Joe’s® product line includes women’s and men’s denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women’s handbags and clutches, women’s intimates, children’s products, shoes, belts and leather goods produced by us or under various license agreements and we receive royalty payments based upon net sales from licensees. Our Hudson® product line includes women’s, men’s and children’s denim jeans, pants, jackets and other bottoms. Similar to the evolution of Joe’s®, we expect to evaluate offering a range of products under the Hudson® brand name.

In the first quarter of fiscal 2012, we launched a new brand, else™, which was initially sold primarily at Macy’s. The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price. We created a unique product that incorporated staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets. We no longer have an exclusive distribution partnership with Macy’s for the else™ brand and do not sell our else™ products to Macy’s any longer. As a result, we believe that the future of the else™ brand is extremely limited, and we continue to evaluate its marketability internationally versus domestically by selling it in a limited amount in the international market.

During the first quarter of fiscal 2015, our business was impacted by a decrease in overall sales in both our wholesale and retail segments.  Sales of our men’s and women’s denim bottoms continue to be impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms.  To mitigate this decline, we have launched a capsule collection called the “Off Duty” collection for Joe’s® which includes a variety of non-denim bottoms that encompass the “athleisure” trend.  In addition, both brands have been focusing on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.

In November 2014, we announced that we received an initial notice of default and event of default and demand for payment of default interest from Garrison Loan Agency Services LLC, or Garrison, as term loan agent, under the term loan facility entered into on September 30, 2013. As a result of the event of default under the term loan facility, this also triggered a default and an event of default under the terms of the revolving credit facility with CIT Commercial Services, a unit of CIT Group Inc., or CIT, entered into on September 30, 2013. As a result of such defaults and events of default, both of CIT and Garrison have reserved their respective rights to exercise any and all remedies available to them under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan facility and the revolving credit facility, we are also in default of our subordinated convertible notes issued to the former equity owners of Hudson because we are prohibited from making any payments under the subordinated convertible notes. We are also prohibited from making any buy-out payments to Mr. Dahan. On February 10, 2015, we received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and

CIT. We are currently in discussions with Garrison and CIT regarding a resolution to the defaults and events of default, including refinancing some or all of the debt and/or amendments to some or all of the existing agreements. However, there can be no assurance that we will be able to refinance or that the requested amendments will be granted on terms acceptable to us or at all.

For the remainder of 2015, we believe that our growth drivers will be dependent upon the resolution of our defaults under our term loan and revolving credit agreements with Garrison and CIT, respectively, integration of our operations with our Hudson brand, cost savings resulting from operational benefits or synergies of the two brands, the performance of our retail stores, continued increases from our international and men’s sales, performance of our licensee’s under their respective agreements for children’s products, shoes and intimates and enhancement of products available to our customers. Since our retail expansion commenced in 2008, we currently operate 33 retail stores, 13 of which are full price retail stores and 20 of which are outlet stores. We did not open any new stores in fiscal 2014 and one full price retail store’s lease expired in the second quarter of fiscal 2014. While we continue to look for additional leases for further expansion, we do not have any signed leases for store openings in 2015 or beyond. It is necessary for us to integrate the operations of Hudson in order to reduce expenses and achieve the synergies that were expected as a result of the acquisition of Hudson.

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

Comparison of Three Months Ended February 28, 2015 to Three Months Ended February 28, 2014

	Three months ended
	(dollar values in thousands)
	February 28, 2015	February 28, 2014	$ Change	% Change

Net sales	$43,017	$47,344	$(4,327)	(9)%
Cost of goods sold	24,918	25,859	(941)	(4)%
Gross profit	18,099	21,485	(3,386)	(16)%
Gross margin	42%	45%

Selling, general & administrative	20,321	18,952	1,369	7%
Depreciation & amortization	1,012	1,227	(215)	(18)%
Operating income (loss)	(3,234)	1,306	(4,540)	348%

Interest expense	3,884	3,321	563	17%
Other expense	—	2,550	(2,550)	(100)%
Loss before provision for taxes	(7,118)	(4,565)	(2,553)	(56)%

Income tax expense (benefit)	14,477	(2,387)	16,864	(706)%

Net loss and comprehensive loss	$(21,595)	$(2,178)	$(19,417)	(892)%

Three Months Ended February 28, 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	February 28, 2015	February 28, 2014	$ Change	% Change

Net sales:
Wholesale	$35,461	$39,615	$(4,154)	(10)%
Retail	7,556	7,729	(173)	(2)%
	$43,017	$47,344	$(4,327)	(9)%

Gross profit:
Wholesale	$13,275	$16,760	$(3,485)	(21)%
Retail	4,824	4,725	99	2%
	$18,099	$21,485	$(3,386)	(16)%

Operating income (loss):
Wholesale	$7,792	$10,371	$(2,579)	(25)%
Retail	(607)	(988)	381	39%
Corporate and other	(10,419)	(8,077)	(2,342)	(29)%
	$(3,234)	$1,306	$(4,540)	348%

For the three months ended February 28, 2015, or the first quarter of fiscal 2015, our net sales decreased to $43,017,000 from $47,344,000 for the three months ended February 28, 2014, or the first quarter fiscal 2014, a nine percent decrease.  We had an operating loss of $3,234,000 compared to operating income of $1,306,000 for the first quarter of fiscal 2014.

Net Sales

Our overall net sales decreased to $43,017,000 for the first quarter of fiscal 2015 from $47,344,000 for the first quarter of fiscal 2014, a nine percent decrease.  Sales of our men’s and women’s denim bottoms continue to be impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms.  To mitigate this decline, we have launched a capsule collection called the “Off Duty” collection for Joe’s® which includes a variety of non-denim bottoms that encompass the “athleisure” trend.  In addition, both brands have been focusing on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.

More specifically, our wholesale net sales decreased to $35,461,000 for the first quarter of fiscal 2015 from $39,615,000 for the first quarter of fiscal 2014, a ten percent decrease.  This decrease in our wholesale sales is primarily attributed to a decrease in wholesale sales from Joe’s® of $4,848,000, or 22 percent compared to the first quarter of fiscal 2014.  Our wholesale sales from our Hudson® brand increased by $181,000 to $17,466,000 for the first quarter of fiscal 2015 compared to $17,285,000 in the first quarter of fiscal 2014.  These decreases were partially offset by a $513,000, increase in sales from our else™ brand, as we sold some of our inventory internationally.  We continue to believe that the future of the else™ brand is limited.

Our retail net sales decreased to $7,556,000 for the first quarter of fiscal 2015 from $7,729,000 for the first quarter of fiscal 2014, a two percent decrease.  The primary reason for this decrease included a $130,000 decrease in retail sales from Hudson’s® e-shop and $43,000 decrease in our Joe’s® retail sales.  Same store sales, which includes Joe’s® stores opened at least 12 months and our Joe’s® e-shop, increased by two percent.  Same store sales for our brick and mortar Joe’s® stores decreased by one percent.  Same store sales for our Joe’s® e-shop increased by 18 percent.

Gross Profit

Our gross profit decreased to $18,099,000 for the first quarter of fiscal 2015 from $21,485,000 for the first quarter of fiscal 2014, a 16 percent decrease.  Our overall gross margin percentage decreased to 42 percent for the first quarter of fiscal 2015 from 45 percent for the first quarter of fiscal 2014.  Our overall gross margin percentage for the first quarter of fiscal 2015 was negatively impacted by an inventory write down of $461,000 to the lower of cost or market for finished goods inventory and an increase in fabric reserves of $404,000.

Our wholesale gross profit decreased to $13,275,000 for the first quarter of fiscal 2015 from $16,760,000 for the first quarter of fiscal 2014, a 21 percent decrease.  Our wholesale gross profit decreased for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due to lower wholesale sales and additional inventory reserves for finished goods and fabric.  Our wholesale gross margin percentage for the first quarter of fiscal 2015 decreased to 37 percent compared to 42 percent for the prior year comparable period.  The decrease in gross margin percentage is mostly attributed to additional inventory reserves for finished goods and fabric, as we routinely monitor and make adjustments, as necessary.

Our retail gross profit increased to $4,824,000 for the first quarter of fiscal 2015 from $4,725,000 for the first quarter of fiscal 2014, a two percent increase, due to an increase in gross margin.  Our gross margin percentage was 64 percent for the first quarter of fiscal 2015 compared to 61 percent for the first quarter of fiscal 2014, and increased due to less promotional activity at our retail stores than the prior year comparable period.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses, including depreciation and amortization, increased to $21,333,000 for the first quarter of fiscal 2015 from $20,179,000 for the first quarter of fiscal 2014, a five percent increase.  Our SG&A expenses increase was attributable to additional fees of $1,758,000 associated with the separation and consulting agreement with our former President and Chief Executive Officer, the severance agreement with the President of our Hudson subsidiary and fees in connection with investment banking, restructuring and legal advice related to the evaluation of our strategic alternatives in connection with the default under our term loan and revolving credit agreements.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, fees associated with the evaluation of our strategic alternatives related to the default under our term loan and revolving credit agreements, expenses related to Hudson’s operation as our subsidiary and also includes depreciation and amortization.  Due to these additional expenses, our SG&A expenses increased correspondingly for the first quarter of fiscal 2015.

Our wholesale SG&A expense decreased to $5,483,000 for the first quarter of fiscal 2015 from $6,389,000 for the first quarter of fiscal 2014, or a 14 percent decrease.  Our wholesale SG&A expense was lower in the first quarter of fiscal 2015 mostly due to lower commissions, tradeshow and sample expenses.

Our retail SG&A expense decreased to $5,431,000 for the first quarter of fiscal 2015 from $5,713,000 for the first quarter of fiscal 2014, a five percent decrease.  Our retail SG&A expense decreased mostly due to lower salary and operating supply costs.

Our corporate and other SG&A expense increased to $10,419,000 for the first quarter of fiscal 2015 from $8,077,000 for the first quarter of fiscal 2014, a 29 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson.  Our increase in SG&A expenses was attributable to additional fees of $1,758,000 associated with the separation and consulting agreement with our former President and Chief Executive Officer, the severance agreement with the President of our Hudson subsidiary and fees in connection with investment banking, restructuring and legal advice related to the evaluation of our strategic alternatives in connection with the default under our term loan and revolving credit agreements.  We also had an advertising expense increase of $388,000 in connection with print advertising with our Hudson® subsidiary.

Operating Income (Loss)

We had operating loss of $3,234,000 for the first quarter of fiscal 2015 compared to operating income of $1,306,000 for the first quarter of fiscal 2014.  Our shift from operating income to an operating loss was primarily due to lower wholesale sales and higher corporate expenses as discussed above.

Our wholesale operating income decreased to $7,792,000 in the first quarter of fiscal 2015 from $10,371,000 for the first quarter of fiscal 2014, a 25 percent decrease.  We had a retail operating loss of $607,000 in the first quarter of fiscal 2015 compared to a loss of $988,000 in the first quarter of fiscal 2014.  Corporate operating loss increased to $10,419,000 for the first quarter of fiscal 2015 from $8,077,000 for the first quarter of fiscal 2014.

Interest Expense

Our interest expense increased to $3,884,000 for the first quarter of fiscal 2015 from $3,321,000 for the first quarter of fiscal 2014.  Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT and Garrison, interest expense and PIK interest from our convertible notes and amortization of debt discounts and deferred financing costs associated with the finance arrangements resulting from the Hudson acquisition.  Effective retroactively to October 1, 2014, we began paying additional interest to both CIT and Garrison, respectively, due to the default under the respective agreements. We pay to CIT an additional one percent interest and to Garrison an additional two percent interest.

Income Tax

Our effective tax rate was an expense of negative 203 percent for the first quarter of fiscal 2015 compared to 52 percent for the first quarter of fiscal 2014.  The increased income tax provision for the first quarter of fiscal 2015 resulted from the discrete adjustment related to the valuation allowance that was recognized during this quarter.  Differences between our annualized effective tax rate and statutory tax rate are primarily due to state taxes and the valuation allowance.  For the first quarter of fiscal 2015, the valuation allowance associated with deferred taxes as of November 30, 2014, increased by $14,481,000.  We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of February 28, 2015. Due to a review of operating performance for the quarter and a change in business strategy, which included the disposal of certain assets that have a fair value in excess of tax basis, we increased our valuation allowance by $14,481,000 as of February 28, 2015.

Net Loss and Comprehensive Loss

We generated a net loss of $21,595,000 for the first quarter of fiscal 2015 compared to $2,178,000 for the first quarter of fiscal 2014.

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

For the three months ended February 28, 2015, we generated $8,019,000 of cash flow from operations mostly from the collection of receiveables.  Cash flow used in financing activities consisted of $7,566,000 of repayments under our revolving credit facility.  We made payments of $117,000 for taxes on restricted stock units and we purchased $51,000 in restricted stock.  We used $259,000 in investing activities for the purchase of property and equipment.  Our cash balance increased to $1,080,000 as of February 28, 2015.

Under the amended and restated factoring agreement entered into on September 30, 2013, we continue to sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services.  We pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice.  The interest rate associated with borrowings equals the interest rate then in effect for “Revolving A Loans” pursuant to the revolving credit agreement.  As of February 28, 2015, that interest rate was approximately 2.75 percent.  The amended and restated factoring agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter and remains effective until terminated.

As of February 28, 2015, our cash balance was $1,080,000 and our borrowing base cash availability with CIT was approximately $11,588,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.

As of February 28, 2015, our revolving credit facility had a balance of $23,772,000.

For the remainder of fiscal 2015, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest and additional interest at the default rates, required to be made under our amended and restated factoring facility, revolving credit agreement, term loan credit agreement and convertible notes; (iii) working capital necessary to fund inventory purchases; (iv) capital expenditures to support additional retail store openings and integration costs with Hudson; (v) financing extensions of trade credit to our customers; (vi) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him, including any additional payments not made during the period we were prohibited from making payments; and (vii) payments for expenses associated with the integration of Hudson into one facility and one consolidated company with operating divisions. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our revolving credit agreement with CIT, which includes the amended and restated factoring facility.

Based on our cash on hand, cash flow from operations, the expected borrowing availability under the revolving credit agreement with CIT based upon our borrowing base and sales forecasts, and Garrison and CIT not exercising any and all remedies available to them under their respective agreements due to the default, including demanding repayment of all principal and interest due under the respective agreements, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2015. However, if Garrison and/or CIT demand repayment of all principal and interest due under their respective agreements, we require more capital for growth, integration or experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements. However, there can be no assurance that other financings will be available if needed. Our inability to fulfill any interim working capital requirements raises a substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Advances under the revolving facility are in the form of either base rate loans or LIBOR rate loans. The interest rate for base rate loans under the revolving A commitment fluctuates and is equal to (x) the Alternate Base Rate, which is the greatest of (a) the JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50 percent; and (c) the 90 day LIBO Rate, which is the rate per annum equal to the 90-Day LIBO Rate published in the New York City edition of the Wall Street Journal under “Money Rates,” plus 1 percent, in each case, plus (y) 1.5 percent. The interest rate for LIBOR rate loans under the revolving A commitment is equal to the 90-Day LIBO Rate per annum plus 2.5 percent. The interest rate for base rate loans and LIBOR rate loans under the revolving A-1 commitment is equal to (i) the Alternate Base Rate plus 2.5 percent and (ii) the 90-Day LIBO Rate plus 3.5 percent, respectively. Interest on the revolving facility is payable on the first day of each calendar month and the maturity date. Among other fees, we pay a commitment fee of 0.25 percent per annum (due quarterly) on the average daily amount of the unused revolving commitment under the revolving facility. We also pay fees with respect to any letters of credit. In addition, because we are in default under the revolving credit facility, we are paying an additional one percent interest under the default rate.  Our average interest rate, including the default rate, is approximately 3.5 percent.

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

As of February 28, 2015, we were not in compliance with the covenants under the revolving credit agreement as a result of an event of default under the term loan credit agreement. In addition, as of November 30, 2014 and February 28, 2015, we were out of compliance with (i) the minimum fixed charge coverage ratio of 1.09x; (ii) the covenant to timely deliver the financial plan and forecast for 2015; and (iii) the minimum fixed charge coverage ratio of 1.15x.

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

The interest rate for the term loan fluctuates and is equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest is payable on the first day of each calendar month and the maturity date. In addition, because we are in default under the term loan agreement, we are paying an additional two percent interest under the default rate.  Our average interest rate, including the default rate, is approximately 14 percent.

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

As of February 28, 2015, we were not compliance with the covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default has occurred. The minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300, (ii) October 31, 2014 of $22,991,900, (iii) November 30, 2014 of $23,417,800 were not met, and (iv) the financial plan and forecast for 2015 was not timely delivered. In addition, as of November 30, 2014 and February 28, 2015, we were out of compliance with the (i) minimum fixed charge coverage ratio of 1.09x; (ii) maximum leverage ratio of 3.21x; (iii) minimum fixed charge coverage ratio of 1.15x; and (iv) maximum leverage ratio of 3.00x.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our Annual Report previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of February 28, 2015, we have recognized all of the advanced payments under our licensing agreements as income.

Factored Accounts and Receivables, Allowance for Customer Credits and Doubtful Allowances

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

The balance in the allowance for customer credits and doubtful accounts as of February 28, 2015 and November 30, 2014 was $1,496,000 and $1,676,000, respectively, for non-factored accounts receivables.

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

In the third and fourth quarter of fiscal 2014, we recorded store impairment charge of $840,000 related to six of our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable for impairment.

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

We evaluate goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill.

We review our other indefinite-lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept.

Our annual impairment testing date is September 30 of each year. Based on our under-performance in the fourth quarter of fiscal 2014, we determined that it was appropriate to perform an impairment testing as of November 30, 2014. Based on our testing we determined that the goodwill allocated to our Hudson wholesale reporting unit was impaired by $23,585,000, and there was no impairment of our other indefinite-lived intangible assets.  As of February 28, 2015, we also determined that a triggering event had occurred due to the decline in our market capitalization and tested our goodwill and other indefinite-lived assets for impairment and determined that there was no impairment.

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

Stock Based Compensation

We account for stock-based compensation in accordance with the ASC standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from United States Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation” and “Notes to Consolidated Financial Statements—Note 12—Stockholders’ Equity—Stock Incentive Plans” in our Annual Report for additional discussion.

Recent Accounting Pronouncements

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 to communicate amendments to FASB ASC Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC amendments. The ASC amendments establish new requirements for management to evaluate a company’s ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. While management is evaluating all options to cure the defaults under our term loan and revolving credit agreements, including refinancing, extending the indebtedness and exploring alternatives for other sources of capital for ongoing cash needs, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist us as we explore all alternatives. We are currently in discussions with our creditors under both of the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.                                                         Quantitative and Qualitative Disclosure About Market Risk.

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

We also source most of our products outside of the United States. However, we generally purchase our products in U.S. dollars. The cost of these products may be affected by changes in the value of the relevant currencies; however, our exposure to currency exchange rates is limited as a result of such companies outside of the United States accepting payment in U.S. dollars.

Credit Risk

We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of February 28, 2015.

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

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2015, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

As of the end of the period covered by this report, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.                                                Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Annual Report are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Item 6.                                                         Exhibits.

Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Consulting Agreement, effective as of January 19, 2015, by and between the Company and Marc B. Crossman	Exhibit 10.1 the Current Report filed in January 23, 2015

31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three months ended February 28, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at February 28, 2015 and November 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and 2014, (iv) Condensed Consolidated Statements Stockholders’ Equity as of February 28, 2015 and 2014 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

April 9, 2015	/s/ Samuel J. Furrow
Samuel J. Furrow
Interim Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

April 9, 2015	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Consulting Agreement, effective as of January 19, 2015, by and between the Company and Marc B. Crossman	Exhibit 10.1 the Current Report filed in January 23, 2015

31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three months ended February 28, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at February 28, 2015 and November 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and 2014, (iv) Condensed Consolidated Statements Stockholders’ Equity as of February 28, 2015 and 2014 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith