Form 10-Q
period 2015-05-31
JOE'S JEANS INC.
filed 2015-07-10
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of July 10, 2015 was 69,968,208.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 31, 2015	November 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$828	$1,054
Accounts receivable, net	1,408	2,588
Factored accounts receivable, net	20,129	30,421
Inventories, net	48,579	61,319
Deferred income taxes, net	1,509	6,065
Prepaid expenses and other current assets	2,081	1,672
Total current assets	74,534	103,119

Property and equipment, net	4,580	5,040
Goodwill	12,230	12,230
Intangible assets	79,606	80,773
Deferred financing costs	1,400	1,611
Other assets	1,102	1,176

Total assets	$173,452	$203,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,064	$23,331
Buy-out payable	3,277	3,277
Line of credit	20,820	31,338
Short-term debt	59,123	59,003
Total current liabilities	99,284	116,949

Convertible notes	26,078	24,733
Deferred income taxes, net	27,690	17,765
Deferred rent	3,001	2,862
Other liabilities	643	643
Total liabilities	156,696	162,952

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 70,668 shares issued and 69,834 outstanding (2015) and 69,822 shares issued and 69,298 outstanding (2014)	7,069	6,984
Additional paid-in capital	111,745	111,010
Accumulated deficit	(98,623)	(73,679)
Treasury stock, 834 shares (2015), 524 shares (2014)	(3,435)	(3,318)
Total stockholders’ equity	16,756	40,997

Total liabilities and stockholders’ equity	$173,452	$203,949

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three months ended		Six months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
	(unaudited)		(unaudited)
Net sales	$47,229	$48,167	$90,246	$95,511
Cost of goods sold	27,835	25,594	52,753	51,453
Gross profit	19,394	22,573	37,493	44,058

Operating expenses
Selling, general and administrative	17,781	18,125	38,102	37,077
Depreciation and amortization	996	1,160	2,008	2,387
	18,777	19,285	40,110	39,464
Operating income (loss)	617	3,288	(2,617)	4,594
Interest expense	3,944	3,355	7,828	6,676
Other expenses/ (income)	—	(4,818)	—	(2,268)
Income (loss) before provision for taxes	(3,327)	4,751	(10,445)	186
Income tax expense	22	2,412	14,499	25
Net income (loss) and comprehensive income (loss)	$(3,349)	$2,339	$(24,944)	$161

Earnings (loss) per common share - basic	$(0.05)	$0.03	$(0.36)	$0.00

Earnings (loss) per common share - diluted	$(0.05)	$0.01	$(0.36)	$0.00

Weighted average shares outstanding
Basic	69,355	68,148	69,139	68,045
Diluted	69,355	87,096	69,139	87,212

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 31, 2015	May 31, 2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$10,841	$(4,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(381)	(290)
Purchase of Hudson Clothing, Inc., net of cash acquired	—	(418)
Net cash used in investing activities	(381)	(708)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from line of credit	(10,518)	6,068
Repayment of term loan	—	(15)
Payment of promissory tax note	—	(1,235)
Purchase of restricted stock	(117)	(227)
Payment of taxes on restricted stock units	(51)	(205)
Net cash provided by (used in) financing activities	(10,686)	4,386

NET CHANGE IN CASH AND CASH EQUIVALENTS	(226)	(361)

CASH AND CASH EQUIVALENTS, at beginning of period	1,054	785

CASH AND CASH EQUIVALENTS, at end of period	$828	$424

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional	Accumulated	Treasury	Total Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2013	68,878	$6,890	$107,933	$(45,963)	$(3,091)	$65,769
Net income (loss) and comprehensive income (loss) (unaudited)	—	—	—	161	—	161
Embedded conversion feature net of taxes (unaudited)	—	—	2,058	—	—	2,058
Stock repurchase (unaudited)	—	—	—	—	(227)	(227)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	382	—	—	382
Issuance of restricted stock (unaudited)	641	64	(64)	—	—	—
Balance, May 31, 2014 (unaudited)	69,519	$6,954	$110,309	$(45,802)	$(3,318)	$68,143

Balance, November 30, 2014	69,822	$6,984	$111,010	$(73,679)	$(3,318)	$40,997
Net income (loss) and comprehensive income (loss) (unaudited)	—	—	—	(24,944)	—	(24,944)
Stock repurchase (unaudited)	—	—	—	—	(117)	(117)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	820	—	—	820
Issuance of restricted stock (unaudited)	846	85	(85)	—	—	—
Balance, May 31, 2015 (unaudited)	70,668	$7,069	$111,745	$(98,623)	$(3,435)	$16,756

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

Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of Joe’s® and Hudson® products to retailers, specialty stores and international distributors, includes revenue from licensing agreements and records expenses from sales, trade shows, distribution, product samples and customer service departments. Our Retail segment is comprised of sales to consumers through full price retail stores, outlet stores and through our online retail sites at www.joesjeans.com and www.hudsonjeans.com. We opened our first full price retail store in October 2008 in Chicago, Illinois and we currently operate 12 full price retail stores and 20 outlet stores in outlet centers, malls and street locations around the country for our Joe’s® brand. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands.

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly-owned subsidiaries, for the three and six months ended May 31, 2015 and 2014 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2014 contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, or the Annual Report.  Our fiscal year end is November 30. Each fiscal year, as presented, is 52 weeks.

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

On November 6, 2014, we received an initial notice of default and event of default and demand for payment of default interest under the term loan credit facility for violating certain financial and maintenance covenants. As of May 31, 2015, we were not in compliance with the covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default occurred because the minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300, (ii) October 31, 2014 of $22,991,900, and (iii) November 30, 2014 of $23,417,800 have not been met. In addition, as of May 31, 2015, the (i) financial plan and forecast for 2015 had not been timely delivered;(ii) minimum fixed charge coverage ratios at our respective quarter end measurement dates of 1.09x, 1.15x and 1.20x had not been met; and (iii) the maximum leverage ratios at our respective quarter end measurement dates of 3.21x, 3.00x and 2.75x had not been met. As a result of the events of default under the term loan credit agreement, this also triggered a default and an event of default under the terms of the revolving credit agreement. Both lenders have reserved their respective rights to exercise any and all remedies available to them under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan credit agreement and the revolving credit agreement, we also became in default of our subordinated convertible notes issued to the former equity owners of Hudson. Under the terms of the revolving credit and term loan credit agreements, we are prohibited from making any payments under the subordinated convertible notes, but we are accruing interest on the convertible notes at the default rate. We are also prohibited from making earn-out payments to our creative director, Mr. Dahan under his buy-out agreement. On February 10, 2015, we received second notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest under the term loan credit agreement and revolving credit agreement from both Garrison Loan Agency Service LLC, or Garrison, and CIT Commercial Services, Inc., a unit of CIT Group, or CIT.

In connection with the terms of the revolving and term loan credit agreements, certain restrictions were placed on our ability to incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay indebtedness and make capital expenditures. In addition, all of our assets, including trademarks, secure our obligations under the revolving and term loan credit agreements.

Our failure to cure the defaults could result in an acceleration of the debt by either or both lenders, which would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. Since all of our assets are subject to liquidation by the creditors, liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.  On June 26, 2015, we entered into forbearance agreements and amendments to the revolving and term loan credit agreements with Garrison and CIT.  Under the terms of the forbearance, the lenders have agreed to forbear from exercising certain of their respective rights and remedies with respect to each existing default (generally defined as existing and certain future anticipated or possible events of default) for a period of time.  See “Note 14 — Subsequent Events” for a further discussion of the forbearance agreements.

While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring all other alternatives for other sources of capital for ongoing cash needs, including a sale of assets or the company or a recapitalization, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist us as we explore all strategic and financing alternatives to resolve the defaults and events of default, including the engagement of a chief restructuring advisor to assist us with our day-to-day operational needs. We are currently in discussions with our creditors under both the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness.

As of May 31, 2015, our cash balance was $828,000, our term loan had a balance of $59,123,000 and our cash availability with CIT was approximately $11,500,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. As of May 31, 2015, our revolving credit facility had an outstanding balance of $20,820,000.

As a result of the aforementioned defaults and events of default, Moss Adams LLP, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern in their audit report dated February 13, 2015.  The accompanying consolidated financial statements for the year ended November 30, 2014 and three and six months ended May 31, 2015 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed in the previous paragraphs, we face various uncertainties that raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 — ADOPTION OF ACCOUNTING PRINCIPLES

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

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC amendments. The ASC amendments establish new requirements for management to evaluate a company’s ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

In May 2015, FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115, or ASU 2015-08. The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115, or SAB 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Condensed Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. We believe the adoption of ASU 2015-03 will not have a material effect on our consolidated financial statements.

NOTE 3 — FACTORED ACCOUNTS AND RECEIVABLES

Factored accounts and receivables consist of the following (in thousands):

	May 31, 2015	November 30, 2014
Non-recourse receivables assigned to factor	$24,831	$30,811
Client recourse receivables	1,192	7,878
Total receivables assigned to factor	26,023	38,689

Allowance for customer credits	(5,894)	(8,268)
Due from factor	$20,129	$30,421

Non-factored accounts receivable	$3,507	$4,264
Allowance for customer credits	(465)	(929)
Allowance for doubtful accounts	(1,634)	(747)
Accounts receivable, net of allowance	$1,408	$2,588

Of the total amount of receivables sold by us as of May 31, 2015 and November 30, 2014, we hold the risk of payment of $1,192,000 and $7,878,000, respectively, in the event of non-payment by the customers.

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

As of May 31, 2015, our cash balance was $828,000 and our borrowing base cash availability with CIT was approximately $11,500,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  See also “Note 13 — Debt” for a further discussion of our debt arrangements with CIT and other lenders and “Note 14 — Subsequent Events” for a discussion of a forbearance agreement with CIT.

NOTE 4 — INVENTORIES, NET

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 31, 2015	November 30, 2014

Finished goods	$31,276	$40,064
Finished goods consigned to others	1,055	1,089
Work in progress	2,316	4,424
Raw materials	17,446	19,408
	52,093	64,985
Less allowance for obsolescence and slow moving items	(3,514)	(3,666)
	$48,579	$61,319

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

Our annual impairment testing date is September 30 of each year or when circumstances indicate their carrying value may not be recoverable.  Based on our under-performance in the fourth quarter of fiscal 2014, we determined that it was appropriate to perform an impairment testing as of November 30, 2014. Based on our testing we determined that the goodwill allocated to our Hudson wholesale reporting unit was impaired by $23,585,000, and there was no impairment of our other indefinite-lived intangible assets.  As of February 28, 2015, we also determined that a triggering event had occurred due to the decline in our market capitalization and tested our goodwill and other indefinite-lived assets for impairment and determined that there was no impairment.

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

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Dahan, for design director services that paid her $175,000 per annum on a bi-weekly basis. For the three months ended May 31, 2015 and 2014, we paid Ms. Dahan $0 and $40,000, and for the six months ended May 31, 2015 and 2014, we paid Ms. Dahan $0 and $87,000, respectively, under this arrangement. This arrangement was terminated effective as of November 17, 2014.

Albert Dahan

In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three months ended May 31, 2015 and 2014, we recognized $32,000 and $60,000, respectively, in royalty income under the license agreement.  For the six months ended May 31, 2015 and 2014, we recognized $45,000 and $308,000, respectively, in royalty income under the license agreement.

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

Hamish Sandhu

On July 2, 2015, we entered into an employment agreement with Mr. Sandhu to serve as our Chief Financial Officer for a term of one year with automatic renewal for successive one year periods unless terminated earlier in accordance with the agreement or advanced notice of non-renewal 90 days before the expiration of the current term. Under the employment agreement, Mr. Sandhu is entitled to a an annual salary of $325,000 and other cash and non-cash compensation, including an annual discretionary cash and equity bonus of not less than 10 percent of his base salary based upon the achievement of financial and other performance criteria as set forth in the employment agreement, premiums for health insurance paid on his behalf and for his family and life and disability insurance policies paid on his behalf.  The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.

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

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Basic earnings (loss) per share computation:
Numerator:
Net earnings (loss) and comprehensive earnings (loss)	$(3,349)	$2,339	$(24,944)	$161
Denominator:
Weighted average common shares outstanding	69,355	68,148	69,139	68,045
Earnings (loss) per common share - basic
Net earnings (loss) and comprehensive earnings (loss)	$(0.05)	$0.03	$(0.36)	$0.00

Diluted earnings (loss) per share computation:
Numerator:
Net earnings (loss) and comprehensive earnings (loss)	$(3,349)	$2,339	$(24,944)	$161
Convertible notes interest expense, net of taxes	—	557	—	1,960
Other Income - Gain from change in fair value of conversion derivative, net of taxes	—	(2,371)	—	(1,965)
Numerator for dilutive earnings (loss) per share	$(3,349)	$525	$(24,944)	$156

Denominator:
Weighted average common shares outstanding	69,355	68,148	69,139	68,045
Effect of dilutive securities:
Convertible note shares	—	18,430	—	18,369
Restricted shares, RSU’s and options	—	518	—	798
Dilutive potential common shares	69,355	87,096	69,139	87,212

Earnings (loss) per common share - diluted
Net earnings (loss) and comprehensive earnings (loss)	$(0.05)	$0.01	$(0.36)	$0.00

For the three months ended May 31, 2015, and 2014, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 20,599,927 and 21,510,929, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the six months ended May 31, 2015, and 2014, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 20,599,927 and 21,510,929, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of May 31, 2015, shares reserved for future issuance include: (i) 563,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 667,169 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 2,557,438 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan; and (iv) 18,969,425 shares of common stock issuable pursuant to the convertible notes.

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

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance.  Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC 740. Pursuant to ASC 740, we excluded the deferred income tax liabilities associated with identified indefinite long lived intangible assets as a source of income. For the first quarter of fiscal 2015, based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets, as of November 30, 2014, with the exception of certain deferred taxes associated with separate filing states for Hudson, will not be realized. For the first quarter of fiscal 2015, the valuation allowance associated with deferred taxes as of November 30, 2014, increased by $14,481,000.  Based on our prior assessment for fiscal 2014, 2013, and 2012, we had determined that the deferred tax assets were more likely than not to be realized with the exception of a valuation allowance of $640,000, $342,000 and $0, respectively, that was recorded against a state net operating loss deferred tax asset. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of February 28, 2015. Due to a review of operating performance for the quarter and a change in business strategy, which included the disposal of certain assets that have a fair value in excess of tax basis, we increased our valuation allowance by $14,481,000 as of February 28, 2015. In calculating the amount of deferred tax assets subject to a valuation allowance, we have excluded the deferred tax liabilities associated with our trademarks from that amount.  These intangible assets have an indefinite life and therefore, we cannot expect that the associated deferred tax liabilities will reverse over the same periods as our other net deferred tax assets. For the second quarter of fiscal 2015, based on our reassessment of the realizability of deferred taxes, we have determined that due to the operating performance for the quarter, a valuation allowance continues to be necessary for the deferred tax assets as of November 30, 2014, with the exception of certain deferred taxes associated with separate filing states for Hudson,

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2011 and 2010, respectively.  We are currently not undergoing any examinations.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of May 31, 2015, 2,557,438 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2014, there was a total of $871,000 and $587,000 of stock based compensation expense recognized during the six months ended May 31, 2015 and 2014, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the second quarter of fiscal 2015 (in actual amounts) for service as a member:

	May 31, 2015
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—
2014	219,678
2015	—

Exercise prices for all options outstanding as of May 31, 2015 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$0.38	13,333	9.6
$1.02	100,000	0.8
$5.91	450,000	0.0

	563,333	0.4

The following table summarizes stock option activity by plan for the six months ended May 31, 2015 and 2014 (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	Amended and Restated 2004 Incentive Plan

Outstanding at November 30, 2014	550,000	550,000	—
Granted	40,000	—	40,000
Exercised	—	—	—
Forfeited / Expired	(26,667)	—	(26,667)
Outstanding and exercisable at May 31, 2015	563,333	550,000	13,333

Outstanding at November 30, 2013	775,000	775,000	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at May 31, 2014	775,000	775,000	—

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2014	550,000	$5.03
Granted	40,000	0.38
Exercised	—	—
Expired	—	—
Forfeited	(26,667)	0.38	—	—
Outstanding and exercisable at May 31, 2015	563,333	$4.91	$0.4	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	775,000	$4.03
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2014	775,000	$4.03	0.9	$—

Weighted average per option fair value of options granted during the year		N/A

As of May 31, 2015, there was $631,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2014 and November 30, 2013, and changes during the six months ended May 31, 2015 and 2014, are presented below (in actual amounts):

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units
Outstanding at November 30, 2014	792,303	1,033,851	1,826,154	$1.08	$1.00
Granted	600,000	—	600,000	0.37	—
Issued	(992,303)	(246,372)	(1,238,675)	0.94	1.09
Cancelled	—	(119,485)	(119,485)	—	0.97
Forfeited	—	(825)	(825)	—	0.70
Outstanding at May 31, 2015	400,000	667,169	1,067,169	$0.37	$0.98

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93
Granted	288,121	362,242	650,363	1.49	1.49
Issued	(450,616)	(352,394)	(803,010)	0.95	1.06
Cancelled	—	(187,888)	(187,888)	—	0.98
Forfeited	—	(10,715)	(10,715)	—	0.70
Outstanding at May 31, 2014	792,303	1,472,575	2,264,878	$1.08	$1.04

In the three months ended May 31, 2015, we did not grant any shares of RSUs, options or restricted stock.  In the six months ended May 31, 2015, we did not grant any shares of RSUs and granted 40,000 options to purchase shares of our common stock and 600,000 shares of restricted stock.  In the three months ended May 31, 2015, we (i) issued 150,000 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of RSUs or restricted stock.  We did not withhold, cancel or forfeit any RSUs or retire into treasury any shares of restricted stock.  In the six months ended May 31, 2015, we (i) issued 1,238,675 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of restricted stock or RSUs, (ii) withheld, canceled or forfeited 120,310 RSUs, and (iii) retired into treasury 309,842 shares of restricted stock.

In the three months ended May 31, 2014, we did not grant any shares of RSUs, options or restricted stock.  In the six months ended May 31, 2014, we granted 362,242 shares of RSUs and 288,121 shares of restricted stock.  In the three months ended May 31, 2014, we (i) issued 58,914 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of restricted stock or RSUs, (ii) withheld, canceled or forfeited 13,837 RSUs.  We did not retire into treasury any shares of restricted stock.  In the six months ended May 31, 2014, we (i) issued 803,010 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of restricted stock or RSUs, (ii) withheld, canceled or forfeited 198,603 RSUs, and (iii) retired into treasury 194,901 shares of restricted stock.

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

As of May 31, 2015, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

Future Lease Obligations are as follows (in thousands):

2015 Remainder of the year	$3,949
2016	7,818
2017	7,799
2018	7,628
2019	5,689
Thereafter	11,139
$44,022

Convertible Notes, Promissory Tax Notes, Revolving Credit Facility and Term Loan Credit Facility

See “Note 13 — Debt” for a further discussion on the commitments related to the acquisition of Hudson which included the issuance of the convertible notes, the tax notes, the revolving credit facility and the term loan credit facility.

NOTE 11 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Six months ended
	( dollar values in thousands )
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Net sales:
Wholesale	$39,984	$40,401	$75,445	$80,016
Retail	7,245	7,766	14,801	15,495
	$47,229	$48,167	$90,246	$95,511

Gross profit:
Wholesale	$14,307	$17,218	$27,582	$33,978
Retail	5,087	5,355	9,911	10,080
	$19,394	$22,573	$37,493	$44,058

Operating (loss) income:
Wholesale	$8,394	$11,560	$16,186	$21,931
Retail	99	103	(508)	(885)
Corporate and other	(7,876)	(8,375)	(18,295)	(16,452)
	$617	$3,288	$(2,617)	$4,594

	Six months ended
	May 31, 2015	May 31, 2014
Capital expenditures:
Wholesale	$381	$118
Retail	—	—
Corporate and other	—	172
	$381	$290

	May 31, 2015	November 30, 2014
Total assets:
Wholesale	$69,482	$98,420
Retail	10,435	12,040
Corporate and other	93,535	93,489
	$173,452	$203,949

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

The assets acquired in this acquisition consisted of tangible and intangible assets acquired and liabilities assumed. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities has been recorded as goodwill. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based upon cash flow and return on capital projections assuming integrations with our company and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition. We have determined that the useful life of the acquired trade name asset is indefinite, and therefore, no amortization expense will initially need to be recognized. The useful life of the acquired customer relationships and design assets are finite and will be amortized over their useful lives. However, we will test the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired.

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

NOTE 13 - DEBT

The five-year payment schedule of our term debt and convertible notes is as follows (in thousands):

	Payments due by period
	(in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
Short term debt	$59,123	$59,123	$—	$—	$—	$—	$—
Convertible notes	33,766	—	—	—	—	33,766	—
	$92,889	$59,123	$—	$—	$—	$33,766	$—

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

The following table (in thousands) is a summary of the recorded value of the convertible note as of May 31, 2015. The value of the convertible note reflects the present value of the contractual cash flows from the convertible notes and resulted in an original issue discount of $10,490,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Balance
May 31, 2015
Convertible notes - Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)
Convertible notes recorded value on issue date	21,955
Add: PIK notes issued	1,321
Accretion of debt discounts	2,802
Convertible notes value	26,078

The following table (in thousands) is a summary of our total interest expense as follows:

	Three months ended		Six months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Contractual coupon interest	$3,332	$2,791	$6,599	$5,543
Amortization of discount and deferred financing costs	612	564	1,229	1,133
Total interest expense	$3,944	$3,355	$7,828	$6,676

Promissory Notes

In connection with the acquisition of Hudson, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest that were paid on April 1, 2014 to certain option holders of Hudson.

Revolving Credit Agreement

The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts receivable and eligible inventory minus reserves imposed by CIT. The revolving facility also provides for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to

$1,000,000 sublimit. Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition of Hudson and fees and expenses associated with the acquisition of Hudson. As of May 31, 2015, $20,820,000 was outstanding under our revolving credit facility and cash availability of approximately $11,500,000.

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

The revolving facility contains usual and customary negative covenants for transactions of this type, including, but not limited to: restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; and amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the revolving credit agreement.

In addition, the revolving credit agreement requires us to: (a) maintain (i) at all times availability under the revolving facility of not less than $5,000,000 and (ii) at all times the sum of availability under the revolving facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; and (b) maintain a minimum fixed charge coverage ratio calculated for each four fiscal quarter period at levels set forth in the revolving facility.

As of May 31, 2015, we were not in compliance with certain covenants under the revolving credit agreement as a result of an event of default under the term loan credit agreement. As of November 30, 2014, we were out of compliance with the minimum fixed charge coverage ratio of 1.09x and had failed to timely deliver the financial plan and forecast for 2015.  As of February 28, 2015, the (i) fixed charge coverage ratio of 1.15x and (ii) leverage ratio of 3.00x were also not met. As of May 31, 2015, the (i) fixed charge coverage ratio of 1.20x and (ii) leverage ratio of 2.75x were not met.

See “Note 14- Subsequent Events” for a discussion of forbearance agreements and amendments to the revolving credit and term loan credit agreements entered into with CIT and Garrison.

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

As of May 31, 2015, we were not compliance with certain covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default has occurred. The minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300, (ii) October 31, 2014 of $22,991,900 and (iii) November 30, 2014 of $23,417,800 were not met. In addition, as of November 30, 2014, we were out of compliance with the (i) minimum fixed charge coverage ratio of 1.09x; and (ii) the maximum leverage ratio of 3.21x. As of February 28, 2015, the (i) fixed charge coverage ratio of 1.15x; and (ii) leverage ratio of 3.00x were also not met.  As of May 31, 2015, the (i) fixed charge coverage ratio of 1.20x; and (ii) leverage ratio of 2.75x were not met.  As a result of being out of compliance with these covenants, the term loan debt has been classified as current on the balance sheet.

See “Note 14- Subsequent Events” for a discussion of forbearance agreements and amendments to the revolving credit and term loan credit agreements entered into with CIT and Garrison.

Amended and Restated Factoring Agreement

See “Note 3 — Factored Accounts and Receivables” for a discussion of our Amended and Restated Factoring Agreement.

NOTE 14 — SUBSEQUENT EVENTS

On June 26, 2015, we entered into a Forbearance and Amendment No. 3 to Revolving Credit Agreement, or the CIT Forbearance Agreement, with CIT.  The CIT Forbearance Agreement requires CIT and the lenders to forbear from exercising certain of their respective rights and remedies with respect to each existing default (generally defined as existing and certain future anticipated or possible events of default) under the revolving credit agreement during the forbearance period and further amends the revolving credit agreement.

Concurrent with the CIT Forbearance Agreement, we entered into a substantially similar forbearance agreement with Garrison, or the Garrison Forbearance Agreement, that also amended the term loan credit agreement.  The CIT Forbearance Agreement and Garrison Forbearance Agreement are collectively referred to as the Forbearance Agreements.

Both of the Forbearance Agreements provide that each of the lenders will forbear from exercising certain of their respective rights and remedies during the forbearance period with respect to existing defaults.  The Forbearance Period ends upon the earliest to occur of a Forbearance Default or October 15, 2015, or the Forbearance Termination Date.  The Forbearance Period is automatically extended until November 15, 2015 if at the Forbearance Termination Date no Forbearance Default has occurred and all of the milestones with respect to a sale/recapitalization process have been met, except for shareholder approval, or the Extended Forbearance

Termination Date.  To induce the lenders to enter into the Garrison Forbearance Agreement, we have agreed to pay a forbearance fee of 1.35% of the greater of the outstanding balance of the obligations under the term loan credit agreement on (i) June 26, 2015 or (ii) the Forbearance Fee Payment Date (i.e., earliest of consummation of a sale/recapitalization transaction, acceleration of Obligations, and payment in full of Obligations).  CIT is entitled to a forbearance fee of $450,000 on the Forbearance Fee Payment Date.  If the Forbearance Period is automatically extended, we have agreed to pay Garrison an additional 0.25% fee and CIT an additional $125,000 fee (which, in each case, may be pro-rated for the period from October 15, 2015 until November 15, 2015, if the entire period is not needed).

As noted above, the Forbearance Agreements also provide for amendments to the revolving credit agreement and term loan credit agreement. Each Forbearance Agreement amended the definition of “Availability” under the respective revolving credit agreement and term loan credit agreement to reduce the minimum availability requirement to $4,500,000 from $7,500,000.  In addition, the CIT Forbearance Agreement modified the definition of “Eligible Accounts” to permit as eligible accounts, until the Forbearance Termination Date (as it may be extended), trade accounts owing from Nordstrom’s and its affiliates not exceeding 55% of aggregate eligible accounts. After the Forbearance Termination Date (as it may be extended), the 55% applicable to Nordstrom and its affiliates will revert to 45%.

As a result of the Forbearance Agreements, while existing defaults remain under the revolving credit agreement and term loan credit agreement, Garrison and CIT and the respective lenders must forbear from the exercise of certain rights and remedies, such as the acceleration of the obligations during the Forbearance Period. The respective Forbearance Agreements contain covenants applicable during the Forbearance Period including, among others, covenants requiring compliance with a budget and provision, on a weekly basis, of reports of actual results as compared to the budget, and continuation of the engagement of Carl Marks to provide investment banking services, including execution of the sales/recapitalization process in accordance with specified milestones and restructuring advice. The sales/recapitalization process refers to the sale of substantially all of the assets or the obtaining of financing sufficient to satisfy all obligations under the respective credit agreements. The milestones relate to certain deadlines to achieve various steps in connection with a proposed merger/acquisition transaction.

On July 6, 2015, our board of directors approved and adopted Amended and Restated Bylaws, or the Amended and Restated Bylaws, which amend and restate the provisions of our existing bylaws in their entirety. The Amended and Restated Bylaws provide, among other things, that: (i) to bring any business before an annual meeting, a stockholder must give our Secretary written notice no later than the close of business on the 90th day and no earlier than the opening of business on the 120th day before the anniversary of the preceding annual stockholder’s meeting; provided, however, that if the annual meeting is set more than 30 days earlier or more than 60 days later than such anniversary date, notice by the stockholder must be received no earlier than the opening of business on the 120th day before the meeting and no later than the later of the close of business on the 90th day before the meeting or the close of business on the 10th day following public disclosure of the date of the annual meeting. Notwithstanding the previous sentence, for purposes of determining whether a stockholder’s notice shall have been received in a timely manner for the annual meeting of stockholders in 2015, to be timely, a stockholder’s notice must have been received not later than the close of business on August 15, 2015, nor earlier than the opening of business on July 15, 2015. Any stockholder proposal will be deemed to have satisfied the advance notice requirements if the stockholder has notified us of their intention to present a proposal at an annual meeting in compliance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended, and such stockholder’s proposal has been included in our proxy statement; (ii) any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by written consent in lieu of meeting; (iii) we will, to the fullest extent permitted by law, indemnify our current and former directors and officers against all liability incurred in connection with any threatened, pending or completed proceeding; provided, however, that an eligible director or officer will be indemnified by us in connection with a proceeding initiated by such person only if the proceeding was authorized by the board; and (iv) the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for certain actions brought on behalf of or against us, unless we consent in writing to an alternative forum.

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

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and six month periods ended May 31, 2015 and 2014.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

Our independent auditors, Moss Adams LLP, in their audit report on our annual 2014 financial statements dated February 13, 2015, have expressed their substantial doubt about our ability to continue as a going concern due to our net working capital deficiency due to debt covenant violations and our recurring losses from operations. All financial statements and information have been prepared assuming that we will continue as a going concern. While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring all other alternatives for other sources of capital for ongoing cash needs, including a sale of assets or the company, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks Advisory Group to assist us as we explore all alternatives. We are currently in discussions with our creditors under both of the term loan credit agreement and revolving credit agreement regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. As further described in the Subsequent Events below, we have secured a forbearance from our lenders whereby they have agreed to forbear from exercising certain of their respective rights and remedies with respect to each existing default (generally defined as existing and certain future anticipated or possible events of default) during the forbearance period.  In addition, we have amended our agreements to allow for increased excess availability under the loans.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Our Joe’s® product line includes women’s and men’s denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women’s handbags and clutches, women’s intimates, children’s products, shoes, belts and leather goods produced by us or under various license agreements and we receive royalty payments based upon net sales from licensees. Our Hudson® product line includes women’s, men’s and children’s denim jeans, pants, jackets and other bottoms. Similar to the evolution of Joe’s®, we expect to evaluate offering a range of products under the Hudson® brand name. We continue to sell our else™ brand in an extremely limited manner in the international market.

During the first half of fiscal 2015, our business was impacted by a decrease in overall sales in both our wholesale and retail segments.  Sales of our men’s and women’s denim bottoms continue to be impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms.  Both brands have been focusing on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.

In November 2014, we announced that we received an initial notice of default and event of default and demand for payment of default interest from Garrison Loan Agency Services LLC, or Garrison, as term loan agent, under the term loan facility entered into on September 30, 2013. As a result of the event of default under the term loan facility, this also triggered a default and an event of default under the terms of the revolving credit facility with CIT Commercial Services, a unit of CIT Group Inc., or CIT, entered into on September 30, 2013. As a result of such defaults and events of default, both of CIT and Garrison have reserved their respective rights to exercise any and all remedies available to them under their respective agreements and have demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan facility and the revolving credit facility, we are also in default of our subordinated convertible notes issued to the former equity owners of Hudson because we are prohibited from making any payments under the subordinated convertible notes. We are also prohibited from making any buy-out payments to Mr. Dahan. On February 10, 2015, we received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT. We are currently in discussions with Garrison and CIT regarding a resolution to the defaults and events of default, including refinancing some or all of the debt and/or amendments to some or all of the existing agreements. However, there can be no assurance that we will be able to refinance or that the requested amendments will be granted on terms acceptable to us or at all.  On June 26, 2015, we entered into forbearance agreements and amendments to the revolving and term loan credit agreements with Garrison and CIT.  Under the terms of the forbearance, the lenders have agreed to forbear from exercising certain of their respective rights and remedies with respect to each existing default (generally defined as existing and certain future anticipated or possible events of default) for a period of time.

For the remainder of 2015, we believe that our growth drivers will be dependent upon the resolution of our defaults under our term loan and revolving credit agreements with Garrison and CIT, respectively, which includes the increased excess availability under our financing agreements, integration of our operations with our Hudson brand, cost savings resulting from operational benefits or synergies of the two brands, the performance of our retail stores, continued increases from our international and men’s sales, performance of our licensee’s under their respective agreements for children’s products, shoes and intimates and enhancement of products available to our customers. Since our retail expansion commenced in 2008, we currently operate 33 retail stores, 13 of which are full price retail stores and 20 of which are outlet stores. We did not open any new stores in fiscal 2014 and one full price retail store’s lease expired in the second quarter of fiscal 2014. We do not have any signed leases for store openings in 2015 or beyond. It is necessary for us to integrate the operations of Hudson in order to reduce expenses and achieve the synergies that were expected as a result of the acquisition of Hudson.

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

Subsequent Events

On June 26, 2015, we entered into a Forbearance and Amendment No. 3 to Revolving Credit Agreement, or the CIT Forbearance Agreement, with CIT.  The CIT Forbearance Agreement requires CIT and the lenders to forbear from exercising certain of their respective rights and remedies with respect to each existing default (generally defined as existing and certain future anticipated or possible events of default) under the revolving credit agreement during the forbearance period and further amends the revolving credit agreement.

Concurrent with the CIT Forbearance Agreement, we entered into a substantially similar forbearance agreement with Garrison, or the Garrison Forbearance Agreement, that also amended the term loan credit agreement.  The CIT Forbearance Agreement and Garrison Forbearance Agreement are collectively referred to as the Forbearance Agreements.

Both of the Forbearance Agreements provide that each of the lenders will forbear from exercising certain of their respective rights and remedies during the forbearance period with respect to existing defaults.  The Forbearance Period ends upon the earliest to occur of a Forbearance Default or October 15, 2015, or the Forbearance Termination Date.  The Forbearance Period is automatically extended until November 15, 2015 if at the Forbearance Termination Date no Forbearance Default has occurred and all of the milestones with respect to a sale/recapitalization process have been met, except for shareholder approval, or the Extended Forbearance Termination Date.  To induce the lenders to enter into the Garrison Forbearance Agreement, we have agreed to pay a forbearance fee of 1.35 percent of the greater of the outstanding balance of the obligations under the term loan credit agreement on (i) June 26, 2015 or (ii) the Forbearance Fee Payment Date (i.e., earliest of consummation of a sale/recapitalization transaction, acceleration of Obligations, and payment in full of Obligations).  CIT is entitled to a forbearance fee of $450,000 on the Forbearance Fee Payment Date.  If the Forbearance Period is automatically extended, we have agreed to pay Garrison an additional 0.25 percent fee and CIT an additional $125,000 fee (which, in each case, may be pro-rated for the period from October 15, 2015 until November 15, 2015, if the entire period is not needed).

As noted above, the Forbearance Agreements also provide for amendments to the revolving credit agreement and term loan credit agreement. Each Forbearance Agreement amended the definition of “Availability” under the respective revolving credit agreement and term loan credit agreement to reduce the minimum availability requirement to $4,500,000 from $7,500,000.  In addition, the CIT Forbearance Agreement modified the definition of “Eligible Accounts” to permit as eligible accounts, until the Forbearance Termination Date (as it may be extended), trade accounts owing from Nordstrom’s and its affiliates not exceeding 55% of aggregate eligible accounts. After the Forbearance Termination Date (as it may be extended), the 55 percent applicable to Nordstrom and its affiliates will revert to 45 percent.

As a result of the Forbearance Agreements, while existing defaults remain under the revolving credit agreement and term loan credit agreement, Garrison and CIT and the respective lenders must forbear from the exercise of certain rights and remedies, such as the acceleration of the obligations during the Forbearance Period. The respective Forbearance Agreements contain covenants applicable during the Forbearance Period including, among others, covenants requiring compliance with a budget and provision, on a weekly basis, of reports of actual results as compared to the budget, and continuation of the engagement of Carl Marks to provide investment banking services, including execution of the sales/recapitalization process in accordance with specified milestones and restructuring advice. The sales/recapitalization process refers to the sale of substantially all of the assets or the obtaining of financing sufficient to satisfy all obligations under the respective credit agreements. The milestones relate to certain deadlines to achieve various steps in connection with a proposed merger/acquisition transaction.

On July 6, 2015, our board of directors approved and adopted Amended and Restated Bylaws, or the Amended and Restated Bylaws, which amend and restate the provisions of our existing bylaws in their entirety. The Amended and Restated Bylaws provide, among other things, that: (i) to bring any business before an annual meeting, a stockholder must give our Secretary written notice no later than the close of business on the 90th day and no earlier than the opening of business on the 120th day before the anniversary of the preceding annual stockholder’s meeting; provided, however, that if the annual meeting is set more than 30 days earlier or more than 60 days later than such anniversary date, notice by the stockholder must be received no earlier than the opening of business on the 120th day before the meeting and no later than the later of the close of business on the 90th day before the meeting or the close of business on the 10th day following public disclosure of the date of the annual meeting. Notwithstanding the previous sentence, for purposes of determining whether a stockholder’s notice shall have been received in a timely manner for the annual meeting of stockholders in 2015, to be timely, a stockholder’s notice must have been received not later than the close of business on August 15, 2015, nor earlier than the opening of business on July 15, 2015. Any stockholder proposal will be deemed to have satisfied the advance notice requirements if the stockholder has notified us of their intention to present a proposal at an annual meeting in compliance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended, and such stockholder’s proposal has been included in our proxy statement; (ii) any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of the stockholders and may not be effected by written consent in lieu of meeting; (iii) we will, to the fullest extent permitted by law, indemnify our current and former directors and officers against all liability incurred in connection with any threatened, pending or completed proceeding; provided, however, that an eligible director or officer will be indemnified by us in connection with a proceeding initiated by such person only if the proceeding was authorized by the board; and (iv) the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for certain actions brought on behalf of or against us, unless we consent in writing to an alternative forum.

Comparison of Three Months Ended May 31, 2015 to Three Months Ended May 31, 2014

	Three months ended
	( dollar values in thousands )
	May 31, 2015	May 31, 2014	$ Change	% Change

Net sales	$47,229	$48,167	$(938)	(2)%
Cost of goods sold	27,835	25,594	2,241	9%
Gross profit	19,394	22,573	(3,179)	(14)%
Gross margin	41%	47%

Selling, general & administrative	17,781	18,125	(344)	(2)%
Depreciation & amortization	996	1,160	(164)	(14)%
Operating income	617	3,288	(2,671)	(81)%

Interest expense	3,944	3,355	589	18%
Other income	—	(4,818)	4,818	100%
Income (loss) before provision for taxes	(3,327)	4,751	(8,078)	(170)%

Income tax expense	22	2,412	(2,390)	(99)%

Net income (loss) and comprehensive income (loss)	$(3,349)	$2,339	$(5,688)	(243)%

Three Months Ended May 31, 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	( dollar values in thousands )
	May 31, 2015	May 31, 2014	$ Change	% Change
Net sales:
Wholesale	$39,984	$40,401	$(417)	(1)%
Retail	7,245	7,766	(521)	(7)%
	$47,229	$48,167	$(938)	(2)%

Gross profit:
Wholesale	$14,307	$17,218	$(2,911)	(17)%
Retail	5,087	5,355	(268)	(5)%
	$19,394	$22,573	$(3,179)	(14)%

Operating income (loss):
Wholesale	$8,394	$11,560	$(3,166)	(27)%
Retail	99	103	(4)	(4)%
Corporate and other	(7,876)	(8,375)	499	6%
	$617	$3,288	$(2,671)	(81)%

For the three months ended May 31, 2015, or the second quarter of fiscal 2015, our net sales decreased to $47,229,000 from $48,167,000 for the three months ended May 31, 2014, or the second quarter fiscal 2014, a two percent decrease.  We had operating income of $617,000 compared to $3,288,000 for the second quarter of fiscal 2014.

Net Sales

Our overall net sales decreased to $47,229,000 for the second quarter of fiscal 2015 from $48,167,000 for the second quarter of fiscal 2014, a two percent decrease.  Sales of our men’s and women’s denim bottoms continue to be impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms.  Both brands have been focusing on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.

More specifically, our wholesale net sales decreased to $39,984,000 for the second quarter of fiscal 2015 from $40,401,000 for the second quarter of fiscal 2014, a one percent decrease.  This decrease in our wholesale sales is primarily attributed to a decrease in wholesale sales from Hudson® of $563,000, or three percent, compared to the first quarter of fiscal 2014.

Our retail net sales decreased to $7,245,000 for the second quarter of fiscal 2015 from $7,766,000 for the second quarter of fiscal 2014, a seven percent decrease.  The primary reason for this decrease included a $735,000 decrease in retail sales from Joe’s® retail sales mostly due to lower traffic, which was partially offset by a $214,000 increase in Hudson’s® e-shop sales.  Same store sales, which includes Joe’s® stores opened at least 12 months and our Joe’s® e-shop, decreased by 10 percent.   Same store sales for our brick and mortar Joe’s® stores decreased by 14 percent.  Same store sales for our Joe’s® e-shop increased by 27 percent and same store sales for our Hudson® e-shop increased by 26 percent.

Gross Profit

Our gross profit decreased to $19,394,000 for the second quarter of fiscal 2015 from $22,573,000 for the second quarter of fiscal 2014, a 14 percent decrease.  Our overall gross margin percentage decreased to 41 percent for the second quarter of fiscal 2015 from 47 percent for the second quarter of fiscal 2014.  Our overall gross margin percentage for the second quarter of fiscal 2015 was negatively impacted by an inventory write down of $1,858,000 to the lower of cost or market for finished goods inventory as we continued to liquidate aged inventory.  There were no inventory write downs in the second quarter of fiscal 2014.

Our wholesale gross profit decreased to $14,307,000 for the second quarter of fiscal 2015 from $17,218,000 for the second quarter of fiscal 2014, a 17 percent decrease.  Our wholesale gross profit decreased for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 due to lower wholesale sales, additional inventory write down for finished goods and liquidation sales related to aged inventory.  Our wholesale gross margin percentage for the second quarter of fiscal 2015 decreased to 36 percent compared to 43 percent for the prior year comparable period.  The decrease in gross margin percentage is mostly attributed to additional inventory write down for finished goods, as we continue to monitor and make adjustments, as necessary and liquidation sales related to aged inventory.

Our retail gross profit decreased to $5,087,000 for the second quarter of fiscal 2015 from $5,355,000 for the second quarter of fiscal 2014, a five percent decrease.  Our gross margin percentage was 70 percent for the second quarter of fiscal 2015 compared to 69 percent for the second quarter of fiscal 2014, and increased due to less promotional activity at our retail stores than the prior year comparable period.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses, including depreciation and amortization, decreased to $18,777,000 for the second quarter of fiscal 2015 from $19,285,000 for the second quarter of fiscal 2014, a three percent decrease.  Our SG&A expenses were impacted by additional fees of $1,061,000 in connection with investment banking, restructuring and legal advice related to the evaluation of our strategic alternatives in connection with the default under our term loan and revolving credit agreements.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, fees associated with the evaluation of our strategic alternatives related to the default under our term loan and revolving credit agreements, expenses related to Hudson’s operation as our subsidiary and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $5,913,000 for the second quarter of fiscal 2015 from $5,658,000 for the second quarter of fiscal 2014, or a five percent increase.  Our wholesale SG&A expense was slightly higher in the second quarter of fiscal 2015 mostly due to a reserve for bad debt expense for Hudson associated with one of its international distributors.

Our retail SG&A expense decreased to $4,988,000 for the second quarter of fiscal 2015 from $5,252,000 for the second quarter of fiscal 2014, a five percent decrease.  Our retail SG&A expense decreased mostly due to lower salary and operating supply costs.

Our corporate and other SG&A expense decreased to $7,876,000 for the second quarter of fiscal 2015 from $8,375,000 for the second quarter of fiscal 2014, a six percent decrease.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson.  Our decrease in SG&A expenses was attributable to lower corporate operating expenses, which were mostly offset by additional fees of $1,061,000 in connection with investment banking, restructuring and legal advice related to strategic alternatives in connection with the default under our term loan and revolving credit agreements.

Operating Income (Loss)

We had operating income of $617,000 for the second quarter of fiscal 2015 compared to $3,288,000 for the second quarter of fiscal 2014.  Our decrease in operating income was primarily due to lower wholesale sales and gross profit as discussed above.

Our wholesale operating income decreased to $8,394,000 in the second quarter of fiscal 2015 from $11,560,000 for the second quarter of fiscal 2014, a 27 percent decrease.  We had retail operating income of $99,000 in the second quarter of fiscal 2015 compared to $103,000 in the second quarter of fiscal 2014.  Corporate operating loss decreased to $7,876,000 for the second quarter of fiscal 2015 from $8,375,000 for the second quarter of fiscal 2014.

Interest Expense

Our interest expense increased to $3,944,000 for the second quarter of fiscal 2015 from $3,355,000 for the second quarter of fiscal 2014.  Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT and Garrison, interest expense and PIK interest from our convertible notes and amortization of debt discounts and deferred financing costs associated with the finance arrangements resulting from the Hudson acquisition.  Effective retroactively to October 1, 2014, we began paying additional interest to both CIT and Garrison, respectively, due to the default under the respective agreements. We pay to CIT an additional two percent interest and to Garrison an additional two percent interest.

Other Income

Other income represents the benefit due to the change in fair value of the embedded conversion derivative from February 28, 2014 to May 8, 2014 of $4,818,000.

Income Tax

Our effective tax rate was an expense of negative one percent for the second quarter of fiscal 2015 compared to 51 percent for the second quarter of fiscal 2014.  The decreased effective tax rate for the second quarter of fiscal 2015 resulted from our loss before provision for taxes being subject to a valuation allowance.  Differences between our annualized effective tax rate and statutory tax rate are primarily due to state taxes and the valuation allowance.

Net (Loss) Income and Comprehensive (Loss) Income

We generated a net loss of $3,349,000 for the second quarter of fiscal 2015 compared to net income of $2,339,000 for the second quarter of fiscal 2014.

Comparison of Six Months Ended May 31, 2015 to Six Months Ended May 31, 2014

	Six months ended
	( dollar values in thousands )
	May 31, 2015	May 31, 2014	$ Change	% Change

Net sales	$90,246	$95,511	$(5,265)	(6)%
Cost of goods sold	52,753	51,453	1,300	3%
Gross profit	37,493	44,058	(6,565)	(15)%
Gross margin	42%	46%

Selling, general & administrative	38,102	37,077	1,025	3%
Depreciation & amortization	2,008	2,387	(379)	(16)%
Operating income (loss)	(2,617)	4,594	(7,211)	(157)%

Interest expense	7,828	6,676	1,152	17%
Other income	—	(2,268)	2,268	100%
Income (loss) before provision for taxes	(10,445)	186	(10,631)	(5,716)%

Income tax expense	14,499	25	14,474	57,896%

Net income (loss) and comprehensive income (loss)	$(24,944)	$161	$(25,105)	(15,593)%

Six Months Ended May 31, 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Six months ended
	( dollar values in thousands )
	May 31, 2015	May 31, 2014	$ Change	% Change

Net sales:
Wholesale	$75,445	$80,016	$(4,571)	(6)%
Retail	14,801	15,495	(694)	(4)%
	$90,246	$95,511	$(5,265)	(6)%

Gross profit:
Wholesale	$27,582	$33,978	$(6,396)	(19)%
Retail	9,911	10,080	(169)	(2)%
	$37,493	$44,058	$(6,565)	(15)%

Operating income (loss):
Wholesale	$16,186	$21,931	$(5,745)	(26)%
Retail	(508)	(885)	377	43%
Corporate and other	(18,295)	(16,452)	(1,843)	(11)%
	$(2,617)	$4,594	$(7,211)	(157)%

For the six months ended May 31, 2015, our net sales decreased to $90,246,000 from $95,511,000 for the six months ended May 31, 2014, a six percent decrease.  We had an operating loss of $2,617,000 for the six months ended May 31, 2015 compared to operating income of $4,594,000 for the six months ended May 31, 2014.

Net Sales

Our net sales decreased to $90,246,000 for the six months ended May 31, 2015 from $95,511,000 for the six months ended May 31, 2014, a six percent decrease.

More specifically, our wholesale net sales decreased to $75,445,000 for the six months ended May 31, 2015 compared to $80,016,000 for the six months ended May 31, 2014, a six percent decrease.  This decrease in our wholesale sales is primarily attributed to a decrease in both our domestic men’s and women’s wholesale and international sales.  The decreases were partially offset by a $613,000 increase in sales from our else™ brand, as we continued to sell some of our inventory internationally.  We continue to believe that the future of the else™ brand is limited.

Our retail net sales decreased to $14,801,000 for the six months ended May 31, 2015 compared to $15,495,000 for the six months ended May 31, 2014, a four percent decrease.  The primary reason for this decrease included a $778,000 decrease in retail sales from Joe’s® retail sales, which was partially offset by an $84,000 increase in Hudson’s® e-shop sales.  Same store sales, which includes Joe’s® stores opened at least 12 months and our Joe’s® e-shop, decreased by four percent.  Same store sales for our brick and mortar Joe’s® stores decreased by eight percent.  Same store sales for our Joe’s® e-shop increased by 22 percent and same store sales for our Hudson® e-shop increased by four percent.

Gross Profit

Our gross profit decreased to $37,493,000 for the six months ended May 31, 2015 compared to $44,058,000 for the six months ended May 31, 2014, a 15 percent decrease.  Our overall gross margin was 42 percent for the six months ended May 31, 2015 compared to 46 percent for the six months ended May 31, 2014.

Our wholesale gross profit decreased to $27,582,000 for the six months ended May 31, 2015 compared to $33,978,000 for the six months ended May 31, 2014, a 19 percent decrease.  Our wholesale gross profit decreased for the six months ended May 31, 2015 compared to the six months ended May 31, 2014 due to lower wholesale sales, $2,723,000 of additional inventory write down for finished goods and fabric, and liquidation sales related to aged inventory.  Our wholesale gross margin percentage for the six months ended May 31, 2015 decreased to 37 percent compared to 43 percent for the prior year comparable period.  The decrease in gross margin percentage is mostly attributed to additional inventory write down for finished goods and fabric, as we continue to monitor and make adjustments, as necessary, and liquidation sales related to aged inventory.

Our retail gross profit decreased to $9,911,000 for the six months ended May 31, 2015 compared to $10,080,000 for the six months ended May 31, 2014, a two percent decrease.  Our gross margin percentage was 67 percent for the six months ended May 31, 2015 compared to 65 percent for the six months ended May 31, 2014, and increased primarily due to less promotional activity in our retail stores than during the prior year comparative period.

Selling, General and Administrative Expense, including Depreciation and Amortization

SG&A expenses increased to $40,110,000 for the six months ended May 31, 2015 compared to $39,464,000 for the six months ended May 31, 2014, a two percent increase.  Our SG&A expenses increase was attributable to additional fees in connection with investment banking, restructuring and legal advice related to the evaluation of our strategic alternatives in connection with the default under our term loan and revolving credit agreements.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, fees associated with the evaluation of our strategic alternatives related to the default under our term loan and revolving credit agreements, expenses related to Hudson’s operation as our subsidiary and also includes depreciation and amortization.  Due to these additional expenses, our SG&A expenses increased correspondingly for the six months ended May 31, 2015.

Our wholesale SG&A expense decreased to$11,396,000 for the six months ended May 31, 2015 compared to $12,047,000 for the six months ended May 31, 2014, a five percent decrease.  Our wholesale SG&A expense was lower in the six months ended May 31, 2015 mostly due to lower sample, commission, employee costs and depreciation expense, which were partially offset by a reserve for bad debt expense for Hudson® associated with one of its international distributors.

Our retail SG&A expense decreased to $10,419,000 for the six months ended May 31, 2015 compared to $10,965,000 for the six months ended May 31, 2014, a five percent decrease.  Our retail SG&A expense decreased mostly due to the costs associated with operating one less store between the end of the six months ended May 31, 2014 and the end of six months ended May 31, 2015, which included additional store payroll, store rents and depreciation expense.

Our corporate and other SG&A expense increased to $18,295,000 for the six months ended May 31, 2015 compared to $16,452,000 for the six months ended May 31, 2014, an 11 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson.  Our increase in SG&A expenses was attributable to additional fees of $2,819,000 associated with the separation and consulting agreement with our former President and Chief Executive Officer, the severance agreement with the President of our Hudson subsidiary and additional fees in connection with investment banking, restructuring and legal advice related to strategic alternatives in connection with the default under our term loan and revolving credit agreements.

Operating (Loss) Income

We had an operating loss of $2,617,000 for the six months ended May 31, 2015 compared to operating income $4,594,000 for the six months ended May 31, 2014.  Our shift to an operating loss from operating income was primarily due to lower wholesale sales and gross profit and additional corporate operating expenses as discussed above.

Our wholesale operating income decreased to $16,186,000 for the six months ended May 31, 2015 from $21,931,000 in the six months ended May 31, 2014, a 26 percent decrease.  We generated a retail operating loss of $508,000 for the six months ended May 31, 2015 compared to $885,000 in the six months ended May 31, 2014.  Corporate operating loss increased to $18,295,000 for the six months ended May 31, 2015 from $16,452,000 for the six months ended May 31, 2014.

Interest Expense

Our interest expense increased to $7,828,000 for the six months ended May 31, 2015 from $6,676,000 for the six months ended May 31, 2014.  Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT and Garrison, interest expense and PIK interest from our convertible notes and amortization of debt discounts and deferred financing costs associated with the finance arrangements resulting from the Hudson acquisition.  Effective retroactively to October 1, 2014, we began paying additional interest to both CIT and Garrison, respectively, due to the default under the respective agreements. We pay to CIT an additional two percent interest and to Garrison an additional two percent interest.

Other Income

Other income represents the income due to the change in fair value of the embedded conversion derivative from November 30, 2014 to May 31, 2014 of $2,268,000 for the six months ended May 31, 2014.

Income Tax

Our effective tax rate was an expense of negative 139 percent for the six months ended May 31, 2015 compared to 14 percent for the six months ended May 31, 2014.  The decreased effective tax rate for the six months ended May 31, 2015 resulted from the discrete adjustment related to the valuation allowance that was recognized during the first quarter.  Differences between our annualized effective tax rate and statutory tax rate are primarily due to state taxes and the valuation allowance.  For the first quarter of fiscal 2015, the valuation allowance associated with deferred taxes as of November 30, 2014, increased by $14,481,000.  We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of February 28, 2015. Due to a review of operating performance for the quarter and a change in business strategy, which included the disposal of certain assets that have a fair value in excess of tax basis, we increased our valuation allowance by $14,481,000 as of February 28, 2015.

Net (Loss) Income and Comprehensive (Loss) Income

Our net loss was $24,944,000 for the six months ended May 31, 2015 compared to net income of $161,000 for the six months ended May 31, 2014.

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

For the six months ended May 31, 2015, we generated $10,841,000 of cash flow from operations mostly from the collection of receivables.  Cash flow used in financing activities consisted of $10,518,000 of repayments under our revolving credit facility.  We made payments of $51,000 for taxes on restricted stock units and we purchased $117,000 in restricted stock.  We used $381,000 in investing activities for the purchase of property and equipment.  Our cash balance decreased to $828,000 as of May 31, 2015.

Under the amended and restated factoring agreement entered into on September 30, 2013, we continue to sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services.  We pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice.  The interest rate associated with borrowings equals the interest rate then in effect for “Revolving A Loans” pursuant to the revolving credit agreement.  As of May 31, 2015, that interest rate was approximately 2.75 percent.  The amended and restated factoring agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter and remains effective until terminated.

As of May 31, 2015, our cash balance was $828,000 and our borrowing base cash availability with CIT was approximately $11,500,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  As of May 31, 2015, our revolving credit facility had a balance of $20,820,000.

For the remainder of fiscal 2015, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest and additional interest at the default rates, required to be made under our amended and restated factoring facility, revolving credit agreement, term loan credit agreement and convertible notes; (iii) working capital necessary to fund inventory purchases; (iv) capital expenditures to support integration costs with Hudson; (v) payments related to restructuring and advice of our financial and legal advisors related to strategic alternatives; (vi) financing extensions of trade credit to our customers; (vii) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him, including any additional payments not made during the period we were prohibited from making payments; and (viii) payments for expenses associated with the integration of Hudson into one facility and one consolidated company with operating divisions. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our revolving credit agreement with CIT, which includes the amended and restated factoring facility.

Based on our cash on hand, cash flow from operations and the expected borrowing availability under the revolving credit agreement with CIT based upon our borrowing base and sales forecasts and assuming Garrison and CIT do not exercise any and all remedies available to them under their respective agreements due to the default, including demanding repayment of all principal and interest due under the respective agreements, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2015. However, if Garrison or CIT demand repayment of all principal and interest due under their respective agreements, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements. However, there can be no assurance that other financings will be available if needed. Our inability to fulfill any interim working capital requirements raises a substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

In connection with the quarterly interest payments payable on January 1, 2014, April 1, 2014, July 1, 2014, October 1, 2014, January 1, 2015 and April 1, 2015 we issued a total of approximately $218,000, $215,000, $219,000, $223,000, $225,000 and $221,000, respectively, in the aggregate principal amount of convertible notes as PIK Notes to the holders of the convertible notes. In addition, because we are prohibited from making any payments under the subordinated convertible notes, we did not pay the quarterly interest payment on January 1, 2015 and are accruing at an additional two or two and one-half percent interest under the default rate of the agreements, respectively.

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

The revolving credit facility contains usual and customary negative covenants for transactions of this type, including, but not limited to: restrictions on our ability and our subsidiaries’ ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the revolving credit agreement.

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

As of May 31, 2015, we were not in compliance with the covenants under the revolving credit agreement as a result of an event of default under the term loan credit agreement. As of November 30, 2014 and February 28, 2015, we were out of compliance with (i) the minimum fixed charge coverage ratio of 1.09x; (ii) the covenant to timely deliver the financial plan and forecast for 2015; and (iii) the minimum fixed charge coverage ratio of 1.15x.  As of May 31, 2015, we were out of compliance with the minimum fixed charge coverage ratio of 1.20x.

See “Subsequent Events” above for a discussion of the forbearance agreements and amendments to the revolving credit and term loan credit agreements entered into with CIT and Garrison.

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

The term loan credit agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to: restrictions on our ability and our subsidiaries’ ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the term loan credit agreement.

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

As of May 31, 2015, we were not compliance with the covenants under the term loan credit agreement. Under the term loan credit agreement, an event of default has occurred. The minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300; (ii) October 31, 2014 of $22,991,900; (iii) November 30, 2014 of $23,417,800 were not met; and (iv) the financial plan and forecast for 2015 was not timely delivered.  In addition, as of November 30, 2014 and February 28, 2015, we were out of compliance with the (i) minimum fixed charge coverage ratio of 1.09x; (ii)  maximum leverage ratio of 3.21x; (iii) minimum fixed charge coverage ratio of 1.15x; and (iv) maximum leverage ratio of 3.00x.  As of May 31, 2015, we were also out of compliance with the (i) minimum fixed charge coverage ratio of 1.20x and (ii)  maximum leverage ratio of 2.75x.

See “Subsequent Events” above for a discussion of the forbearance agreements and amendments to the revolving credit and term loan credit agreements entered into with CIT and Garrison.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of May 31, 2015, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of May 31, 2015 and November 30, 2014 was $2,099,000 and $1,676,000, respectively, for non-factored accounts receivables.

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

Our annual impairment testing date is September 30 of each year or when circumstances indicate their carrying value may not be recoverable.  Based on our under-performance in the fourth quarter of fiscal 2014, we determined that it was appropriate to perform an impairment testing as of November 30, 2014. Based on our testing we determined that the goodwill allocated to our Hudson wholesale reporting unit was impaired by $23,585,000, and there was no impairment of our other indefinite-lived intangible assets.  As of February 28, 2015, we also determined that a triggering event had occurred due to the decline in our market capitalization and tested our goodwill and other indefinite-lived assets for impairment and determined that there was no impairment.

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

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC amendments. The ASC amendments establish new requirements for management to evaluate a company’s ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

In May 2015, FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115, or ASU 2015-08. The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115, or SAB 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Condensed Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. We believe the adoption of ASU 2015-03 will not have a material effect on our consolidated financial statements.

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

Credit Risk

We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of May 31, 2015.

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

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2015, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosure.

Not Applicable.

Item 5.                                                         Other Information.

(a)                                 None.

(b)                                 On July 6, 2015, in connection with the approval and adoption of Amended and Restated Bylaws, our board of directors adopted new procedures by which security holders may recommend nominees to our board of directors.  The Amended and Restated Bylaws provide, among other things, that to bring any business before an annual meeting, a stockholder must give our Secretary written notice no later than the close of business on the 90th day and no earlier than the opening of business on the 120th day before the anniversary of the preceding annual stockholder’s meeting; provided, however, that if the annual meeting is set more than 30 days earlier or more than 60 days later than such anniversary date, notice by the stockholder must be received no earlier than the opening of business on the 120th day before the meeting and no later than the later of the close of business on the 90th day before the meeting or the close of business on the 10th day following public disclosure of the date of the annual meeting. Notwithstanding the previous sentence, for purposes of determining whether a stockholder’s notice shall have been received in a timely manner for the annual meeting of stockholders in 2015, to be timely, a stockholder’s notice must have been received not later than the close of business on August 15, 2015, nor earlier than the opening of business on July 15, 2015. Any stockholder proposal will be deemed to have satisfied the advance notice requirements if the stockholder has notified us of their intention to present a proposal at an annual meeting in compliance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended, and such stockholder’s proposal has been included in our proxy statement.

All stockholder nominations, in addition to meeting the notice requirements above, must set forth (i) as to each person whom the stockholder proposes to nominate for election as a director (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class or series and number of shares of capital stock that are owned of record or are directly or indirectly owned beneficially by the person, (D) any derivative instrument directly or indirectly owned beneficially by such nominee and any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of shares and (E) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder.  In addition to complying with all applicable rules and regulations related to securities laws, the stockholder giving notice must provide certain information related to himself or herself as set forth in the Amended and Restated Bylaws along with a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.  The stockholder (or a qualified representative of the stockholder) must also appear at the meeting of stockholders to present the nomination, otherwise such nomination shall be disregarded, notwithstanding that proxies may have been received.

If the Board or the chairman of the meeting of stockholders determines that any nomination was not made in accordance with the Amended and Restated Bylaws, then such nomination shall not be considered at the meeting.

Item 6.                                                         Exhibits.

Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
3.2	Amended and Restated Bylaws of Joe’s Jeans Inc., adopted as of July 6, 2015.	Exhibit 3.2 to the Current Report on Form 8-K filed on July 8, 2015

10.1

Forbearance and Amendment No. 3 to Revolving Credit Agreement, dated as of June 26, 2015, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent, and the lenders party thereto.

Exhibit 10.5 to the Current Report on Form 8-K filed on July 1, 2015

10.2

Forbearance Agreement, dated as of June 26, 2015, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, Garrison Loan Agency Services LLC, as administrative agent, and collateral agent, and the lenders party thereto.

Exhibit 10.6 to the Current Report on Form 8-K filed on July 1, 2015

10.3	Employment Agreement by and between Joe’s Jeans Inc. and Hamish Sandhu dated July 2, 2015	Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2015

10.4

Amendment No. 2 to Revolving Credit Agreement, dated as of April 23, 2015, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent.

Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2015.

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

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and six months ended May 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at May 31, 2015 and November 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2015 and 2014, (iv) Condensed Consolidated Statements Stockholders’ Equity as of May 31, 2015 and 2014 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

July 10, 2015	/s/ Samuel J. Furrow
Samuel J. Furrow
Interim Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

July 10, 2015	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
3.2	Amended and Restated Bylaws of Joe’s Jeans Inc., adopted as of July 6, 2015.	Exhibit 3.2 to the Current Report on Form 8-K filed on July 8, 2015

10.1

Forbearance and Amendment No. 3 to Revolving Credit Agreement, dated as of June 26, 2015, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent, and the lenders party thereto.

Exhibit 10.5 to the Current Report on Form 8-K filed on July 1, 2015

10.2

Forbearance Agreement, dated as of June 26, 2015, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, Garrison Loan Agency Services LLC, as administrative agent, and collateral agent, and the lenders party thereto.

Exhibit 10.6 to the Current Report on Form 8-K filed on July 1, 2015

10.3	Employment Agreement by and between Joe’s Jeans Inc. and Hamish Sandhu dated July 2, 2015	Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2015

10.4

Amendment No. 2 to Revolving Credit Agreement, dated as of April 23, 2015, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent.

Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2015.

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

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and six months ended May 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at May 31, 2015 and November 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2015 and 2014, (iv) Condensed Consolidated Statements Stockholders’ Equity as of May 31, 2015 and 2014 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith