Form 10-Q
period 2015-08-31
JOE'S JEANS INC.
filed 2015-10-13
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of October 13, 2015 was 69,968,208.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	August 31, 2015	November 30, 2014
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$368	$1,054
Accounts receivable, net	142	1,279
Factored accounts receivable, net	8,518	11,105
Inventories, net	15,350	25,354
Deferred income taxes, net	5,786	6,065
Prepaid expenses and other current assets	1,512	1,212
Current portion of assets held for sale	72,532	57,050
Total current assets	104,208	103,119

Property and equipment, net	1,832	2,897
Goodwill	8,394	8,394
Intangible assets	55,022	56,773
Deferred financing costs	1,295	1,611
Other assets	778	881
Assets held for sale, net of current portion	—	30,274

Total assets	$171,529	$203,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,797	$12,477
Buy-out payable	3,277	3,277
Line of credit	19,587	31,338
Short-term debt	59,183	59,003
Current portion of liabilities held for sale	4,623	10,854
Total current liabilities	100,467	116,949

Convertible notes	26,762	24,733
Deferred income taxes, net	18,373	17,765
Deferred rent	2,981	2,830
Other liabilities	393	643
Long-term liabilities held for sale	—	32
Total liabilities	148,976	162,952

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 70,802 shares issued and 69,968 outstanding (2015) and 69,822 shares issued and 69,298 outstanding (2014)	7,082	6,984
Additional paid-in capital	111,870	111,010
Accumulated deficit	(92,964)	(73,679)
Treasury stock, 834 shares (2015), 524 shares (2014)	(3,435)	(3,318)
Total stockholders’ equity	22,553	40,997

Total liabilities and stockholders’ equity	$171,529	$203,949

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three months ended		Nine months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
	(unaudited)		(unaudited)
Net sales	$18,865	$25,718	$61,266	$68,957
Cost of goods sold	10,542	13,279	35,190	36,301
Gross profit	8,323	12,439	26,076	32,656

Operating expenses
Selling, general and administrative	11,443	10,585	34,895	31,220
Depreciation and amortization	799	905	2,448	2,728
Retail stores impairment	470	332	470	332
	12,712	11,822	37,813	34,280
Operating income (loss)	(4,389)	617	(11,737)	(1,624)
Other income	—	—	—	(2,268)
Interest expense	1,700	1,279	4,637	3,796
Income (loss) from continuing operations, before provision for income taxes	(6,089)	(662)	(16,374)	(3,152)
Income tax expense (benefit)	(12,801)	(174)	1,698	(860)
Income (loss) from continuing operations	6,712	(488)	(18,072)	(2,292)

Income (loss) from discontinued operations, net of tax	(1,053)	764	(1,213)	2,729

Net income (loss) and comprehensive income (loss)	$5,659	$276	$(19,285)	$437

Earnings (loss) per common share - basic
Earnings (loss) from continuing operations	0.10	(0.01)	(0.26)	(0.03)
Earnings (loss) from discontinued operations	(0.02)	0.01	(0.02)	0.04
Earnings (loss) per common share - basic	$0.08	$0.00	$(0.28)	$0.01

Earnings (loss) per common share - diluted
Earnings (loss) from continuing operations	$0.10	$(0.01)	$(0.26)	$(0.03)
Earnings (loss) from discontinued operations	(0.02)	0.01	(0.02)	0.04
Earnings (loss) per common share - diluted	$0.08	$0.00	$(0.28)	$0.01

Weighted average shares outstanding
Basic	69,614	68,362	69,314	68,151
Diluted	69,620	68,880	69,314	68,935

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	August 31, 2015	August 31, 2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$4,036	$(2,793)
Net cash (used in) provided by discontinued operations	7,665	(3,652)
Net cash (used in) provided by operating activities	11,701	(6,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(102)	(95)
Business acquisition	—	(418)
Net cash used in continuing investing activities	(102)	(513)
Net cash used in discontinued investing activities	(349)	(470)
Net cash used in investing activities	(451)	(983)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from line of credit	(4,435)	5,365
Payments of promissory note	—	(1,235)
Repayment of term loan	—	(75)
Payment of taxes on restricted stock units	(68)	(343)
Purchase of restricted stock	(117)	(227)
Net cash (used in) provided by continuing financing activities	(4,620)	3,485
Cash (used in) provided by discontinued financing activities	(7,316)	4,122
Net cash (used in) provided by financing activities	(11,936)	7,607

NET CHANGE IN CASH AND CASH EQUIVALENTS	(686)	179

CASH AND CASH EQUIVALENTS, at beginning of period	1,054	785

CASH AND CASH EQUIVALENTS, at end of period	$368	$964

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2013	68,878	$6,890	$107,933	$(45,963)	$(3,091)	$65,769
Net income and comprehensive income (unaudited)	—	—	—	437	—	437
Embedded conversion feature net of taxes (unaudited)	—	—	2,058	—	—	2,058
Stock repurchase (unaudited)	—	—	—	—	(227)	(227)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	595	—	—	595
Issuance of restricted stock (unaudited)	889	89	(89)	—	—	—
Balance, August 31, 2014 (unaudited)	69,767	$6,979	$110,497	$(45,526)	$(3,318)	$68,632

Balance, November 30, 2014	69,822	$6,984	$111,010	$(73,679)	$(3,318)	$40,997
Net income and comprehensive income (unaudited)	—	—	—	(19,285)	—	(19,285)
Embedded conversion feature net of taxes (unaudited)	—	—	—		—	—
Stock repurchase (unaudited)	—	—	—	—	(117)	(117)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	958	—	—	958
Issuance of restricted stock (unaudited)	980	98	(98)	—	—	—
Balance, August 31, 2015 (unaudited)	70,802	$7,082	$111,870	$(92,964)	$(3,435)	$22,553

See accompanying notes to condensed consolidated financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Joe’s® and Hudson®. Our primary current operating subsidiaries are Joe’s Jeans Subsidiary, Inc. (“Joe’s Jeans Subsidiary”) and Hudson Clothing, LLC (“Hudson”). In addition, we have other subsidiaries, including Joe’s Jeans Retail Subsidiary, Inc., Innovo West Sales, Inc., Hudson Clothing Holdings, Inc. and HC Acquisition Holding, Inc. All significant inter-company transactions have been eliminated. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.  On September 11, 2015, we completed the sale of certain of our operating and intellectual property assets related to the Joe’s® brand and business to two separate purchasers for an aggregate purchase price of $80 million, the proceeds of which were used to repay all of our indebtedness outstanding under our term loan credit agreement with Garrison Loan Agency Service LLC and a portion of our indebtedness outstanding under our revolving credit agreement with CIT Commercial Services, Inc., a unit of CIT Group.  See “Note 2 — Subsequent Events” for additional information related to this and other transactions.  As a result, we reported the operating results of our Joe’s business in “Income (loss) from discontinued operations, net of tax” in our condensed consolidated statements of net loss and comprehensive loss for all periods presented.  In addition, the assets and liabilities associated with our Joe’s business are reported as held for sale (discontinued operations), in the condensed consolidated balance sheets for all periods presented. (see “Note 3— Discontinued Operations”).  Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect our continuing operations.

Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of Hudson® products to retailers, specialty stores and international distributors, includes revenue from licensing agreements and records expenses from sales, trade shows, distribution, product samples and customer service departments. Our Retail segment is comprised of sales to consumers through ten of our Joe’s branded full price retail stores, 11 outlet stores and through our online retail site at www.hudsonjeans.com. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands.  Sales of our Joe’s® products are reported as discontinued operations.

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly-owned subsidiaries, for the three and nine months ended August 31, 2015 and 2014 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2014 contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, or the Annual Report.  Our fiscal year end is November 30. Each fiscal year, as presented, is 52 weeks.

Going Concern

The accompanying consolidated financial statements for the year ended November 30, 2014 and three and nine  months ended August 31, 2015 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We face various uncertainties that raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

On November 6, 2014, we received an initial notice of default and event of default and demand for payment of default interest under the term loan credit facility for violating certain financial and maintenance covenants from Garrison Loan Agency Service LLC (“Garrison”). As of August 31, 2015, we were not in compliance with certain financial and maintenance covenants under the term loan credit agreement. As a result of the events of default under the term loan credit agreement, this also triggered a default and an event of default under the terms of the revolving credit agreement with CIT Commercial Services, Inc., a unit of CIT Group, (“CIT”). Both lenders reserved their respective rights to exercise any and all remedies available to them under their respective agreements and demanded payment of interest under those agreements at the default rate of interest. In addition, as a result of the events of default under the term loan credit agreement and the revolving credit agreement, we also were in default of our subordinated convertible notes issued to the former equity owners of Hudson. Under the terms of the revolving credit and term loan credit agreements, we were prohibited from making any payments under the subordinated convertible notes, but we were accruing interest on the convertible notes at the default rate. We were also prohibited from making earn-out payments to our former creative director, Mr. Dahan under his buy-out agreement.

On September 11, 2015, our indebtedness outstanding under the term loan credit agreement was fully repaid with a portion of the proceeds of the sale of certain Joe’s assets. As a result, the term loan credit agreement was paid in full and terminated on September 11, 2015. We also used a portion of the proceeds from the asset sale to repay a substantial portion of our indebtedness under the revolving credit agreement, and on September 11, 2015, we entered into an amended and restated revolving credit agreement, which waived our existing defaults, forbearance defaults and certain other defaults. See “Note 2 — Subsequent Events” for a further discussion of the asset sales, the repayment of certain obligations under our agreements with Garrison and CIT, and the terms of our amended and restated revolving credit agreement.

NOTE 2 — SUBSEQUENT EVENTS

On September 8, 2015, we entered into the definitive agreements described below (collectively, the “Transaction Agreements”) in which, subject to the completion of the conditions described below, we (i) sold certain of our operating and intellectual property assets related to the Joe’s Business to two separate purchasers for an aggregate purchase price of $80 million (the “Asset Sale”), the proceeds of which were used to repay all of our indebtedness outstanding under our term loan credit agreement with Garrison Loan Agency Service LLC and a portion of our indebtedness outstanding under our revolving credit agreement with CIT Commercial Services, Inc. (“CIT”), a unit of CIT Group; (ii) will combine our remaining business operated under the Hudson® brand with RG Parent, LLC, a Delaware limited liability company (“RG” or “Robert Graham”), pursuant to the Merger Agreement (defined below), (iii) will issue and sell $50 million of a new series of the Company’s preferred stock in a private placement to an affiliate of Tengram Capital Partners, L.P. (“TCP”); and (iv) will exchange outstanding convertible notes for a combination of cash, shares of our common stock, $0.10 par value per share (“Common Stock”), and modified convertible notes (the “Modified Convertible Notes”) (collectively, the “Merger Transactions”). RG is a portfolio company of TCP and its principal business activity involves the design, development and marketing of luxury lifestyle brand apparel products under the brand Robert Graham®.

After the completion of the Asset Sale, we expect to change our name to “Differential Brands Group Inc.”  After the completion of the Merger and the Merger Transactions, the RG equity holders will own approximately 44.8% of our Common Stock, the preferred stock owned by TCP will be convertible into approximately 22.8% of our Common Stock, the convertible noteholders will own approximately 18.2% of our Common Stock and the existing stockholders (including the outstanding equity awards under our incentive plan) will own approximately 13.5% of our Common Stock, all on a fully diluted basis, assuming the modified convertible notes are converted and calculated at the market price on September 30, 2015. In connection with the Merger and the Merger Transactions, we expect that we will enter into new financing arrangements pursuant to which we will have approximately $25 million of indebtedness outstanding under a new revolving credit facility and $50 million of indebtedness outstanding under a new term loan credit facility, the proceeds of which will be used to repay our remaining indebtedness outstanding under the revolving credit agreement with CIT and certain indebtedness owed to the holders of the convertible notes and Joseph M. Dahan. See “Risk Factors” for an additional discussion regarding the risks and uncertainties related to the Merger and Merger Transactions.

IP Asset Purchase Agreement

On September 8, 2015, we, along with Joe’s Holdings LLC, a Delaware limited liability company (“IP Assets Purchaser”), and solely for the purposes of its related guarantee, Sequential Brands Group, Inc., a Delaware corporation , entered into an asset purchase agreement (the “IP Asset Purchase Agreement”), pursuant to which, the IP Assets Purchaser, among other things, purchased certain intellectual property assets (the “Intellectual Property Assets”) used or held for use in our business operated under the brand names “Joe’s Jeans,” Joe’s,” “Joe’s JD” and “else” (the “Joe’s Business”). The aggregate purchase price was $67 million. Additionally, at the closing of the sale, the IP Assets Purchaser deposited $2.5 million to an escrow account, which will be used to defer certain costs and expenses which may be incurred by us after the closing of the transaction.

The IP Asset Purchase Agreement contains representations and warranties, covenants related to our operations and business, and indemnification rights of both parties after the closing of the transaction that are customary for transactions of this type.

We will retain and operate the 32 Joe’s® brand retail stores after the closing of the Operating Asset Purchase Agreement and the IP Asset Purchase Agreement and thereafter will proceed with the disposition of certain stores; provided, however that, certain retail stores designated by Operating Assets Purchaser will be transferred to the Operating Assets Purchaser on or prior to December 31, 2016 for no additional consideration.  Subject to certain limitations on our aggregate net liability with respect to the net costs and expenses related to the operation of the retail stores if the Merger Transactions do not close, such costs and expenses will be borne by us, the IP Assets Purchaser and the Operating Assets Purchaser.  The Operating Assets Purchaser will supply Joe’s® branded merchandise to the retail stores for resale under a license from the IP Assets Purchaser.

Operating Asset Purchase Agreement

On September 8, 2015, we, along with GBG USA Inc., a Delaware corporation (“Operating Assets Purchaser”), entered into an asset purchase agreement (the “Operating Asset Purchase Agreement” and together with the IP Asset Purchase Agreement, the “Asset Purchase Agreements”), pursuant to which, the Operating Assets Purchaser, among other things, purchased certain inventory and other assets and assume certain liabilities from us and our subsidiaries related to the Joe’s Business, including certain employees of the Joe’s Business and at a later date, specified Joe’s store leases. The aggregate purchase price was $13 million. Additionally, at the closing of the sale, the Operating Assets Purchaser deposited $1.5 million into an escrow account, which will be used to defer certain costs and expenses which may be incurred by the Company after the closing of the transaction.

The Operating Asset Purchase Agreement contains representations and warranties, covenants of the Company, and indemnification rights of both parties after the closing of the transaction that are customary for transactions of this type.

On September 11, 2015, we completed the Asset Sale of the Joe’s Business pursuant to the respective Asset Purchase Agreements.  The proceeds were used to repay all of our indebtedness outstanding under the term loan credit agreement and a portion of our indebtedness outstanding under our revolving credit agreement.

Agreement and Plan of Merger

On September 8, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JJ Merger Sub LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”), and RG, pursuant to which Merger Sub will merge with and into RG on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with RG surviving the Merger as our wholly-owned subsidiary.  Subject to the conditions set forth in the Merger Agreement, the Merger is expected to close in the fourth quarter of 2015.

At the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, all of the common units of RG (the “RG Units”) outstanding immediately prior to the Effective Time will be converted into the right to receive an aggregate of $81 million in cash (the “Aggregate Cash Consideration”) and 8,870,968 shares of Common Stock (after giving effect to a 1 for 30 reverse stock split) (the “Aggregate Stock Consideration” and, together with the Aggregate Cash Consideration, the “Aggregate Merger Consideration”). The portion of the Aggregate Merger Consideration constituting the Aggregate Cash Consideration will be reduced by an amount necessary to satisfy certain indebtedness of RG outstanding as of the Effective Time (as adjusted, the “Actual Cash Consideration” and, together with the Aggregate Stock Consideration, the “Actual Merger Consideration”).

The Merger Agreement contains customary representations, warranties and covenants of us and RG.

The completion of the Merger is subject to customary closing conditions, including, among others, (i) our stockholder approval of: (x) the issuance of Common Stock in connection with the Merger, (y) the issuance of Common Stock upon conversion of the Company’s Series A Preferred Stock (defined below) pursuant to the Stock Purchase Agreement (as defined below), and (z) a charter amendment to effect a 1 for 30 reverse stock split of our Common Stock (the “Reverse Stock Split”), (ii) consummation of the asset sales pursuant to each of the IP Asset Purchase Agreement and Operating Asset Purchase Agreement, (iii) consummation of the transactions contemplated by the Stock Purchase Agreement (defined below), (iv) consummation of the transactions contemplated by the Rollover Agreement (as defined below), (v) RG must have obtained financing or the persons who have committed to provide financing must be prepared to provide the financing immediately following the Effective Time, (vi) the Registration Statement on Form S-4 registering the Common Stock to be issued in connection with the Merger must have become effective, (vii) the Common Stock to be issued in the Merger must be authorized for listing on NASDAQ and (viii) since the date of the Merger Agreement, there must not be any changes, events, effects, developments, occurrences or state of facts that, individually or in the aggregate would reasonably be expected to have a material adverse effect on us or RG, subject to customary exceptions.

The Merger Agreement may be terminated under certain circumstances, including if the Merger has not been consummated on or before February 8, 2016.

We have agreed to pay RG a termination fee of $5.25 million, less certain expenses, if: (i) we terminate the Merger Agreement under certain circumstances and within twelve months after such termination, consummates a takeover proposal or enters into a definitive agreement with respect to a takeover proposal; (ii) the Merger Agreement is terminated by RG as a result of the Board changing its recommendation with respect to the Merger and related transactions; or (iii) the Merger Agreement is terminated by us because we have received a superior proposal and enter into a definitive agreement with respect thereto. In the event that the Merger Agreement is terminated by us because of RG’s failure to obtain financing or by RG because the Merger has not occurred by February 8, 2016 at a time that we would have the right to terminate pursuant to a financing issue and have provided notice of such right, in each case, so long as we are not in breach of certain obligations related to obtaining the financing, then RG must pay us a reverse termination fee of $7.5 million, less certain expenses they may have been previously reimbursed to us. If either party terminates the Merger Agreement as a result of the other party’s breach, then the breaching party must pay the non-breaching party up to an aggregate amount of $3 million for all of the documented out-of-pocket fees and expenses incurred in connection with the Merger Agreement and related transactions.

Stock Purchase Agreement

On September 8, 2015, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TCP Denim, LLC, a Delaware limited liability company and affiliate of TCP (the “Purchaser”), pursuant to which we will issue and sell to Purchaser immediately prior to the consummation of the Merger an aggregate of fifty thousand (50,000) shares of the Company’s preferred stock, par value $0.10 per share, designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), for an aggregate purchase price of $50 million in cash. Concurrently with the execution of the Stock Purchase Agreement, Tengram Capital Partners Fund II, L.P., a Delaware limited partnership, is entering into a limited guaranty in favor of us with respect to the obligations of the Purchaser under the Stock Purchase Agreement to pay the purchase price.

The Stock Purchase Agreement also provides that the proceeds from the sale of Series A Preferred Stock must be used for the purposes of consummating the Merger and the transactions contemplated by the Merger Agreement. The Stock Purchase Agreement provides that at the Effective Time, the applicable number of directors on our Board will resign such that only two directors on the Board immediately prior to the closing will remain on the Board immediately following the closing. Furthermore, as of the Effective Time, the Board shall appoint the three persons designated by Purchaser to fill three of such vacancies as a director.  A remaining vacancy will be filled by our chief executive officer following the Effective Time.

The following is a summary of the terms of the Series A Preferred Stock as set forth in the form of certificate of designation for the Series A Preferred Stock: (i) each share of Series A Preferred Stock entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date; additionally, if the Board declares or pays a dividend on the Common Stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as converted basis; (ii) each holder of the Series A Preferred Stock is entitled to vote on an as converted basis and together with the holders of Common Stock as a single class, subject to certain limitations; (iii) for so long as a to be determined percent of the shares of the Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect three (3) members of the Board (the “Series A Directors”), and such Series A Director may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock; (iv) the holders of the Series A Preferred Stock have separate class voting rights with respects to certain matters affecting their rights; (v) upon any liquidation event, holders of the Series A Preferred Stock are entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of Common Stock immediately prior to such liquidation event; and (vi) each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.10 (after taking into account the 1 for 30 reverse stock split).

Rollover Agreement

On September 8, 2015, we entered into a rollover agreement (the “Rollover Agreement”) with the holders of convertible notes (the “Convertible Notes”), pursuant to which they have agreed to contribute to us the Convertible Notes in exchange for the following:

•                  issuance of a number of shares of our Common Stock with a value per share of $11.10 equal to the sum (i) of a specified percentage of the principal amount of Convertible Notes held by such noteholder, which principal amount, as of July 1, 2015, is an aggregate of $33,990,538 and will be increased by any PIK interest payable in accordance with the terms of the Convertible Notes until the time that is immediately prior to the Effective Time (the “Rollover Time”), and (without duplication) and (ii) all accrued interest, including default interest as applicable, owing on 50% of the principal amount of such Convertible Notes in accordance with the terms of the Convertible Notes as of the Rollover Time, which amount, as of July 1, 2015, is an aggregate of $1,936,617 and which will continue to accrue interest in accordance with the terms of the Convertible Notes until the Rollover Time.  The holders of Convertible Notes will receive in the aggregate approximately 14.0% of our Common Stock outstanding immediately after consummation of the Merger;

•                  a cash payment to each noteholder equal to twenty-five percent (25%) of the principal amount of Convertible Notes as of the Rollover Time held by each such holder of the Convertible Notes, which principal amount, as of July 1, 2015, is an aggregate of $33,990,538, which will be increased by any PIK interest payable in accordance with the terms of the Convertible Notes until the Rollover Time; and

•                  Modified Convertible Notes with a principal amount equal to the sum of (i) a specified percentage of the principal amount of Convertible Notes as of the Rollover Time held by each holder of the Convertible Notes, which principal amount, as of July 1, 2015, is an aggregate of $33,990,538 and will be increased by any PIK interest payable in accordance with the terms of the Convertible Notes until the Rollover Time, and (without duplication) (ii) all accrued interest, including default interest as applicable, owing on 50% of the principal amount of the Convertible Notes in accordance with the terms of the Convertible Notes as of the Rollover Time, which amount, as of July 1, 2015, is an aggregate of $1,936,617 and which will continue to accrue interest in accordance with the terms of the Convertible Notes until the Rollover Time.  The holders of Convertible Notes will receive in the aggregate approximately $16.4 million outstanding principal amount of Modified Convertible Notes.

The Rollover Agreement will be automatically terminated upon termination of the Merger Agreement prior to the Rollover Time. The Rollover Agreement may also be terminated by us or by Mr. Kim and Fireman Capital CPF Hudson Co-Invest LP (“Fireman”) if the Rollover Time has not occurred prior to April 8, 2016.

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature five and a half years following the date of such note. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (to be increased to 7% as of October 1, 2016 with respect to the Modified Convertible Notes issued to Fireman), which will be payable 50% in cash and 50% in additional paid in kind (“PIK Notes”); provided, however, that we may, in our sole discretion, elect to pay 100% of such interest in cash. Beginning upon the date of issuance, the Modified Convertible Notes will be convertible by each of the holders into shares of Common Stock, cash, or a combination of cash and Common Stock, at our election.

If we elect to issue only shares of Common Stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares equal to the conversion amount divided by the market price. The conversion amount is (a) the product of (i) the market price, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The market price is the average of the closing prices for the Common Stock over the 20 trading day period immediately preceding the notice of conversion.  If we elect to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. We will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as it makes a pro rata prepayment on all of the Modified Convertible Notes.

Registration Rights Agreement

At the Effective Time, we expect to enter into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser under the Stock Purchase Agreement and the holders of the Convertible Notes party to the Rollover Agreement. Pursuant to the Registration Rights Agreement, we will provide certain demand registration rights to register the shares of Common Stock issued in connection with the Rollover Agreement, and issuable upon conversion of the Modified Convertible Notes and Series A Preferred Stock, on registration statements on Form S-1 or Form S-3, subject to certain limitations as described therein, and will also provide certain piggy back registration rights.

Voting Agreement

On September 8, 2015, we entered into a voting agreement, with RG and Joseph M. Dahan, our Creative Director and Director, pursuant to which Mr. Dahan has agreed to vote all of the Common Stock he holds in a manner so as to facilitate consummation of the Merger.  As of the date hereof, Mr. Dahan owns approximately 17% of our outstanding voting stock.

CIT Agreements

On September 11, 2015, we entered into (i) the A&R Revolving Credit Agreement (as defined below), (ii) the Reaffirmation and Amendment of Collateral Documents (as defined below), and (iii) the Reassignment and Termination Agreement (as defined below).

A portion of the proceeds of the Asset Sale (as defined below) were used to repay all of our indebtedness outstanding under the Term Loan Credit Agreement, dated September 30, 2013 (the “Term Loan Credit Agreement”), with Garrison Loan Agency Services LLC (“Garrison”), as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto. As a result, the Term Loan Credit Agreement was paid in full and terminated on September 11, 2015.

In connection with the Asset Sale, on September 11, 2015, we, along with Hudson Clothing, LLC, our wholly-owned subsidiary (“Hudson” or the “Borrower”), as “Administrative Borrower”, and certain of our other subsidiaries party thereto, as “Guarantors”, entered into the Amended and Restated Revolving Credit Agreement (the “A&R Revolving Credit Agreement”) with CIT, as administrative agent and collateral agent , and the lenders party thereto. Among other things, the A&R Revolving Credit Agreement (i) amends and restates the Revolving Credit Agreement, dated as of September 30, 2013 (as amended by (a) Omnibus Amendment No. 1 to Revolving Credit Agreement and Guarantee and Collateral Agreement, dated as of December 20, 2013,  (b) Amendment No. 2 to Revolving Credit Agreement, dated as of April 23, 2015, and (c) the CIT Forbearance Agreement (as defined below), by and among Hudson and Joe’s Jeans Subsidiary Inc., as borrowers, us and certain of our other subsidiaries as a party thereto, as guarantors, CIT, and the lenders party thereto, and (ii) waives the “Existing Defaults” and “Forbearance Defaults” (each as defined under the Forbearance and Amendment No. 3 to Revolving Credit Agreement, dated June 26, 2015, between the Company and CIT (the “CIT Forbearance Agreement”)) and certain other defaults. Pursuant to a separate consent and agreement, CIT and the lenders consented to the Asset Sale.

The A&R Revolving Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) with up to $10,000,000 of lender commitments (the “Revolving Commitment”).  The Borrowers’ actual maximum credit availability under the Revolving Facility varies from time to time and is equal to the lesser of (i) the Revolving Commitment minus an availability block of $2.5 million, or $7.5 million, and (ii) a calculated borrowing base, which is based on the value of the eligible accounts and eligible inventory minus the availability block of $2.5 million minus reserves imposed by the revolving lenders, all as specified in the A&R Revolving Credit Agreement.  The Revolving Facility provides for swingline loans, up to $1 million sublimit, and letters of credit, up to $1 million sublimit, within such credit availability limits.  Proceeds from advances under the Revolving Facility may be used (i) to pay fees and expenses in connection with the A&R Revolving Credit Agreement and the Asset Sale and (ii) for working capital needs and general corporate purposes.

All unpaid loans under the Revolving Facility mature on December 31, 2015.  The Borrowers have the right at any time and from time to time to (i) terminate the commitments under the Revolving Facility in full and (ii) prepay any borrowings under the Revolving Facility, in whole or in part, without terminating or reducing the commitment under the Revolving Facility.

The Revolving Facility is guaranteed by us and all of our subsidiaries, and is secured by liens on substantially all assets owned by the borrowers and guarantors party thereto, subject to permitted liens and exceptions. In connection with the Asset Sale, the Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Subsidiary, Inc. (“Joe’s Jeans Subsidiary”). and Hudson, us and certain of our subsidiaries as a party thereto and CIT, as administrative agent and collateral agent, as amended (the

“Guarantee and Collateral Agreement”), was further amended pursuant to the Reaffirmation and Amendment of Collateral Documents, dated as of September 11, 2015, by and among CIT, us, Joe’s Jeans Subsidiary, Hudson, Innovo West Sales, Inc., Joe’s Jeans Retail Subsidiary, Inc., Hudson Clothing Holdings, Inc., and HC Acquisition Holdings, Inc (the “Reaffirmation and Amendment of Collateral Documents”), providing for among other things, the addition of the factor as a secured party under the Guarantee and Collateral Agreement.

Advances under the Revolving Facility are in the form of either base rate loans or LIBOR rate loans.  The interest rate for base rate loans under the Revolving Commitment fluctuates and is equal to (x) the greatest (the “Alternate Base Rate”) of (a) JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50%; and (c) the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under “Money Rates” (the “90-Day LIBO Rate”) plus 1.0%, in each case, plus (y) 3.50%.  The interest rate for LIBOR rate loans under the Revolving Commitment is equal to the 90-Day LIBO Rate per annum plus 4.50%.  Interest on the Revolving Facility is payable on the first day of each calendar month and the maturity date.  Among other fees, the Borrowers pay a commitment fee of 0.25% per annum (due quarterly) on the average daily amount of the unused revolving commitment under the Revolving Facility.  The Borrowers also pay fees with respect to any letters of credit issued under the Revolving Facility.

The Revolving Facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets (with the Asset Sale expressly permitted); substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the A&R Revolving Credit Agreement.

Additionally, in connection with the Asset Sale, Joe’s Jeans Subsidiary, Hudson, the Operating Assets Purchaser and CIT entered into a Reassignment and Termination Agreement, dated as of September 11, 2015 (the “Reassignment and Termination Agreement”). Pursuant to the Reassignment and Termination Agreement, Joe’s Jeans Subsidiary was terminated as a party to the Amended and Restated Factoring Agreement, dated as of September 30, 2013 (as amended, the “Amended and Restated Factoring Agreement”), by and among Joe’s Jeans Subsidiary, Hudson, and CIT. Subject to the terms and conditions provided in the Reassignment and Termination Agreement, CIT reassigned to Joe’s Jeans Subsidiary all of its accounts factored with CIT which were outstanding as of the date of the Reassignment and Termination Agreement.

Separation Agreement with Joseph Dahan

As previously disclosed, in connection with the closing of the Operating Asset Purchase Agreement on September 11, 2015, Mr. Joseph M. Dahan resigned as our Creative Director and Director pursuant to the Separation Agreement and Mutual Limited Release, dated as of September 8, 2015, between Mr. Dahan and us (the “Separation Agreement and Mutual Limited Release”).

Employment Agreement with Peter Kim

On September 8, 2015, we entered into a new three-year Employment Agreement with Mr. Kim (the “Employment Agreement”), to serve as the Chief Executive Officer of Hudson that will become effective and replace Mr. Kim’s previous employment agreement as of the Effective Time. Mr. Kim’s annual base salary will initially be $600,000 and Mr. Kim will also be eligible to receive an annual discretionary bonus targeted at 50% of his base salary, based on the satisfaction of criteria and performance standards as established in advance by the Compensation Committee.  The Employment Agreement also provides Mr. Kim with certain other benefits and the reimbursement of certain expenses, which are discussed in detail in the Employment Agreement. At the Effective Time, we have agreed to grant Mr. Kim (i) restricted stock units in respect of 166,667 shares of Common Stock (the “Restricted Stock Award”) that will vest and become transferable in three equal, annual installments beginning on the first anniversary of the Effective Time, subject to Mr. Kim’s continuous employment and (ii) performance share units in respect of 166,667 shares of the Common Stock (the “Performance Shares”) that will be earned over a three-year performance period. One-third of the Performance Shares will be entitled to vest each year based on annual performance metrics established by the Compensation and Stock Option Committee of the Board at the beginning of the applicable year. The Restricted Stock Award and Performance Shares will be settled in cash, unless we attain stockholder approval of a new equity incentive plan covering such awards. Mr. Kim will also be entitled to participate in all regular long-term incentive programs maintained by us or Hudson on the same basis as similarly-situated employees.

Mr. Kim has also entered into a non-competition agreement with us and Hudson (the “Non-Competition Agreement”), which also will become effective as of the Effective Time of the Merger, pursuant to which Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson, that is competitive to us, Hudson or our respective subsidiaries for a period of up to three years from the Effective Time.

NOTE 3 — DISCONTINUED OPERATIONS

On September 11, 2015, we completed the Asset Sale of our Joe’s Business.  Accordingly, the Joe’s Business was classified as “held for sale” as of August 31, 2015 and its results of operations are presented as discontinued operations in the accompanying condensed consolidated statements of net loss and comprehensive loss for all periods presented.  The assets and liabilities of the discontinued operations have been reclassified as assets and liabilities held for sale within our condensed consolidated balance sheets for all periods presented.

The operating results of discontinued operations for the three and nine months ended August 31, 2015 and 2014 are as follows (in thousands):

	Three months ended		Nine months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
	(unaudited)		(unaudited)
Net sales	$22,120	$26,950	$69,965	$79,222
Income (loss) from discontinued operations, before provision for income taxes	(1,846)	1,036	(2,006)	3,712
Income tax expense (benefit)	(793)	272	(793)	983
Income (loss) from discontinued operations	$(1,053)	$764	$(1,213)	$2,729

The components of major assets and liabilities held for sale at August 31, 2015 and November 30, 2014 were as follows (in thousands):

	August 31, 2015	November 30, 2014
	(unaudited)	(unaudited)
ASSETS:

Current assets:
Accounts receivable, net	$682	$1,309
Factored accounts receivable, net	12,014	19,316
Inventories, net	29,396	35,965
Prepaid expenses and other current assets	337	460
Property and equipment, net	1,988	—
Goodwill	3,836	—
Intangible assets	24,000	—
Other assets	279	—
Total Current assets	72,532	57,050

Noncurrent assets:
Property and equipment, net	—	2,143
Goodwill	—	3,836
Intangible assets	—	24,000
Other assets	—	295
Total Noncurrent assets	—	30,274
Assets of held for sale	$72,532	$87,324

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$4,558	$10,854
Deferred rent	65	—
Total Current liabilities	4,623	10,854

Noncurrent liabilities:
Deferred rent	—	32
Total Noncurrent liabilities	—	32
Liabilities held for sale	$4,623	$10,886

NOTE 4 — ADOPTION OF ACCOUNTING PRINCIPLES

In April 2014, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”)  which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The effective date of ASU 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. We are currently evaluating the impact, if any, that this amended guidance may have on our consolidated financial statements and related disclosures.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. We are currently evaluating the impact that this amended guidance will have on our consolidated financial statements and related disclosures. In July 2015, the FASB reached a decision to defer the effective date of the amended guidance. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued which defers the effective date of ASU 2014-09 to December 15, 2017. Early adoption is not permitted.

In August 2014, FASB issued ASU No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (the “ASC amendments”). The ASC amendments establish new requirements for management to evaluate a company’s ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for us beginning with fiscal year 2018. Early adoption is permitted. We are currently evaluating the impact that this amended guidance will have on our consolidated financial statements and related disclosures.

NOTE 5 — FACTORED ACCOUNTS AND RECEIVABLES

Factored accounts and receivables consist of the following (in thousands):

	August 31, 2015	November 30, 2014
Non-recourse receivables assigned to factor	$11,331	$14,314
Client recourse receivables	517	1,919
Total receivables assigned to factor	11,848	16,233

Allowance for customer credits	(3,330)	(5,128)
Due from factor	$8,518	$11,105

Non-factored accounts receivable	$1,101	$2,123
Allowance for customer credits	(788)	(766)
Allowance for doubtful accounts	(171)	(78)
Accounts receivable, net of allowance	$142	$1,279

Of the total amount of receivables sold by us as of August 31, 2015 and November 30, 2014, we hold the risk of payment of $517,000 and $1,919,000, respectively, in the event of non-payment by the customers.

CIT Commercial Services Amended and Restated Factoring Agreement

On September 30, 2013, we entered into the Amended and Restated Factoring Agreement with CIT, which replaced all prior agreements relating to factoring and inventory security. The Amended and Restated Factoring Agreement provides that we sell and assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. We will pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The Amended and Restated Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter. The Amended and Restated Factoring Agreement remains effective until it is terminated.

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

On June 26, 2015, we entered into a CIT Forbearance Agreement with CIT as discussed above.  See “Note 2 - Subsequent Events” for a further discussion of the Asset Sale, repayment of certain indebtedness under the agreements with Garrison and CIT and the entry into the A&R Revolving Credit Agreement.

As of August 31, 2015, our cash balance was $368,000 and our borrowing base cash availability with CIT was approximately $11,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  See also “Note 14 — Debt” for a further discussion of our debt arrangements with CIT and other lenders and “Note 2 — Subsequent Events” for a discussion of our A&R Revolving Credit Agreement and the Amended and Restated Factoring Agreement with CIT.

NOTE 6 — INVENTORIES, NET

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	August 31, 2015	November 30, 2014

Finished goods	$9,319	$15,478
Finished goods consigned to others	718	531
Work in progress	1,332	3,157
Raw materials	5,328	6,778
	16,697	25,944
Less reserves for obsolescence and slow moving items	(1,347)	(590)
	$15,350	$25,354

NOTE 7 — LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

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

In the third and fourth quarter of fiscal 2014, we recorded store impairment charge of $840,000 related to six of our retail stores.  In the third quarter of fiscal 2015, we recorded store impairment charge of $470,000 related to two of our retail stores.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

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

In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe’s®, Joe’s Jeans™ and JD® logo and marks. On September 30, 2013, we acquired Hudson, which included all of the goodwill and intangible assets related to the Hudson® logos and marks. We have assigned an indefinite life to the remaining intangible assets relating to the trademarks acquired, and therefore, no amortization expenses are expected to be recognized. However, we will test the assets for impairment annually in accordance with our critical accounting policies.  On September 11, 2015, we sold the Intellectual Property Assets of the Joe’s Business to the IP Asset Purchaser.  See “Note 2 - Subsequent Events” for a further discussion of the sale of these and other assets.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

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

On February 18, 2013, we entered into a new agreement with Mr. Dahan that fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement at $9,168,000 through weekly installment payments beginning on February 22, 2013 until November 27, 2015. In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement. This amount represented the net present value of the total fixed amount that Mr. Dahan would receive. The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan. On September 30, 2013, in connection with entry into new credit facilities relating to the acquisition of Hudson, Mr. Dahan, CIT, Garrison and all of our loan parties entered into an earn out subordination agreement, which provides, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with the our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility. We were permitted to make certain amounts of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the revolving credit agreement or the term loan credit agreement. As a result of our default under the revolving credit agreement or the term loan credit agreement, we did not make any payments to Mr. Dahan during fiscal 2015.  In connection with the Asset Sale, Mr. Dahan was repaid a portion of the payments owed to him and the remainder is expected to be paid at the closing of the Merger and Merger Transactions.

See “Note 12 — Commitments and Contingencies - Contingent Consideration Payments, Buy Out Agreement and Earnout Subordination Agreement” for a further discussion on these agreements with Mr. Dahan and “Note 2 — Subsequent Events” for a discussion of Mr. Dahan’s termination of employment and resignation from our Board of Directors.

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Dahan, for design director services that paid her $175,000 per annum on a bi-weekly basis. For the three months ended August 31, 2015 and 2014, we paid Ms. Dahan $0 and $47,000, and for the nine months ended August 31, 2015 and 2014, we paid Ms. Dahan $0 and $135,000, respectively, under this arrangement. This arrangement was terminated effective as of November 17, 2014.

Albert Dahan

In October 2011, we entered into an agreement with Ever Blue LLC (“Ever Blue”), an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three months ended August 31, 2015 and 2014, we recognized $0 and $52,000, respectively, in royalty income under the license agreement.  For the nine months ended August 31, 2015 and 2014, we recognized $45,000 and $360,000, respectively, in royalty income under the license agreement.

Peter Kim

We have entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, Chief Executive Officer of our Hudson subsidiary, in connection with the acquisition of Hudson. See “Note 14 - Debt” for a further discussion of those agreements.  In connection with the Merger, we entered into the Rollover Agreement, the Employment Agreement and the Non-Competition Agreement. For a description of those agreements see  “Note 2 - Subsequent Events”

Employment Agreements with Officers and Directors

We have entered into employment agreements with Marc Crossman, our former President and Chief Executive Officer, Joe Dahan, our former Creative Director, Peter Kim, our Chief Executive Office of our Hudson subsidiary, and Hamish Sandhu, our Chief Financial Officer. Mr. Dahan was also a member of our Board of Directors until September 11, 2015.

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

Joe Dahan

On October 25, 2007, we entered into an employment agreement for Mr. Dahan to serve as Creative Director for the Joe’s brand. The initial term of employment was for five years, or until October 25, 2012, and then automatically renewed for successive one year periods unless terminated earlier in accordance with the agreement. Under the employment agreement, Mr. Dahan is entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.  In connection with the separation and mutual release agreement entered into with Mr. Dahan, we agreed to pay him severance from September 11, 2015 until October 25, 2015.  See “Note 2 — Subsequent Events” for a discussion of the agreement.

Peter Kim

On September 30, 2013, we entered into an employment agreement with Mr. Kim to serve as Chief Executive Officer of our Hudson subsidiary for a term of three years. Under the employment agreement, Mr. Kim is entitled to a base salary of $500,000 per year and is also eligible to receive an annual discretionary bonus targeted at 50 percent of his base salary, based on the satisfaction of criteria and performance standards as established in advance and agreed to by Mr. Kim and the Compensation Committee. Mr. Kim is also entitled to other discretionary benefits that the Compensation Committee may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.  In connection with the Merger, we entered into the Employment Agreement and Non-Competition Agreement with Mr. Kim to be effective upon the completion of the Merger. See “Note 2 — Subsequent Events” for details of the agreement.

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

NOTE 9 — EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding options, shares issuable upon the assumed conversion of Convertible Notes, restricted stock and unvested restricted stock units (“RSUs”)  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$6,712	$(488)	$(18,072)	$(2,292)
Income (loss) from discontinued operatoins	(1,053)	764	(1,213)	2,729
Net income (loss) and comprehensive (loss) income	$5,659	$276	$(19,285)	$437
Denominator:
Weighted average common shares outstanding	69,614	68,362	69,314	68,151
Income (loss) per common share - basic
Income (loss) from continuing operations	$0.10	$(0.01)	$(0.26)	$(0.03)
Income (loss) from discontinued operatoins	(0.02)	0.01	(0.02)	0.04
Net (loss) income and comprehensive (loss) income	$0.08	$0.00	$(0.28)	$0.01

Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$6,712	$(488)	$(18,072)	$(2,292)
Income (loss) from discontinued operatoins	(1,053)	764	(1,213)	2,729
Net income (loss) and comprehensive (loss) income	$5,659	$276	$(19,285)	$437
Denominator:
Weighted average common shares outstanding	69,614	68,362	69,314	68,151
Effect of dilutive securities:
Restricted shares, RSU’s and options	6	518	—	784
Dilutive potential common shares	69,620	68,880	69,314	68,935

Income (loss) per common share - dilutive
Income (loss) from continuing operations	$0.10	$(0.01)	$(0.26)	$(0.03)
Income (loss) from discontinued operatoins	(0.02)	0.01	(0.02)	0.04
Net income (loss) and comprehensive (loss) income	$0.08	$0.00	$(0.28)	$0.01

For the three months ended August 31, 2015, and 2014, currently exercisable options, the Convertible Notes, unvested restricted shares and unvested RSUs in the aggregate of 19,840,873 and 19,656,831, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the nine months ended August 31, 2015, and 2014, currently exercisable options, the Convertible Notes, unvested restricted shares and unvested RSUs in the aggregate of 19,882,230 and 19,766,669, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of August 31, 2015, shares reserved for future issuance include: (i) 88,333 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 448,103 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 2,642,271 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan; and (iv) 19,095,794 shares of common stock issuable pursuant to the Convertible Notes.

NOTE 10 — INCOME TAXES

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance.  Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC 740. Pursuant to ASC 740, we excluded the deferred income tax liabilities associated with identified indefinite long lived intangible assets as a source of income. For the first quarter of fiscal 2015, based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets, as of November 30, 2014, with the exception of certain deferred taxes associated with separate filing states for Hudson, will not be realized. For the first quarter of fiscal 2015, the valuation allowance associated with deferred taxes as of November 30, 2014, increased by $14,481,000.  Based on our prior assessment for fiscal 2014, 2013, and 2012, we had determined that the deferred tax assets were more likely than not to be realized with the exception of a valuation allowance of $640,000, $342,000 and $0, respectively, that was recorded against a state net operating loss deferred tax asset. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of February 28, 2015. Due to a review of operating performance for the quarter and a change in business strategy, which included the disposal of certain assets that have a fair value in excess of tax basis, we increased our valuation allowance by $14,481,000 as of February 28, 2015. In calculating the amount of deferred tax assets subject to a valuation allowance, we have excluded the deferred tax liabilities associated with our trademarks from that amount.  These intangible assets have an indefinite life and therefore, we cannot expect that the associated deferred tax liabilities will reverse over the same periods as our other net deferred tax assets. For the third quarter of fiscal 2015, based on our reassessment of the realizability of deferred taxes, due to the September 11, 2015 asset sale described in Note 2, the valuation allowance established during the first quarter is reduced by $6,528,000.  We determined that the net deferred taxes associated with that valuation allowance reduction (excluding the deferred tax liabilities for trademarks) were realized as part of the asset sale.  The tax benefit for the three months ended August 31, 2015 consisted of the discrete reduction of $6,528,000 to our valuation allowance established during the first quarter of fiscal 2015 and the recording of the tax benefit for the operating losses for the nine months ended August 31, 2015 for which no tax benefit was previously taken.

NOTE 11 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

On June 3, 2004, we adopted the 2004 Stock Incentive Plan (the “2004 Incentive Plan”) and in October 2011, we adopted an Amended and Restated 2004 Stock Incentive Plan (the “Restated Plan”) to update it with respect to certain provisions and changes in the tax code since its original adoption.   Under the Restated Plan, the number of shares authorized for issuance is 6,825,000 shares of common stock.  After the adoption of the Restated Plan in October 2011, we no longer grant awards pursuant to the 2004 Incentive Plan; however, it remains in effect for awards outstanding as of the adoption of the Restated Plan.  Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The Restated Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or our Compensation Committee.  The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and RSUs to our officers, directors and employees pursuant to our various plans.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us.   On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of August 31, 2015, 2,642,271 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2014, there was a total of $1,206,000 and $938,000 of stock based compensation expense recognized during the nine months ended August 31, 2015 and 2014, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the third quarter of fiscal 2015 (in actual amounts) for service as a member:

	August 31, 2015
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares issued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—
2014	219,678
2015	—

Exercise prices for all options outstanding as of August 31, 2015 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$0.38	13,333	9.4
$1.02	75,000	0.7

	88,333	2.0

The following table summarizes stock option activity by plan for the nine months ended August 31, 2015 and 2014 (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	Restated Plan

Outstanding at November 30, 2014	550,000	550,000	—
Granted	40,000	—	40,000
Exercised	—	—	—
Forfeited / Expired	(501,667)	(475,000)	(26,667)
Outstanding and exercisable at August 31, 2015	88,333	75,000	13,333

Outstanding at November 30, 2013	775,000	775,000	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(25,000)	(25,000)	—
Outstanding and exercisable at August 31, 2014	750,000	750,000	—

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2014	550,000	$5.03
Granted	40,000	0.38
Exercised	—	—
Expired	—	—
Forfeited	(501,667)	5.37	—	—
Outstanding and exercisable at August 31, 2015	88,333	$0.92	2.0	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	775,000	$4.03
Granted	—	—
Exercised	—	—
Expired	(25,000)	1.58
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2014	750,000	$4.12	0.1	$3,000

Weighted average per option fair value of options granted during the year		N/A

As of August 31, 2015, there was $457,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2014 and November 30, 2013, and changes during the nine months ended August 31, 2015 and 2014, are presented below (in actual amounts):

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2014	792,303	1,033,851	1,826,154	$1.08	$1.00
Granted	600,000	—	600,000	0.37	—
Issued	(1,142,303)	(380,690)	(1,522,993)	0.87	1.02
Cancelled	—	(204,233)	(204,233)	—	0.93
Forfeited	—	(825)	(825)	—	0.70
Outstanding at August 31, 2015	250,000	448,103	698,103	$0.37	$0.98

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93
Granted	288,121	362,242	650,363	1.49	1.49
Issued	(450,616)	(600,464)	(1,051,080)	0.95	1.07
Cancelled	—	(312,792)	(312,792)	—	0.97
Forfeited	—	(21,545)	(21,545)	—	0.72
Outstanding at August 31, 2014	792,303	1,088,771	1,881,074	$1.08	$1.03

In the three months ended August 31, 2015, we did not grant any shares of RSUs, options or restricted stock.  In the nine months ended August 31, 2015, we did not grant any shares of RSUs and granted 40,000 options to purchase shares of our common stock and 600,000 shares of restricted stock.  In the three months ended August 31, 2015, we (i) issued 284,318 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of RSUs or restricted stock, and (ii) withheld, canceled or forfeited 84,748 RSUs.  We did not retire into treasury any shares of restricted stock.  In the nine months ended August 31, 2015, we (i) issued 1,522,993 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of restricted stock or RSUs, (ii) withheld, canceled or forfeited 205,058 RSUs, and (iii) retired into treasury 309,842 shares of restricted stock.

In the three months ended August 31, 2014, we did not grant any shares of RSUs, options or restricted stock.  In the nine months ended August 31, 2014, we granted 362,242 shares of RSUs and 288,121 shares of restricted stock.  In the three months ended August 31, 2014, we (i) issued 248,070 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of restricted stock or RSUs, (ii) withheld, canceled or forfeited 135,734 RSUs.  We did not retire into treasury any shares of restricted stock.  In the nine months ended August 31, 2014, we (i) issued 1,051,080 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of restricted stock or RSUs, (ii) withheld, canceled or forfeited 334,337 RSUs, and (iii) retired into treasury 194,901 shares of restricted stock.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments, Buy-Out Agreement and Earnout Subordination Agreement

As part of the consideration paid in connection with the merger with JD Holdings in October of 2007 and without regard to continued employment, until February 12, 2013, Mr. Dahan was entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017.  On February 18, 2013, we entered into an agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments to be made to Mr. Dahan as an earn out under the original merger agreement.  This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement.  The payments are now made over an accelerated time period until November 2015 instead of October 2017.  Under the agreement, beginning on February 22, 2013 until November 27, 2015, Mr. Dahan is entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments.  In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represented the net present value of the total fixed amount that Mr. Dahan would receive.  The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.  Mr. Dahan also agreed to an additional restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 that added to the original restrictive covenant in the merger agreement.  As a result of our default under the Revolving Credit Agreement and the Term Loan Credit Agreement, we did not make any payments to Mr. Dahan during fiscal 2015.  In connection with the Asset Sale, Mr. Dahan was repaid a portion of the payments owed to him and the remainder is expected to be paid at the closing of the Merger and Merger Transactions.

Operating Leases

We lease retail store locations and our corporate offices and warehouse under operating lease agreements expiring on various dates through 2024 or 3 to 10 years from the rent commencement date.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses.  Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6 percent to 8 percent, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. See “Note 2 — Subsequent Events” for details related to the assignment of certain leases.

As of August 31, 2015, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2015 Remainder of the year	$1,149
2016	4,437
2017	4,312
2018	4,073
2019	2,889
Thereafter	6,662
$23,522

Convertible Notes, Promissory Tax Notes, Revolving Credit Agreement and Term Loan Credit Agreement

See “Note 14 — Debt” for a further discussion on the commitments related to the acquisition of Hudson which included the issuance of the Convertible Notes, the tax notes, the Revolving Credit Agreement and the Term Loan Credit Agreement.

NOTE 13 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Nine months ended
	( dollar values in thousands )
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

Net sales:
Wholesale	$16,022	$22,100	$50,800	$57,296
Retail	2,843	3,618	10,466	11,661
	$18,865	$25,718	$61,266	$68,957

Gross profit:
Wholesale	$6,385	$9,965	$18,907	$24,749
Retail	1,938	2,474	7,169	7,907
	$8,323	$12,439	$26,076	$32,656

Operating income (loss):
Wholesale	$3,530	$7,233	$10,199	$16,817
Retail	(1,018)	(574)	(1,362)	(1,116)
Corporate and other	(6,901)	(6,042)	(20,574)	(17,325)
	$(4,389)	$617	$(11,737)	$(1,624)

	Nine months ended
	August 31, 2015	August 31, 2014
Capital expenditures:
Wholesale	$—	$—
Retail	102	95
Corporate and other	—	—
Discontinued operations	349	470
	$451	$565

	August 31, 2015	November 30, 2014
Total assets:
Wholesale	$22,098	$34,234
Retail	4,808	6,975
Corporate and other	72,091	75,416
Assets of discontinued operations	72,532	87,324
	$171,529	$203,949

NOTE 14 - DEBT

The five-year payment schedule of our term debt and the Convertible Notes is as follows (in thousands):

	Payments due by period
	(in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
Short term debt	$59,123	$59,123	$—	$—	$—	$—	$—
Convertible notes	33,991	—	—	—	—	33,991	—
	$93,114	$59,123	$—	$—	$—	$33,991	$—

Convertible Notes

The Convertible Notes were issued with different interest rates and conversion features for Hudson’s management stockholders and Fireman, respectively. Interest on the Convertible Notes is paid in a combination of cash and additional PIK Notes. Convertible notes in an aggregate principal amount of approximately $22,885,000 (face amount) were issued to Hudson’s management stockholders, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. All of the notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility (as discussed below).

The management notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continues to accrue quarterly at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK notes. In addition, because we are prohibited from making any payments under the Convertible Notes, as of January 1, 2015, we began to accrue an additional two percent interest under the default rate in cash. The management notes become convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

The approximately $9,560,000 (face amount) in aggregate principal amount of the Convertible Notes issued to Fireman are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. The Fireman note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continues to accrue quarterly at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK notes. In addition, because we are prohibited from making any payments under the Convertible Notes, as of January 1, 2015, we began to accrue an additional two and a half percent interest under the default rate in cash. The Fireman note becomes convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

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

Embedded Conversion Derivative

FASB ASC Topic 470, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470”) requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our Convertible Notes, to account for their liability and equity components separately by bifurcating the embedded conversion derivative, or the derivative, from the host debt instrument. Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

As a result of the issuance of the Convertible Notes in September 2013, the total potential shares of common stock that could be issued exceeded the amount of shares we were eligible to issue under NASDAQ rules as of that date. Therefore, we were required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance of the Convertible Notes was $5,496,000 and was recorded as the original debt discount for the purposes of accounting for the debt component of the Convertible Notes. This debt discount on the Fireman and management notes are being amortized as interest expense using an effective interest rate of 8.32 percent and 4.31 percent, respectively, over the remaining 5.5 year term of the Convertible Notes.

On May 8, 2014, we obtained stockholder approval for our ability to issue the common stock underlying the Convertible Notes in compliance with NASDAQ rules. The derivative liability has been reassessed and it was determined that it should be reclassified to stockholders’ equity as of May 8, 2014. We determined the fair value of the derivative using a binomial lattice model at that date. The key assumptions for determining the fair value at May 8, 2014 included the remaining time to maturity of approximately four years and ten months, volatility of 60 percent, and the risk-free interest rate of 1.63 percent. The fair value of the embedded conversion derivative was $5,700,000 and $3,430,000 at November 30, 2013 and May 8, 2014, respectively. The decrease in the fair value of the embedded conversion derivative from November 30, 2013 to May 8, 2014 resulted in a gain of $2,268,000, which has been recorded as other income. The primary reason for the decrease in fair value was due to the change in our stock price as compared to the conversion price.

The following table (in thousands) is a summary of the recorded value of the convertible note as of August 31, 2015. The value of the convertible note reflects the present value of the contractual cash flows from the Convertible Notes and resulted in an original issue discount of $10,490,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Balance
August 31, 2015
Convertible notes - Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)
Convertible notes recorded value on issue date	21,955
Add: PIK notes issued	1,546
Accretion of debt discounts	3,261
Convertible notes value	26,762

The following table (in thousands) is a summary of our total interest expense as follows:

	Three months ended		Nine months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Contractual coupon interest	$1,243	$868	$3,280	$2,580
Amortization of discount and deferred financing costs	457	411	1,357	1,216
Total interest expense	$1,700	$1,279	$4,637	$3,796

Promissory Notes

In connection with the acquisition of Hudson, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest that were paid on April 1, 2014 to certain option holders of Hudson.

Revolving Credit Agreement

The Revolving Credit Agreement with CIT provided us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varied from time to time and was determined by calculating a borrowing base, which was based on the value of the eligible accounts receivable and eligible inventory minus reserves imposed by CIT. The revolving facility also provided for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to

$1,000,000 sublimit. Proceeds from advances under the revolving facility could be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition of Hudson and fees and expenses associated with the acquisition of Hudson. As of August 31, 2015, $19,587,000 was outstanding under our revolving credit facility and cash availability of approximately $11,000,000.

The revolving facility was guaranteed by us and all of our subsidiaries, and secured by liens on substantially all assets owned by us, including a first- priority lien on certain property, including principally trade accounts, inventory, certain related assets and proceeds of the foregoing, subject to permitted liens and exceptions, and a second-priority lien on all other assets, including intellectual property owned by us, which secured the term loan facility on a first-priority basis.

All unpaid loans under the revolving credit facility were to mature on September 30, 2018.

As of August 31, 2015, we were not in compliance with certain covenants under the Revolving Credit Agreement as a result of an event of default under the Term Loan Credit Agreement.

In connection with the Asset Sale, a portion of our indebtedness under the Revolving Credit Agreement was repaid, and on September 11, 2015, we entered into the A&R Revolving Credit Agreement. Among other things, the A&R Revolving Credit Agreement (i) amended and restated the Revolving Credit Agreement as it had been amended from time to time and (ii) waived the “Existing Defaults” and “Forbearance Defaults” (each as defined under the CIT Forbearance Agreement) and certain other defaults. See “Note 2- Subsequent Events” for a discussion of forbearance agreements and A&R Revolving Credit Agreement.

Term Loan Credit Agreement

The Term Loan Credit Agreement with Garrison provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013.

Amounts outstanding under the Term Loan Credit Agreement were guaranteed by us and all of our subsidiaries and were secured by liens on substantially all assets owned by us, including a first-priority lien on intellectual property owned by us and a second-priority lien on the revolving credit priority collateral. The term loan was to mature on September 30, 2018. As of August 31, 2015, we were not in compliance with certain financial and maintenance covenants under the term loan credit agreement.

A portion of the proceeds from the Asset Sale were used to repay all of our indebtedness outstanding under the Term Loan Credit Agreement. For a discussion of the forbearance agreements and the repayment of the Term Loan Credit Agreement in connection with the Asset Sale, see “Note 2 - Subsequent Events.”

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, the risk that we are in default of our financing agreements entered into in connection with the acquisition of Hudson Clothing Holdings, Inc. and its subsidiaries, or collectively Hudson, and that if we are unable to secure a resolution, which could restrict our ability to operate as a going concern or cause us to become bankrupt or insolvent; the risk that we incurred substantial indebtedness to finance the acquisition of Hudson, and it may be necessary to refinance or extend our indebtedness, which may decrease our business flexibility and adversely affect our financial results; the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements; the risk that our auditors have reported that there are substantial doubts as to our ability to continue as a going concern; the risk that the resignation of our president and chief executive officer, the appointment of our interim chief executive officer, and any potential search for, and appointment of, a long term chief executive officer could have a material adverse impact on our business; the risk that we are currently not in compliance with The Nasdaq Stock Market LLC’s (“NASDAQ”), continued listing requirements, which may cause us to be delisted; the risk that we incurred and may continue to incur significant transaction and acquisition related costs in connection with the acquisition and integration of Hudson into our business plan; the risk that our existing stockholders may be diluted if we choose to settle the Convertible Notes by issuing shares of our common stock; the risk that we will be unsuccessful in integrating Hudson and achieving our intended results as a result of the acquisition of Hudson; the risk that our foreign sourcing of our products and the implementation of foreign production for Hudson’s products may adversely affect our business; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns will have a negative impact on our financial performance or strategies; the risks associated with leasing retail space and operating our own retail stores; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; our reliance on a small number of large customers; successful implementation of any growth or strategic plans; effective inventory management; the risk of cyber attacks and other system risks; our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations, which access may be adversely impacted by a number of factors, including the reduced availability of credit, generally, and the substantial tightening of the credit markets, including lending by financial institutions, who are sources of credit for us, the recent increase in the cost of capital, the level of our cash flows, which will be impacted by the level of consumer spending and retailer and consumer acceptance of its products; our ability to generate positive cash flow from operations; competitive factors, including the possibility of major customers sourcing product overseas in competition with our products; the risk that acts or omissions by our third party vendors could have a negative impact on our reputation; a possible oversupply of denim in the marketplace; the respective parties’ ability to close the proposed merger, including, the receipt and terms and conditions of any required governmental approval of the proposed merger that could reduce anticipated benefits or cause the parties to abandon the proposed merger, the diversion of management’s time and attention from our ongoing business during this time period; the impact of the proposed merger on our stock price; the anticipated benefits of the proposed merger on our financial results, business performance and product offerings; our ability to successfully integrate the Robert Graham business and realize cost savings and any other synergies in connection with the proposed merger; the risk that the credit ratings of the combined company or its subsidiaries may be different from what we expect; and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our Annual Report on Form 10-K for the year ended November 30, 2014, or Annual Report, and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and nine month periods ended August 31, 2015 and 2014.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

Executive Overview and Subsequent Events, Including Discontinued Operations

Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brands Joe’s® and Hudson®. Joe’s® was established in 2001 and the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. We completed an Asset Sale related to our Joe’s® brand in September 2015.  Hudson was established in 2002, and is similarly recognized as a premier designer and marketer of women’s and men’s premium branded denim apparel. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

On September 30, 2013, we acquired all of the outstanding equity interests in Hudson for an aggregate purchase price consisting of approximately $65,416,000 in cash and approximately $27,451,000 in convertible notes, net of discount. We also issued promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount that was paid on April 1, 2014 to certain option holders of Hudson. This acquisition provided us with an additional proven premium denim brand and enhanced our prospects for growth across wholesale, retail and e-commerce, both domestically and overseas, and created the potential for improved purchasing authority with current and future vendors and other operational efficiencies. As of the acquisition date, the acquired business represented approximately 40 percent of our consolidated total assets at November 30, 2013 and approximately three percent of consolidated net loss for the year ended November 30, 2013.

Our Hudson® product line includes women’s, men’s and children’s denim jeans, pants, jackets and other bottoms. Similar to the evolution of Joe’s®, we expect to evaluate offering a range of products under the Hudson® brand name. Our Joe’s® product line, which was sold pursuant to the Asset Sale, included women’s and men’s denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offered under our Joe’s® brand women’s handbags and clutches, women’s intimates, children’s products, shoes, belts and leather goods produced by us or under various license agreements and we receive royalty payments based upon net sales from licensees.

During the first half of fiscal 2015, our business was impacted by a decrease in overall sales in both our wholesale and retail segments.  During fiscal 2014, our business was impacted by a decline in our overall Joe’s® business, but offset by the addition of sales from the acquisition of Hudson.  On a comparative basis, sales of our men’s and women’s denim bottoms were, and continue to be, impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms.  Both brands have been focused on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.  Beginning in fiscal 2012, we also offered a line, else™, that had price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price.  The increases and decreases in sales related to this brand impacted our comparative sales during fiscal 2013 and 2014. We sold the else™ trademark pursuant to the Asset Sale and at the time of the sale, the else™ brand had a very limited assets and distribution in the international market.

During fiscal 2014 and 2015, we believed that our growth potential relied on the integration of the Hudson and Joe’s Jeans operations.  We did not achieve the desired level of integration on our original timetable.  As a result, we failed to meet certain financial covenants set forth in our term loan agreement with our term loan lender.  On November 6, 2014, we received a notice of default and demand for payment of default interest from Garrison Loan Agency Service LLC, as term loan agent, under the Term Loan Credit Agreement.  As a result of the default under the Term Loan Credit Agreement, we were also in default under the terms of our Revolving Credit Agreement and our factoring facility with CIT and we were prohibited from making payments under the Convertible Notes and the obligations to Mr. Dahan.

On January 19, 2015, our President and Chief Executive Officer, Marc. B. Crossman, resigned.  As a result of the defaults and the resignation of our CEO, our Board determined that it was in the best interests of the company and our stockholders to explore all of strategic alternatives to remedy the defaults with our lenders and to find a new CEO to lead us.  On January 29, 2015, we engaged Carl Marks Advisory Group Inc. (“Carl Marks”) to help us explore all of our alternatives to resolve our financial condition.  In March 2015, Carl Marks launched its strategic transaction process seeking proposals for transactions that would generate enough funds that would allow us to repay the term loan in full.  The indications of interest were for a wide variety of transactions including a partial refinancing, IP sale/license transaction, asset sale transaction and a merger/recapitalization transaction.  As part of the process, on September 8, 2015, we entered into various definitive agreements, pursuant to which we agreed to (i) the Asset Sale, which was completed September 11, 2015, whereby we sold certain of our operating and intellectual property assets related to the Joe’s Business to two separate purchasers for an aggregate purchase price of $80 million, (ii) combine our remaining business operated under the Hudson brand with RG pursuant to the Merger Agreement, (iii) issue and sell $50 million of our Series A Preferred Stock in a private placement to an affiliate of TCP pursuant to the

Stock Purchase Agreement and (iv) exchange our outstanding Convertible Notes for a combination of cash, shares of our common stock and the Modified Convertible Notes. On September 11, 2015, the proceeds of the Asset Sales were used to repay all of our indebtedness outstanding under the term loan credit agreement and a portion of our indebtedness outstanding under our revolving credit agreement. As a result, the term loan credit agreement was paid in full and terminated on September 11, 2015 and we entered in an amended and restated revolving credit agreement with CIT, which provides for a maximum credit availability of $7.5 million and waived certain defaults.  The Joe’s business is presented as held for sale (discontinued operations) in our condensed consolidated financial statements for all periods presented.  See Note 3 — Discontinued Operations, to our condensed consolidated financial statements for further discussion of the operating results of our discontinued businesses. See Note 2 — Subsequent Events for more information regarding the Merger and the Merger Transactions.

During the time period from November 2014 while we were working on securing the Asset Sale, the Merger and the Merger Transactions, in June 2015, we entered into a Forbearance and Amendment No. 3 to Revolving Credit Agreement with CIT (the “CIT Forbearance Agreement”) and a substantially similar forbearance agreement with Garrison (the “Garrison Forbearance Agreement,” and together with the CIT Forbearance Agreement, the “Forbearance Agreements”) that also amended the Term Loan Credit Agreement. The Forbearance Agreements required the lenders to forbear from exercising certain of their respective rights and remedies with respect to each existing default (generally defined as existing and certain future anticipated or possible events of default) under the Revolving Credit Agreement during the forbearance period and further amended the Revolving Credit Agreement.  As noted above, the Forbearance Agreements also provided for amendments to the Revolving Credit Agreement and Term Loan Credit Agreement whereby we were provided with reduced minimum availability requirements and eligible account percentages were expanded.  However, in July 2015, we failed to comply with the sale/recapitalization process milestones set forth in the Garrison Forbearance Agreement, which required us to, among other things, meet certain deadlines in the sale/recapitalization process.  As a result, the forbearance period terminated; provided, however, that such termination had no impact on our amendments to the Revolving Credit Agreement and Term Loan Credit Agreement.

Because of our net working capital deficiency due to the debt covenant violations and our recurring losses from operations, our independent auditors, Moss Adams LLP, in their audit report on our annual 2014 financial statements dated February 13, 2015, expressed their substantial doubt about our ability to continue as a going concern. All financial statements and information were prepared assuming that we will continue as a going concern.

We have retained and continue to operate the 32 Joe’s® brand retail stores after the closing of the Operating Asset Purchase Agreement and the IP Asset Purchase Agreement and expect to proceed with the disposition of certain stores; provided, however that, certain retail stores designated by Operating Assets Purchaser will be transferred to the Operating Assets Purchaser on or prior to December 31, 2016 for no additional consideration.  The retail stores being transferred have been included as part of our discontinued operations for all periods presented.  Subject to certain limitations on our aggregate net liability with respect to the net costs and expenses related to the operation of the retail stores if the Merger does not close, such costs and expenses will be borne by us, the IP Assets Purchaser and the Operating Assets Purchaser.  The Operating Assets Purchaser will supply Joe’s® branded merchandise to the retail stores for resale under a license from the IP Assets Purchaser.

For the remainder of 2015, we believe that our growth drivers will be dependent upon the completion of the Merger and the Merger Transactions, cost saving measures related to the operation of our Hudson subsidiary, the performance of our Hudson brand and the performance of the Joe’s® brand retail stores which we still own and operate. Upon completion of the Merger it will be necessary for us to integrate the operations of RG in order to reduce expenses and achieve the synergies that we expect as a result of the acquisition of RG.

Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters, and accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, including our acquisition of Hudson and the Asset Sale, our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year. Furthermore, because of the growing number of full-price retail and outlet stores opened at different points during the past few fiscal years, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. As of August 31, 2015, our Wholesale segment was comprised of sales of Hudson® products to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments. As of August 31, 2015, our Retail segment was comprised of sales to consumers through ten full-price retail stores, 11 outlet stores and through our online retail site at www.hudsonjeans.com. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our products.  Sales of our Joe’s® products are presented as discontinued operations as a result of the sale of those assets in our condensed consolidated financial statements for all periods presented.

Comparison of Three Months Ended August 31, 2015 to Three Months Ended August 31, 2014

	Three months ended
	( dollar values in thousands )
	August 31, 2015	August 31, 2014	$ Change	% Change

Net sales	$18,865	$25,718	$(6,853)	(27)%
Cost of goods sold	10,542	13,279	(2,737)	(21)%
Gross profit	8,323	12,439	(4,116)	(33)%
Gross margin	44%	48%

Selling, general & administrative	11,443	10,585	858	8%
Depreciation & amortization	799	905	(106)	(12)%
Retail stores impairment	470	332	138	42%
Operating income (loss)	(4,389)	617	(5,006)	(811)%

Interest expense	1,700	1,279	421	33%
Income( loss) before provision for taxes	(6,089)	(662)	(5,427)	(820)%

Income tax expense (benefit)	(12,801)	(174)	(12,627)	(7,257)%
Income (loss) from continuing operations	$6,712	$(488)	$7,200	1,475%

Income (loss) from discontinued operations, net of tax	(1,053)	764	(1,817)	(238)%

Net income (loss) and comprehensive income (loss)	$5,659	$276	$5,383	1,950%

Three Months Ended August 31, 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	( dollar values in thousands )
	August 31, 2015	August 31, 2014	$ Change	% Change

Net sales:
Wholesale	$16,022	$22,100	$(6,078)	(28)%
Retail	2,843	3,618	(775)	(21)%
	$18,865	$25,718	$(6,853)	(27)%

Gross profit:
Wholesale	$6,385	$9,965	$(3,580)	(36)%
Retail	1,938	2,474	(536)	(22)%
	$8,323	$12,439	$(4,116)	(33)%

Operating income (loss):
Wholesale	$3,530	$7,233	$(3,703)	(51)%
Retail	(1,018)	(574)	(444)	(77)%
Corporate and other	(6,901)	(6,042)	(859)	(14)%
	$(4,389)	$617	$(5,006)	811%

For the three months ended August 31, 2015, or the third quarter of fiscal 2015, our net sales decreased to $18,865,000 from $25,718,000 for the three months ended August 31, 2014, or the third quarter fiscal 2014, a 27 percent decrease.  We had an operating loss of $4,389,000 compared to operating income of $617,000 for the third quarter of fiscal 2014.

Net Sales

Our overall net sales decreased to $18,865,000 for the third quarter of fiscal 2015 from $25,718,000 for the third quarter of fiscal 2014, a 27 percent decrease.  Sales of our men’s and women’s denim bottoms continue to be impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms.  We have been focusing on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.

More specifically, our wholesale net sales decreased to $16,022,000 for the third quarter of fiscal 2015 from $22,100,000 for the third quarter of fiscal 2014, a 28 percent decrease.  This decrease in our wholesale sales is primarily attributed to a decrease to sales in the off price channel of distribution within our wholesale business.  In the third quarter of fiscal 2014, we had significant increase in sales to the off price channel of distribution, which we did not have in the third quarter of fiscal 2015, which contributed to our overall decline.

Our retail net sales decreased to $2,843,000 for the third quarter of fiscal 2015 from $3,618,000 for the third quarter of fiscal 2014, a 21 percent decrease.  The primary reason for this decrease included a $600,000 decrease in retail sales from Joe’s® retail stores mostly due to lower traffic and the lease expiration for our Melrose store at the end of the second quarter of fiscal 2015.  Also contributing to the decrease was a $175,000 decrease in Hudson’s® e-shop sales.  Same store sales for our brick and mortar Joe’s® stores decreased by 16 percent.  Same store sales for our Hudson® e-shop decreased by 30 percent.

Gross Profit

Our gross profit decreased to $8,323,000 for the third quarter of fiscal 2015 from $12,439,000 for the third quarter of fiscal 2014, a 33 percent decrease.  Our overall gross margin percentage decreased to 44 percent for the third quarter of fiscal 2015 from 48 percent for the third quarter of fiscal 2014.  Our overall gross margin percentage for the third quarter of fiscal 2015 was negatively impacted by liquidation sales related to aged inventory.

Our wholesale gross profit decreased to $6,385,000 for the third quarter of fiscal 2015 from $9,965,000 for the third quarter of fiscal 2014, a 36 percent decrease.  Our wholesale gross profit decreased for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 mostly due to lower wholesale sales and liquidation sales related to aged inventory.  Our wholesale gross margin percentage for the third quarter of fiscal 2015 decreased to 40 percent compared to 45 percent for the prior year comparable period.  The decrease in gross margin percentage is mostly attributed to liquidation sales related to aged inventory.

Our retail gross profit decreased to $1,938,000 for the third quarter of fiscal 2015 from $2,474,000 for the third quarter of fiscal 2014, a 22 percent decrease.  Our gross margin percentage was comparable at 68 percent for both the third quarter of fiscal 2015 and 2014.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Selling, general and administrative, or SG&A, expenses, including depreciation and amortization and retail store impairment, increased to $12,712,000 for the third quarter of fiscal 2015 from $11,822,000 for the third quarter of fiscal 2014, an eight percent decrease.  Our SG&A expenses were impacted by additional fees of $2,180,000 in connection with investment banking, restructuring and legal advice related to the evaluation of our strategic alternatives in connection with the default under our Term Loan Credit Agreement and Revolving Credit Agreement.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, fees associated with the evaluation of our strategic alternatives related to the default under our Term Loan Credit Agreement and Revolving Credit Agreement, expenses related to Hudson’s operation as our subsidiary and also includes depreciation and amortization and retail store impairment.  In the third quarter of fiscal 2015 and 2014, we recorded a retail store impairment charge of $470,000 and $332,000, respectively, related to the property and equipment at two of our retail stores, respectively.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores.

Our wholesale SG&A expense increased to $2,855,000 for the third quarter of fiscal 2015 from $2,732,000 for the third quarter of fiscal 2014, or a five percent increase.  Our wholesale SG&A expense was slightly higher in the third quarter of fiscal 2015 mostly due to additional trade show costs.

Our retail SG&A expense decreased to $2,956,000 for the third quarter of fiscal 2015 from $3,048,000 for the third quarter of fiscal 2014, a three percent decrease.  In addition, in the third quarter of fiscal 2015 and 2014, we recorded an impairment charge of $470,000 and $332,000, respectively, related to the property and equipment at two of our retail stores, respectively.  Our overall retail SG&A decreased mostly due to the lease expiration for our Melrose store at the end of the second fiscal quarter of 2015.

Our corporate and other SG&A expense increased to $6,901,000 for the third quarter of fiscal 2015 from $6,042,000 for the third quarter of fiscal 2014, a 14 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Joe’s corporate and Hudson.  Our increase in SG&A expense was attributable to lower corporate operating expenses, which were mostly offset by additional fees of $2,180,000 in connection with investment banking, restructuring and legal advice related to strategic alternatives in connection with the default under our Term Loan Credit Agreement and Revolving Credit Agreement.

Operating (Loss) Income from Continuing Operations

We had operating loss of $4,389,000 for the third quarter of fiscal 2015 compared to $617,000 for the third quarter of fiscal 2014.  Our increase in operating loss was primarily due to lower wholesale sales, gross profit and higher SG&A expenses as discussed above.

Our wholesale operating income decreased to $3,530,000 in the third quarter of fiscal 2015 from $7,233,000 for the third quarter of fiscal 2014, a 51 percent decrease.  We had a retail operating loss of $1,018,000 in the third quarter of fiscal 2015 compared to $574,000 in the third quarter of fiscal 2014.  Corporate operating loss increased to $6,901,000 for the third quarter of fiscal 2015 from $6,042,000 for the third quarter of fiscal 2014.

Interest Expense

Our interest expense increased to $1,700,000 for the third quarter of fiscal 2015 from $1,279,000 for the third quarter of fiscal 2014.  Our interest expense is primarily associated with interest expense from our Term Loan Credit Agreement and Revolving Credit Agreement with Garrison and CIT, interest expense and PIK interest from the Convertible Notes and amortization of debt discounts and deferred financing costs associated with the finance arrangements resulting from the Hudson acquisition.  Effective retroactively to October 1, 2014, we began paying additional interest to both CIT and Garrison, respectively, due to the default under the respective agreements. We paid to CIT an additional two percent interest and to Garrison an additional two percent interest.

Income Tax

Our effective tax rate from continuing operations was a benefit of 210 percent for the third quarter of fiscal 2015 compared to an expense of 26 percent for the third quarter of fiscal 2014.  The decreased effective tax rate for the third quarter of fiscal 2015 was primarily due to a reduction in the valuation allowance as a result of the September 11, 2015 Asset Sale. This tax benefit consisted of a discrete reduction of $6,528,000 to our valuation allowance established during the first quarter of fiscal 2015 and the recording of the tax benefit for the operating losses for the nine months ended August 31, 2015 for which no tax benefit was previously taken.  For third quarter of fiscal 2015, we recorded an income tax benefit on discontinued operations of $793,000.

Income (Loss) from Continuing Operations

We generated income from continuing operations of $6,712,000 for the third quarter of fiscal 2015 compared to a loss of $488,000 for the third quarter of fiscal 2014.  The income tax benefit of $12,801,000 was the primary reason for our income from continuing operations for the third quarter of fiscal 2015.

Income (Loss) from Discontinued Operations

We generated a loss from discontinued operations of $1,053,000 for the third quarter of fiscal 2015 compared to income of $764,000 for the third quarter of fiscal 2014.

Net Income (Loss) and Comprehensive Income (Loss)

We generated net income of $5,659,000 for the third quarter of fiscal 2015 compared to $276,000 for the third quarter of fiscal 2014.  The income tax benefit of $12,801,000 was the primary reason for our net income for the third quarter of fiscal 2015.

Comparison of Nine Months Ended August 31, 2015 to Nine Months Ended August 31, 2014

	Nine months ended
	( dollar values in thousands )
	August 31, 2015	August 31, 2014	$ Change	% Change

Net sales	$61,266	$68,957	$(7,691)	(11)%
Cost of goods sold	35,190	36,301	(1,111)	(3)%
Gross profit	26,076	32,656	(6,580)	(20)%
Gross margin	43%	47%

Selling, general & administrative	34,895	31,220	3,675	12%
Depreciation & amortization	2,448	2,728	(280)	(10)%
Retail stores impairment	470	332	138	42%
Operating income (loss)	(11,737)	(1,624)	(10,113)	(623)%
Other income	—	(2,268)	2,268	100%
Interest expense	4,637	3,796	841	22%
Income (loss) from continuing operations before provision for taxes	(16,374)	(3,152)	(13,222)	(419)%
Income tax expense	1,698	(860)	2,558	297%
Income (loss) from continuing operations	$(18,072)	$(2,292)	$(15,780)	(688)%

Income (loss) from discontinued operations, net of tax	(1,213)	2,729	(3,942)	(144)%

Net income (loss) and comprehensive income (loss)	$(19,285)	$437	$(19,722)	(4,513)%

Nine Months Ended August 31, 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Nine months ended
	( dollar values in thousands )
	August 31, 2015	August 31, 2014	$ Change	% Change

Net sales:
Wholesale	$50,800	$57,296	$(6,496)	(11)%
Retail	10,466	11,661	(1,195)	(10)%
	$61,266	$68,957	$(7,691)	(11)%

Gross profit:
Wholesale	$18,907	$24,749	$(5,842)	(24)%
Retail	7,169	7,907	(738)	(9)%
	$26,076	$32,656	$(6,580)	(20)%

Operating income (loss):
Wholesale	$10,199	$16,817	$(6,618)	(39)%
Retail	(1,362)	(1,116)	(246)	(22)%
Corporate and other	(20,574)	(17,325)	(3,249)	(19)%
	$(11,737)	$(1,624)	$(10,113)	(623)%

For the nine months ended August 31, 2015, our net sales decreased to $61,266,000 from $68,957,000 for the nine months ended August 31, 2014, an 11 percent decrease.  We had an operating loss of $11,737,000 for the nine months ended August 31, 2015 compared to $1,624,000 for the nine months ended August 31, 2014.

Net Sales

Our net sales decreased to $61,266,000 for the nine months ended August 31, 2015 from $68,957,000 for the nine months ended August 31, 2014, an 11 percent decrease.  Sales of our men’s and women’s denim bottoms continue to be impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms.  We have been focusing on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.

More specifically, our wholesale net sales decreased to $50,800,000 for the nine months ended August 31, 2015 compared to $57,296,000 for the nine months ended August 31, 2014, a 11 percent decrease.  This decrease in our wholesale sales is primarily attributed to a decrease in both our domestic men’s and women’s wholesale and international sales.

Our retail net sales decreased to $10,466,000 for the nine months ended August 31, 2015 compared to $11,661,000 for the nine months ended August 31, 2014, a ten percent decrease, mostly due to lower traffic and the lease expiration for our Melrose store at the end of the second quarter of fiscal 2015 and our Northpark store in March 2014.  Our Joe’s® retail store sales decreased by $1,104,000 and Hudson’s® e-shop sales decreased by $91,000.  Same store sales for our brick and mortar Joe’s® stores decreased by 10 percent.  Same store sales for our Hudson® e-shop increased by four percent.

Gross Profit

Our gross profit decreased to $26,076,000 for the nine months ended August 31, 2015 compared to $32,656,000 for the nine months ended August 31, 2014, a 20 percent decrease.  Our overall gross margin was 43 percent for the nine months ended August 31, 2015 compared to 47 percent for the nine months ended August 31, 2014.

Our wholesale gross profit decreased to $18,907,000 for the nine months ended August 31, 2015 compared to $24,749,000 for the nine months ended August 31, 2014, a 24 percent decrease.  Our wholesale gross profit decreased for the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014 due to lower wholesale sales, $2,723,000 of additional inventory write down for finished goods and fabric, and liquidation sales related to aged inventory.  Our wholesale gross margin percentage for the nine months ended August 31, 2015 decreased to 37 percent compared to 43 percent for the prior year comparable period.  The decrease in gross margin percentage is mostly attributed to additional inventory write down for finished goods and fabric, as we continue to monitor and make adjustments, as necessary, and liquidation sales related to aged inventory.

Our retail gross profit decreased to $7,169,000 for the nine months ended August 31, 2015 compared to $7,907,000 for the nine months ended August 31, 2014, a 9 percent decrease.  Our gross margin percentage was comparable at 68 percent for both the nine months ended August 31, 2015 and 2014.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

SG&A expenses increased to $37,813,000 for the nine months ended August 31, 2015 compared to $34,280,000 for the nine months ended August 31, 2014, a 10 percent increase.  Our SG&A expenses were impacted by additional fees of $3,690,000 in connection with investment banking, restructuring and legal advice related to the evaluation of our strategic alternatives in connection with the default under our Term Loan Credit Agreement and Revolving Credit Agreement.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, fees associated with the evaluation of our strategic alternatives related to the default under our Term Loan Credit Agreement and Revolving Credit Agreement, expenses related to Hudson’s operation as our subsidiary and also includes depreciation and amortization and retail store impairment.  Due to these additional expenses, our SG&A expenses increased correspondingly for the nine months ended August 31, 2015.

Our wholesale SG&A expense increased to$8,708,000 for the nine months ended August 31, 2015 compared to $7,932,000 for the nine months ended August 31, 2014, a ten percent increase.  Our wholesale SG&A expense was higher in the nine months ended August 31, 2015 mostly due to higher samples, tradeshow and bad debt expense.

Our retail SG&A expense decreased to $8,531,000 for the nine months ended August 31, 2015 compared to $9,023,000 for the nine months ended August 31, 2014, a five percent decrease.  Our retail SG&A expense decreased mostly due to the costs associated with operating one less store between the end of the nine months ended August 31, 2014 and the end of nine months ended August 31, 2015, which included additional store payroll, store rents and depreciation expense.  In the nine months ended August 31, 2015 and 2014, we recorded a retail store impairment charges of $470,000 and $332,000, respectively, related to the property and equipment at two of our retail stores, respectively.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores.  Due to this impairment and the additional expense for operations, our SG&A expenses increased correspondingly for the nine month ended August 31, 2015.

Our corporate and other SG&A expense increased to $20,574,000 for the nine months ended August 31, 2015 compared to $17,325,000 for the nine months ended August 31, 2014, a 19 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson.  Our increase in SG&A expenses was attributable to additional fees of $3,690,000 in connection with investment banking, restructuring and legal advice related to strategic alternatives in connection with the default under our Term Loan Credit Agreement and Revolving Credit Agreement.

Operating (Loss) Income from Continuing Operations

We had an operating loss of $11,737,000 for the nine months ended August 31, 2015 compared to $1,624,000 for the nine months ended August 31, 2014.   Our increase in operating loss was primarily due to lower wholesale sales, gross profit and higher SG&A expenses as discussed above.

Our wholesale operating income decreased to $10,199,000 for the nine months ended August 31, 2015 from $16,817,000 in the nine months ended August 31, 2014, a 39 percent decrease.  We generated a retail operating loss of $1,362,000 for the nine months ended August 31, 2015 compared to $1,116,000 in the nine months ended August 31, 2014.   Corporate operating loss increased to $20,574,000 for the nine months ended August 31, 2015 from $17,325,000 for the nine months ended August 31, 2014.

Interest Expense

Our interest expense increased to $4,637,000 for the nine months ended August 31, 2015 from $3,796,000 for the nine months ended August 31, 2014.  Our interest expense is primarily associated with interest expense from our Term Loan Credit Agreement and Revolving Credit Agreement with Garrison and CIT, interest expense and PIK interest from the Convertible Notes and amortization of debt discounts and deferred financing costs associated with the finance arrangements resulting from the Hudson acquisition.  Effective retroactively to October 1, 2014, we began paying additional interest to both CIT and Garrison, respectively, due to the default under the respective agreements. We paid to CIT an additional two percent interest and to Garrison an additional two percent interest.

Other Income

Other income represents the income due to the change in fair value of the embedded conversion derivative from November 30, 2014 to May 31, 2014 of $2,268,000 for the six months ended May 31, 2014.

Income Tax

Our effective tax rate from continuing operations was an expense of negative 10 percent for the nine months ended August 31, 2015 compared to 27 percent for the nine months ended August 31, 2014.  The decreased effective tax rate for the nine months ended August 31, 2015 resulted from the discrete adjustments related to the valuation allowance.  For the first quarter of fiscal 2015, the valuation allowance associated with deferred taxes as of November 30, 2014, increased by $14,481,000.  We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of February 28, 2015. Due to a review of operating performance for the quarter and a change in business strategy, which included the disposal of certain assets that have a fair value in excess of tax basis, we increased our valuation allowance by $14,481,000 as of February 28, 2015.  On September 11, 2015, we completed the Asset Sale which was a new asset disposition and resulted in the utilization of certain deferred taxes.  We decreased our valuation allowance by $6,528,000 for these utilized deferred taxes.  In addition to these discrete adjustments, the tax benefit also included the recording of the tax benefit for the operating losses for the nine months ended August 31, 2015 for which no tax benefit was previously taken.  For the nine months ended August 31, 2015, we recorded an income tax benefit on discontinued operations of $793,000.

Loss from Continuing Operations

We generated a loss from continuing operations of $18,072,000 for the nine months ended August 31, 2015 compared to a loss of $2,292,000 for the nine months ended August 31, 2014.

Loss from Discontinued Operations

We generated a loss from discontinued operations of $1,213,000 for the nine months ended August 31, 2015 compared to $2,729,000 for the nine months ended August 31, 2014.

Net (Loss) Income and Comprehensive (Loss) Income

Our net loss was $19,285,000 for the nine months ended August 31, 2015 compared to net income of $437,000 for the nine months ended August 31, 2014.

Liquidity and Capital Resources

Until the acquisition of Hudson on September 30, 2013, our primary sources of liquidity were: (i) cash from sales of our products; (ii) sales from accounts receivable factoring facilities and advances against inventory; and (iii) utilizing existing cash balances.  Beginning September 30, 2013, in connection with the acquisition of Hudson, we entered into an amended and restated accounts receivable factoring facility and Revolving Credit Agreement with CIT that provided advances to us for eligible accounts receivable and eligible inventory up to $50,000,000, based upon the value of the eligible accounts receivable and inventory less any reserves imposed by CIT.  The initial proceeds from the advances under this revolving credit facility, which included accounts receivable and inventory borrowing, were used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and the remainder was used to repay our existing factor loans and for working capital and other general corporate purposes.  In connection with the Asset Sale, we repaid a portion of our indebtedness under the Revolving Credit Agreement with CIT and the A&R Revolving Credit Agreement. The A&R Revolving Credit Agreement matures on December 31, 2015.

In addition, in connection with the acquisition of Hudson, we entered into the Term Loan Credit Agreement for $60,000,000 with Garrison to finance the remainder of the purchase price required for the acquisition.  Under the Term Loan Credit Agreement, we paid interest to Garrison and were required to make prepayments under certain circumstances.  The term loan was set to mature on September 30, 2018.  We used a portion of the proceeds of the Asset Sale to repay all of our indebtedness outstanding under the Term Loan Credit Agreement. As a result, the Term Loan Credit Agreement was paid in full and terminated on September 11, 2015.

Both of these agreements, along with the Convertible Notes issued in connection with the acquisition of Hudson are discussed in more detail below under “Financing Arrangements Related to the Acquisition of Hudson.”

For the nine months ended August 31, 2015, we generated $11,701,000 of cash flow from operations mostly from the collection of receivables and liquidation of aged inventory.  Cash flow used in financing activities consisted of $11,751,000 of repayments under our revolving credit facility.  We made payments of $68,000 for taxes on restricted stock units and we purchased $117,000 in restricted stock.  We used $451,000 in investing activities for the purchase of property and equipment.  Our cash balance decreased to $368,000 as of August 31, 2015.

Under the amended and restated factoring agreement entered into on September 30, 2013 (the “Amended and Restated Factoring Agreement”), we continue to sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services.  We pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice.  The interest rate associated with borrowings equals the interest rate then in effect for “Revolving A Loans” pursuant to the revolving credit agreement.  As of August 31, 2015, that interest rate was approximately 2.75 percent.  The amended and restated factoring agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  In connection with the Asset Sale, we also entered into the Reassignment and Termination Agreement, pursuant to which Joe’s Jeans Subsidiary, Inc. (“Joe’s Jeans Subsidiary”) was terminated as a party to the Amended and Restated Factoring Agreement and CIT reassigned to Joe’s Jeans Subsidiary all of its accounts factored with CIT which were outstanding as of the date of the Reassignment and Termination Agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter and remains effective until terminated.

As of August 31, 2015, our cash balance was $368,000 and our borrowing base cash availability with CIT was approximately $11,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  As of August 31, 2015, our revolving credit facility had a balance of $19,587,000.

For the remainder of fiscal 2015, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest, required to be made under our amended and restated factoring facility, A&R Revolving Credit Agreement, and Convertible Notes (defined below), which the convertible notes continue to accrue additional interest at the default rates; (iii) working capital necessary to fund inventory purchases; (iv) payments related to restructuring and advice of our financial and legal advisors related to strategic alternatives, including the Asset Sale and the completion of the Merger and Merger Transaction; (v) financing extensions of trade credit to our customers; (vi) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him, including any additional payments not made during the period we were prohibited from making payments; and (vii) payments for expenses associated with restructuring our operations in connection with the Asset Sale and the completion of the Merger and Merger Transaction. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; (v) utilizing our A&R Revolving Credit Agreement with CIT, which includes the Amended and Restated Factoring Agreement; and (vi) proceeds from the Asset Sale.

Based on our cash on hand, cash flow from operations and the expected borrowing availability under the A&R Revolving Credit Agreement with CIT based upon our borrowing base and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2015. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements. However, there can be no assurance that other financings will be available if needed. Our inability to fulfill any interim working capital requirements raises a substantial doubt about our ability to continue as a going concern for a reasonable period of time.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Financing Arrangements Related to the Acquisition of Hudson

As discussed above, in connection with the acquisition of Hudson we entered into a Revolving Credit Agreement with CIT and the Term Loan Credit Agreement with Garrison. We also issued approximately $32,445,000 in Convertible Notes (face amount) and promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount that was paid on April 1, 2014 to certain option holders of Hudson.

The Convertible Notes

The Convertible Notes were issued with different interest rates and conversion features for Hudson’s management stockholders and Fireman, respectively. Interest on the Convertible Notes is paid in a combination of cash and additional paid-in-kind notes, (the “PIK notes”). Convertible Notes in an aggregate principal amount of approximately $22,885,000 (face amount) were issued to Hudson’s management stockholders, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. All of the notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility (as discussed below). Due to the defaults and events of default under the revolving credit facility and term loan facility, we are prohibited from making any payments under the Convertible Notes.

The management notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continues to accrue quarterly at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK notes. In addition, because we are prohibited from making any payments under the Convertible Notes, as of January 1, 2015, we began to accrue an additional two percent interest under the default rate in cash. The management notes become convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

The approximately $9,560,000 (face amount) in aggregate principal amount of the Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP (“Fireman”) are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. The Fireman note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continues to accrue quarterly at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK notes. In addition, because we are prohibited from making any payments under the Convertible Notes, as of January 1, 2015, we accrue an additional two and a half percent interest under the default rate in cash. The Fireman note became convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

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

In connection with the quarterly interest payments payable on January 1, 2014, April 1, 2014, July 1, 2014, October 1, 2014, January 1, 2015 and April 1, 2015 we issued a total of approximately $218,000, $215,000, $219,000, $223,000, $225,000 and $221,000, respectively, in the aggregate principal amount of Convertible Notes as PIK notes to the holders of the Convertible Notes. In addition, because we are prohibited from making any payments under the Convertible Notes, we did not pay the quarterly interest payment on January 1, 2015 and are accruing at an additional two or two and one-half percent interest under the default rate of the agreements, respectively.

On September 8, 2015, we entered into the Rollover Agreement with the holders of our Convertible Notes, pursuant to which the holders of the Convertible Notes have agreed to contribute to us the Convertible Notes in exchange for the following:

•                  issuance by us of a number of shares of common stock with a value per share of $11.10 of the our common stock equal to the sum (i) of a specified percentage of the principal amount of Convertible Notes held by such noteholder, which principal amount, as of July 1, 2015, is an aggregate of $33,990,538 and will be increased by any PIK interest payable in accordance with the terms of the Convertible Notes until the Effective Time (the “Rollover Time”), and (without duplication) and (ii) all accrued interest, including default interest as applicable, owing on 50% of the principal amount of such Convertible Notes in accordance with the terms of the Convertible Notes as of the Rollover Time, which amount, as of July 1, 2015, is an aggregate of $1,936,617 and which will continue to accrue interest in accordance with the terms of the Convertible Notes until the Rollover Time. The holders of Convertible Notes will receive in the aggregate approximately 14.0% of our Common Stock outstanding immediately after consummation of the Merger ;

•                  a cash payment by us to each noteholder equal to 25% of the principal amount of Convertible Notes as of the Rollover Time held by each such holder of the Convertible Notes, which principal amount, as of July 1, 2015, is an aggregate of $33,990,538, which will be increased by any PIK interest payable in accordance with the terms of the Convertible Notes until the Rollover Time; and

•                  Modified Convertible Notes, each with a principal amount equal to the sum of (i) a specified percentage of the principal amount of Convertible Notes as of the Rollover Time held by each holder of the Convertible Notes, which principal amount, as of July 1, 2015, is an aggregate of $33,990,538 and will be increased by any PIK interest payable in accordance with the terms of the Convertible Notes until the Rollover Time, and (without duplication) (ii) all accrued interest, including default interest as applicable, owing on 50% of the principal amount of the Convertible Notes in accordance with the terms of the Convertible Notes as of the Rollover Time, which amount, as of July 1, 2015, is an aggregate of $1,936,617 and which will continue to accrue interest in accordance with the terms of the Convertible Notes until the Rollover Time. The holders of Convertible Notes will receive in the aggregate approximately $16.4 million outstanding principal amount of Modified Convertible Notes.

The Rollover Agreement will be automatically terminated upon termination of the Merger Agreement prior to the Rollover Time. The Rollover Agreement may also be terminated by us or by Mr. Kim and Fireman if the Rollover Time has not occurred prior to April 8, 2016.

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature five and a half years following the date of such note. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (to be increased to 7% as of October 1, 2016 with respect to the Modified Convertible notes issued to Fireman), which will be payable 50% in cash and 50% in additional notes; provided, however, that we may, in our sole discretion, elect to pay 100% of such interest in cash. Beginning upon the date of issuance, the Modified Convertible Notes will be convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

If we elect to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares equal to the conversion amount divided by the market price. The conversion amount is (a) the product of (i) the market price, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The market price is the average of the closing prices for our common stock over the 20 trading day period immediately preceding the notice of conversion.  If we elect to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. We will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as it makes a pro rata prepayment on all of the Modified Convertible Notes.

Revolving Credit Agreement

The Revolving Credit Agreement with CIT provided us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varied from time to time and was determined by calculating a borrowing base, which was based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT. The revolving facility also provided for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit. Proceeds from advances under the revolving facility were to be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and to repay our existing factor loans.

As of August  31, 2015, we were not in compliance with the covenants under the Revolving Credit Agreement as a result of an event of default under the Term Loan Credit Agreement. As of November 30, 2014, February 28, 2015 and May 31, 2015, we were out of compliance with (i) the minimum fixed charge coverage ratio of 1.09x; (ii) the covenant to timely deliver the financial plan and forecast for 2015; (iii) the minimum fixed charge coverage ratio of 1.15x; and (iv) the minimum fixed charge coverage ratio of 1.20x. See “Subsequent Events” above for a discussion of the forbearance agreements and amendments to the Revolving Credit Agreement  and Term Loan Credit Agreement.

In connection with the Asset Sale, a portion of our indebtedness under the Revolving Credit Agreement was repaid, and on September 11, 2015, we entered into the A&R Revolving Credit Agreement.  Among other things, the A&R Revolving Credit Agreement (i) amended and restated the Revolving Credit Agreement as it had been amended from time to time and (ii) waived the “Existing Defaults” and “Forbearance Defaults” (each as defined under the CIT Forbearance Agreement) and certain other defaults. Pursuant to a separate consent and agreement, CIT and the lenders consented to the Asset Sale.

The A&R Revolving Credit Agreement provides for a Revolving Facility with a Revolving Commitment of up to $10,000,000.  Our actual maximum credit availability under the Revolving Facility varies from time to time and is equal to the lesser of (i) the Revolving Commitment minus an availability block of $2.5 million, or $7.5 million, and (ii) a calculated borrowing base, which is based on the value of the eligible accounts and eligible inventory minus the availability block of $2.5 million minus reserves imposed by the revolving lenders, all as specified in the A&R Revolving Credit Agreement.  The Revolving Facility provides for swingline loans, up to $1 million sublimit, and letters of credit, up to $1 million sublimit, within such credit availability limits.  Proceeds from advances under the Revolving Facility may be used (i) to pay fees and expenses in connection with the Amended and Restated Revolving Credit Agreement and the Asset Sale and (ii) for working capital needs and general corporate purposes.

All unpaid loans under the Revolving Facility mature on December 31, 2015.  We have the right at any time and from time to time to (i) terminate the commitments under the Revolving Facility in full and (ii) prepay any borrowings under the Revolving Facility, in whole or in part, without terminating or reducing the commitment under the Revolving Facility.

The Revolving Facility is guaranteed by us and all of our subsidiaries, and is secured by liens on substantially all assets owned by the borrowers and guarantors party thereto, subject to permitted liens and exceptions. In connection with the Asset Sale, the Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Subsidiary, Inc. and Hudson, us, certain of our subsidiaries party thereto and CIT, as administrative agent and collateral agent, as amended (the “Guarantee and Collateral Agreement”), was further amended pursuant to the Reaffirmation and Amendment of Collateral Documents, dated as of September 11, 2015, by and among CIT, us, Joe’s Jeans Subsidiary, Hudson, Innnovo West Sales, Inc., Joe’s Jeans Retail Subsidiary, Inc., Hudson Clothing Holdings, Inc., and HC Acquisition Holdings, Inc (the “Reaffirmation and Amendment of Collateral Documents”), providing for among other things, the addition of the factor as a secured party under the Guarantee and Collateral Agreement.

Advances under the Revolving Facility are in the form of either base rate loans or LIBOR rate loans.  The interest rate for base rate loans under the Revolving Commitment fluctuates and is equal to (x) the greatest (the “Alternate Base Rate”) of (a) JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50%; and (c) the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under “Money Rates” (the “90-Day LIBO Rate”) plus 1.0%, in each case, plus (y) 3.50%.  The interest rate for LIBOR rate loans under the Revolving Commitment is equal to the 90-Day LIBO Rate per annum plus 4.50%.  Interest on the Revolving Facility is payable on the first day of each calendar month and the maturity date.  Among other fees, we will pay a commitment fee of 0.25% per annum (due quarterly) on the average daily amount of the unused revolving commitment under the Revolving Facility.  We also must pay fees with respect to any letters of credit issued under the Revolving Facility.

The Revolving Facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries’ ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets (with the Asset Sale expressly permitted); substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the A&R Revolving Credit Agreement.

Additionally, in connection with the Asset Sale, Joe’s Jeans Subsidiary, Hudson, the Operating Assets Purchaser and CIT entered into the Reassignment and Termination Agreement, pursuant to which, Joe’s Jeans Subsidiary was terminated as a party to the Factoring Agreement. Subject to the terms and conditions provided in the Reassignment and Termination Agreement, CIT reassigned to Joe’s Jeans Subsidiary all of its accounts factored with CIT which were outstanding as of the date of the Reassignment and Termination Agreement.

Term Loan Credit Agreement

Our indebtedness outstanding under the Term Loan Credit Agreement was fully repaid with a portion of the proceeds of the Asset Sale. As a result, the Term Loan Credit Agreement was paid in full and terminated on September 11, 2015. The Term Loan Credit Agreement with Garrison provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013. The term loan proceeds were used to finance a portion of the consideration for the acquisition of Hudson and to pay fees and expenses associated with the acquisition.

The term loan was to mature on September 30, 2018. We were allowed to prepay the term loan at any time, in whole or in part, subject to the payment of a prepayment fee if we prepay prior to September 30, 2016. The prepayment fee was 2 percent at the time we repaid the loan. In addition, while the loan was outstanding, we were required to make prepayments out of extraordinary receipts, certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee.

The Term Loan Credit Agreement was guaranteed by us and all of our subsidiaries, and was secured by liens on substantially all assets owned by us, including a first- priority lien on intellectual property owned by us and a second-priority lien on the revolving credit priority collateral.

The interest rate for the term loan fluctuated and was equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest was payable on the first day of each calendar month and the maturity date. In addition, because we were in default under the term loan agreement, we were paying an additional two percent interest under the default rate.  Our average interest rate, including the default rate, was approximately 14 percent.

The Term Loan Credit Agreement contained usual and customary negative covenants for transactions of this type, including, but not limited to: restrictions on our ability and our subsidiaries’ ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the Term Loan Credit Agreement.

In addition, the Term Loan Credit Agreement also required us to maintain (a) (i) at all times, availability under the revolving credit facility of not less than $5,000,000 and (ii) at all times as tested on each date that a borrowing certificate is delivered, the sum of availability under the revolving credit facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; (b) a minimum fixed charge coverage ratio; (c) a minimum EBITDA; and (d) a leverage ratio not more than the maximum leverage coverage ratio as set forth in the Term Loan Credit Agreement.

As of August  31, 2015, we were not compliance with the covenants under the Term Loan Credit Agreement. Under the Term Loan Credit Agreement, an event of default had occurred. The minimum EBITDA for the twelve fiscal months ending (i) September 30, 2014 of $22,136,300; (ii) October 31, 2014 of $22,991,900; (iii) November 30, 2014 of $23,417,800 were not met; and (iv) the financial plan and forecast for 2015 was not timely delivered.  In addition, as of November 30, 2014, February 28, 2015 and May 31, 2015, we were out of compliance with the (i) minimum fixed charge coverage ratio of 1.09x; (ii)  maximum leverage ratio of 3.21x; (iii) minimum fixed charge coverage ratio of 1.15x; (iv) maximum leverage ratio of 3.00x; (v) minimum fixed charge coverage ratio of 1.20x; and (vi)  maximum leverage ratio of 2.75x.

See “Subsequent Events” above for a discussion of the forbearance agreements and amendments to the Revolving Credit Agreement and Term Loan Credit Agreement entered into with CIT and Garrison.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of August 31, 2015, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of August 31, 2015 and November 30, 2014 was $959,000 and $844,000, respectively, for non-factored accounts receivables.

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

In the third and fourth quarter of fiscal 2014, we recorded store impairment charge of $840,000 related to six of our retail stores. In the third quarter of fiscal 2015, we recorded store impairment charge of $470,000 related to two of our retail stores.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

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

In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe’s®, Joe’s Jeans™ and JD® logo and marks. On September 30, 2013, we acquired Hudson, which included all of the goodwill and intangible assets related to the Hudson® logos and marks. We have assigned an indefinite life to the remaining intangible assets relating to the trademarks acquired, and therefore, no amortization expenses are expected to be recognized. However, we will test the assets for impairment annually in accordance with our critical accounting policies. As of September 11, 2015, we sold the Joe’s®, Joe’s Jeans™ and JD® logo and marks in connection with the Asset Sale.

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

Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), accounting for consideration transferred to settle a contingency based on earnings or other performance measures, certain criteria is used to determine whether contingent consideration based on earnings or other performance measures should be accounted for as (1) adjustment of the purchase price of the acquired enterprise or (2) compensation for services, use of property or profit sharing. The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. The advanced contingent consideration payments are accounted for as operating expense.

On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments described above. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 with payments being made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, the total aggregate amount Mr. Dahan will receive is $9,168,000. We recorded a one-time charge as an expense for the full amount in the first quarter of fiscal 2013. In addition, Mr. Dahan agreed to a restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 in addition to the restrictive covenant in the original merger agreement. As a result of our defaults pursuant the Term Loan Credit Agreement and Revolving Credit Agreement, we did not make any buy-out payments to Mr. Dahan during fiscal 2015.  In connection with the Asset Sale, Mr. Dahan was repaid a portion of the buy-out payment owed to him and the remainder is expected to be paid at the closing of the Merger and Merger Transactions.

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

Recent Accounting Pronouncements

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”)  which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The effective date of ASU 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted. We are currently evaluating the impact, if any, that this amended guidance may have on our consolidated financial statements and related disclosures.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. We are currently evaluating the impact that this amended guidance will have on our consolidated financial statements and related disclosures. In July 2015, the FASB reached a decision to defer the effective date of the amended guidance. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued which defers the effective date of ASU 2014-09 to December 15, 2017. Early adoption is not permitted.

In August 2014, FASB issued ASU No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (the “ASC amendments”). The ASC amendments establish new requirements for management to evaluate a company’s ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for us beginning with fiscal year 2018. Early adoption is permitted. We are currently evaluating the impact that this amended guidance will have on our consolidated financial statements and related disclosures.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. While management has been evaluating all options to cure the defaults under our Term Loan Credit Agreement and Revolving Credit Agreement, including refinancing, extending the indebtedness and exploring alternatives for other sources of capital for ongoing cash needs, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We have engaged Carl Marks to assist us as we explore all alternatives. While we have had discussions with our creditors and as of September 11, 2015, we repaid all of our indebtedness under the Term Loan Credit Agreement and partially repaid the indebtedness under the Revolving Credit Agreement, while simultaneously entering into the A&R Revolving Credit Agreement, our ability to continue as a going concern is dependent upon us resolving all of our outstanding indebtedness. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Credit Risk

We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of August 31, 2015.

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

Item 4.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2015, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 1A.                Risk Factors.

In addition to the other information set forth below or elsewhere in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Annual Report are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

The Merger may not achieve its intended results and could adversely affect our financial results.

We entered into various agreements in connection with the Merger with the expectation that the Merger would result in various benefits, including, among other things, cost savings, operating efficiencies, growth opportunities and the alleviation of certain issues related to our liquidity.  Our ability to achieve the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the business of RG is combined with Hudson in an efficient and effective manner.  Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial results and prospects.

Additionally, the Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise have a material adverse effect on its completion. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Moreover, our future financial results will depend in part on our ability to profitably manage our core businesses, including any growth related to our combination with RG. Over the past several years, both we and RG have engaged in the identification of, and competition for, growth and expansion opportunities.  In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage employees and expand our operations and financial control systems.  If we are unable to manage our businesses effectively and profitably, including, without limitation, in connection with the wind down of certain retail leases as discussed below, our business and financial results could suffer.

The combined company may be unable to integrate the businesses of us and RG successfully or realize the anticipated benefits of the Merger and the future business and financial results of the combined company may be negatively impacted.

The combined company is expected to incur substantial expenses in connection with the Merger and the integration of the businesses of us and RG. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present. There can be no assurance that the elimination of duplicative costs or the realization of any other efficiencies related to the combination of the businesses will allow us to offset transaction-related costs in the near term, or at all.

The combined company’s ability to operate profitably depends on its ability to implement its strategic plan with success, including its ability to successfully and efficiently integrate the businesses operations and personnel of us and RG. In order to achieve a successful integration of the RG and the Hudson businesses, the combined company will need to, among other things, retain and effectively manage employees. The combined company’s success will be dependent on its ability to attract, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. If the combined company experiences a large-scale loss of employees as a result of the combination, the combined company may be unable to manage its business effectively and profitably, and its business and financial results could suffer. Even if integration is successful, the financial performance of the combined business may not be as expected and there can be no assurance the combined company will realize the benefits that we expect to achieve. Failure to achieve the anticipated benefit could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

Following the Merger, the business of the combined company will expand beyond the current businesses of each of us and RG individually. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

Our current stockholders will have a minority ownership and voting interest after the Merger which, together with the rights of the holders of the Series A Convertible Preferred Stock and the concentration of ownership among affiliates of TCP, will substantially reduce our current stockholders’ ability to influence management of the Company, including through the election of directors, and may result in decisions that do not always coincide with their interests.

In connection with the Merger and the Merger Transactions, we will effect the Reverse Stock Split and issue or reserve for issuance 16,986,684 shares of our common stock consisting of (1) 8,870,968 shares of common stock issuable pursuant to the Merger Agreement, (2) up to 4,504,504 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock, (3) 1,160,432 shares of common stock issuable pursuant to the Rollover Agreement and (4) 2,450,779 shares of common stock issuable upon conversion of the Modified Convertible Notes, based on the market price of common stock as of September 30, 2015. It is anticipated that, upon the closing of the Merger, on a fully diluted basis and assuming the Modified Convertible Notes are converted and calculated at the market price on September 30, 2015, our current stockholders will own approximately 13.5 % of the outstanding voting power of the combined company and affiliates of TCP will own an aggregate of approximately 47% of the outstanding voting power of the combined company.

The holders of the Series A Convertible Preferred Stock, which upon the closing of the Merger will be an affiliate of TCP, will, for so long as they represent, upon conversion, the lowest percentage of the shares of Series A Convertible Preferred Stock allowed by NASDAQ, have certain rights and privileges, such as the election of three (3) Series A Directors. Additionally, the holders of the Series A Convertible Preferred Stock will be entitled to vote, on an as converted basis, on all matters presented to the common stockholders for approval. Accordingly, the ability of our current stockholders following the Merger to influence management of the combined company, including through the election of directors, will be substantially reduced.  At the same time, affiliates of TCP will be in a position to exert significant control over the combined company and will have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to exert significant control over the management and affairs of the combined company, which may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the business of the combined company, even if such a transaction would be beneficial to other stockholders.

Additionally, under the terms of the Modified Convertible Notes that will be issued pursuant to the Rollover Agreement, we will choose how we settle the conversion of the Modified Convertible Notes. We will be able to settle by issuing shares of common stock, cash, or a combination of cash and common stock, at the combined company’s election. If the combined company settles through the issuance of common stock, the ownership interest held by its then existing stockholders will be reduced.

The pendency of the Merger could have an adverse effect on the trading price of our common stock and the business, financial condition, results of operations or business prospects of us, RG or the combined company.

The pendency of the Merger could disrupt our and RG’s business in the following ways, including:

•                  third parties may seek to terminate or renegotiate their relationships with us or RG as a result of the Merger, whether pursuant to the terms of their existing agreements with us or RG or otherwise;

•                  the attention of our and RG’s management may be directed toward completion of the Merger and related matters and may be diverted from day-to-day business operations of their respective companies, including from other opportunities that otherwise might be beneficial to us and RG;

•                  current and prospective employees of us and RG may experience uncertainty about their future roles following the Merger, which may materially adversely affect each company’s ability to attract and retain key personnel during the pendency of the Merger; and

•                  due to operating covenants in the merger agreement, we and RG may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing or other specified transactions or pursue actions that are not in the ordinary course of business, even if such actions would prove beneficial.

Any of these matters could adversely affect the trading price of our common stock or harm the financial condition, results of operations or business prospects of us, RG and the combined company.

The Merger may create a market overhang of our common stock.

Sales of shares of our common stock after the completion of the Merger may cause the market price of our common stock to fall.  We will issue 8,870,968 shares of common stock, after giving effect to the Reverse Stock Split, in connection with the Merger to RG’s direct or indirect equity holders.  Some of these holders may decide to sell the shares of our common stock that they will receive in the Merger. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.

The Merger Agreement contains no solicitation provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or facilitate or encourage any third party proposals for the acquisition of the Company. Further, even if we receive an unsolicited superior proposal, RG must be given the opportunity to offer to modify the terms of the Merger in response to such competing proposal before our Board may withdraw its recommendation with respect to the Merger. In addition, if we breach the covenant on non-solicitation contained in the Merger Agreement, we may be required to pay RG a termination fee of $5.25 million.

These provisions could discourage a potential third party acquirer from considering or proposing an acquisition of our Company, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions might also result in a potential third-party acquirer proposing to pay a lower price to the shareholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Although we expect to file a listing application with respect to our common stock to be issued in connection with the Merger on The Nasdaq Capital Market, there can be no assurance that the common stock will be so listed or, if listed, that we will be able to comply with the continued listing standards.

We expect to file an application to list our common stock on The Nasdaq Capital Market upon consummation of the Merger as required by The Nasdaq Capital Market. As part of the listing process, we will be required to evidence that it meets the initial listing requirements rather than the continued listing requirements because the former equity holders of RG will hold in the aggregate the largest percentage of our common stock immediately following the Merger. In certain respects the initial listing requirements are more onerous than the continued listing requirements, such as the minimum bid price of the common stock of $4.00 per share for initial listing compared to $1.00 per share for continued listing. There can be no assurance that we will be able to meet the initial listing standards of The Nasdaq Capital Market or any other exchange or, if its stock is listed, that we will be able to maintain such listing.

In addition, if after listing The Nasdaq Capital Market delists the our common stock from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant material adverse consequences including:

•                  a limited availability of market quotations for its securities;

•                  a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;

•                  a limited amount of analyst coverage; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

There can be no assurance that RG will be able to secure the funds necessary to enable the combined company to pay the cash portion of the Merger consideration and refinance certain existing indebtedness of us and RG on acceptable terms, in a timely manner, or at all.

We intend to fund the cash consideration in the Merger and to refinance certain of the parties’ existing indebtedness with a combination of cash on hand of the companies and debt financing. To this end, RG has entered into a term commitment letter containing commitments as of the date of this Quarterly Report on Form 10-Q for a term loan facility in an aggregate amount of up to $50 million.  As of the date of this Quarterly Report on Form 10-Q, RG is engaging in discussions with a lender to provide a secured asset-based revolving credit facility at the closing of the Merger. Furthermore, as of the date of this Quarterly Report on Form 10-Q, neither RG nor any of its subsidiaries have entered into definitive agreements for such debt financing.  There can be no assurance that RG will be able to secure such debt financing pursuant to the term commitment letter.

In the event that the debt financing contemplated by the term commitment letter and a secured asset-based revolving credit facility are not available, other financing may not be available on acceptable terms, in a timely manner, or at all.  If RG is unable to secure alternative financing, the Merger and related transactions may not be completed and, so long as we are not in breach of certain obligations related to obtaining the financing, RG must pay us a reverse termination fee of $7.5 million, less certain expenses that may have been previously reimbursed by RG to us.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                   Defaults upon Senior Securities.

None.

Item 4.                   Mine Safety Disclosure.

Not Applicable.

Item 5.                   Other Information.

(a)           None.

(b)           There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors, including adoption of procedures by which our stockholders may recommend nominees to our board of directors.

Item 6.                   Exhibits.

Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
2.1*	Agreement and Plan of Merger, dated as of September 8, 2015, by and among RG Parent, LLC, JJ Merger Sub LLC and Joe’s Jeans Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on September 9, 2015

2.2*	IP Asset Purchase Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Joe’s Holdings LLC and Sequential Brands Group, Inc.	Exhibit 2.2 to the Current Report on Form 8-K filed on September 9, 2015

2.3*	Operating Asset Purchase Agreement, dated as of September 8, 2015, by and between Joe’s Jeans Inc. and GBG USA Inc.	Exhibit 2.3 to the Current Report on Form 8-K filed on September 9, 2015

3.2	Amended and Restated Bylaws of Joe’s Jeans Inc., adopted as of July 6, 2015	Exhibit 3.2 to the Current Report on Form 8-K filed on July 8, 2015

4.1	Form of Certificate of Designation for 10% Series A Convertible Preferred Stock of Joe’s Jeans Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on September 9, 2015

4.2	Form of Subordinated Convertible Note of Joe’s Jeans Inc.	Exhibit 4.2 to the Current Report on Form 8-K filed on September 9, 2015

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

Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2015.

10.5	Stock Purchase Agreement, dated as of September 8, 2015, by and between TCP Denim, LLC and Joe’s Jeans Inc.	Exhibit10.1 to the Current Report on Form 8-K filed on September 9, 2015

10.6	Rollover Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc. and the noteholders party thereto	Exhibit 10.2 to the Current Report on Form 8-K filed on September 9, 2015

10.7	Form of Registration Rights Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on September 9, 2015

10.8	Employment Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim	Exhibit 10.4 to the Current Report on Form 8-K filed on September 9, 2015

10.9	Non-Competition Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.5 to the Current Report on Form 8-K filed on September 9, 2015

10.10	Voting Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., RG Parent, LLC and Joseph M. Dahan	Exhibit 10.6 to the Current Report on Form 8-K filed on September 9, 2015

10.11	Separation Agreement and Mutual Limited Release, dated as of September 8, 2015, by and between Joe’s Jeans Inc. and Joseph M. Dahan	Exhibit 10.7 to the Current Report on Form 8-K filed on September 9, 2015

10.12

Amended and Restated Revolving Credit Agreement, dated as of September 11, 2015, by and among Hudson Clothing, LLC, Joe’s Jeans Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto and The CIT Group/Commercial Services, Inc., as administrative and collateral agent

Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2015

10.13

Reaffirmation and Amendment of Collateral Documents, dated as of September 11, 2015, by and among The CIT Group/Commercial Services, Inc., Joe’s Jeans Inc., Joe’s Jeans Subsidiary Inc., Hudson Clothing, LLC, Innnovo West Sales, Inc., Joe’s Jeans Retail Subsidiary, Inc., Hudson Clothing Holdings, Inc., and HC Acquisition Holdings, Inc.

Exhibit 10.2 to the Current Report on Form 8-K filed on September 17, 2015

10.14	Reassignment and Termination Agreement, dated as of September 11, 2015, by and among The CIT Group/Commercial Services, Inc., Joe’s Jeans Subsidiary Inc., Hudson Clothing, LLC and GBG USA Inc.	Exhibit 10.3 to the Current Report on Form 8-K filed on September 17, 2015

31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended August 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at August 31, 2015 and November 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2015 and 2014, (iv) Condensed Consolidated Statements Stockholders’ Equity as of August 31, 2015 and 2014 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

*              Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

October 13, 2015	/s/ Samuel J. Furrow
Samuel J. Furrow
Interim Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

October 13, 2015	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
2.1*	Agreement and Plan of Merger, dated as of September 8, 2015, by and among RG Parent, LLC, JJ Merger Sub LLC and Joe’s Jeans Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on September 9, 2015

2.2*	IP Asset Purchase Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Joe’s Holdings LLC and Sequential Brands Group, Inc.	Exhibit 2.2 to the Current Report on Form 8-K filed on September 9, 2015

2.3*	Operating Asset Purchase Agreement, dated as of September 8, 2015, by and between Joe’s Jeans Inc. and GBG USA Inc.	Exhibit 2.3 to the Current Report on Form 8-K filed on September 9, 2015

3.2	Amended and Restated Bylaws of Joe’s Jeans Inc., adopted as of July 6, 2015	Exhibit 3.2 to the Current Report on Form 8-K filed on July 8, 2015

4.1	Form of Certificate of Designation for 10% Series A Convertible Preferred Stock of Joe’s Jeans Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on September 9, 2015

4.2	Form of Subordinated Convertible Note of Joe’s Jeans Inc.	Exhibit 4.2 to the Current Report on Form 8-K filed on September 9, 2015

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

Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2015.

10.5	Stock Purchase Agreement, dated as of September 8, 2015, by and between TCP Denim, LLC and Joe’s Jeans Inc.	Exhibit10.1 to the Current Report on Form 8-K filed on September 9, 2015

10.6	Rollover Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc. and the noteholders party thereto	Exhibit 10.2 to the Current Report on Form 8-K filed on September 9, 2015

10.7	Form of Registration Rights Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on September 9, 2015

10.8	Employment Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim	Exhibit 10.4 to the Current Report on Form 8-K filed on September 9, 2015

10.9	Non-Competition Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.5 to the Current Report on Form 8-K filed on September 9, 2015

10.10	Voting Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., RG Parent, LLC and Joseph M. Dahan	Exhibit 10.6 to the Current Report on Form 8-K filed on September 9, 2015

10.11	Separation Agreement and Mutual Limited Release, dated as of September 8, 2015, by and between Joe’s Jeans Inc. and Joseph M. Dahan	Exhibit 10.7 to the Current Report on Form 8-K filed on September 9, 2015

10.12

Amended and Restated Revolving Credit Agreement, dated as of September 11, 2015, by and among Hudson Clothing, LLC, Joe’s Jeans Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto and The CIT Group/Commercial Services, Inc., as administrative and collateral agent

Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2015

10.13

Reaffirmation and Amendment of Collateral Documents, dated as of September 11, 2015, by and among The CIT Group/Commercial Services, Inc., Joe’s Jeans Inc., Joe’s Jeans Subsidiary Inc., Hudson Clothing, LLC, Innnovo West Sales, Inc., Joe’s Jeans Retail Subsidiary, Inc., Hudson Clothing Holdings, Inc., and HC Acquisition Holdings, Inc.

Exhibit 10.2 to the Current Report on Form 8-K filed on September 17, 2015

10.14	Reassignment and Termination Agreement, dated as of September 11, 2015, by and among The CIT Group/Commercial Services, Inc., Joe’s Jeans Subsidiary Inc., Hudson Clothing, LLC and GBG USA Inc.	Exhibit 10.3 to the Current Report on Form 8-K filed on September 17, 2015

31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended August 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at August 31, 2015 and November 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2015 and 2014, (iv) Condensed Consolidated Statements Stockholders’ Equity as of August 31, 2015 and 2014 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

*              Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule to the SEC upon request.