Form 10-Q/A
period 2015-08-31
JOE'S JEANS INC.
filed 2015-11-13
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to the Quarterly Report of Joe’s Jeans Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 13, 2015 (the “Original Filing Date”) is to make certain changes to the disclosures in the financial statements set forth therein.  The Company determined that an error was made in the classification of certain liabilities in connection with certain information related to our discontinued operations on our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statements of Cash Flows.  The restatement, which is treated as a correction of an error, impacts our Condensed Consolidated Balance Sheets as of August 31, 2015 and November 30, 2014 and our Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014.  There was no effect on our Condensed Consolidated Statements of Net Loss and Comprehensive Loss for the periods presented in the Form 10-Q.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-Q, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32 hereto.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	August 31, 2015	November 30, 2014
	(unaudited)
	(restated)	(restated)
	See Note 4	See Note 4
ASSETS
Current assets
Cash and cash equivalents	$368	$1,054
Accounts receivable, net	142	1,279
Factored accounts receivable, net	8,518	11,105
Inventories, net	15,350	25,354
Deferred income taxes, net	5,786	6,065
Prepaid expenses and other current assets	1,512	1,212
Current portion of assets held for sale	72,532	57,050
Total current assets	104,208	103,119

Property and equipment, net	1,832	2,897
Goodwill	8,394	8,394
Intangible assets	55,022	56,773
Deferred financing costs	1,295	1,611
Other assets	778	958
Assets held for sale, net of current portion	—	30,197

Total assets	$171,529	$203,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,797	$11,651
Buy-out payable	3,277	3,277
Line of credit	19,587	31,338
Short-term debt	59,183	59,003
Current portion of liabilities held for sale	5,860	11,680
Total current liabilities	101,704	116,949

Convertible notes	26,762	24,733
Deferred income taxes, net	18,373	17,765
Deferred rent	1,744	1,579
Other liabilities	393	643
Long-term liabilities held for sale	—	1,283
Total liabilities	148,976	162,952

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 70,802 shares issued and 69,968 outstanding (2015) and 69,822 shares issued and 69,298 outstanding (2014)	7,082	6,984
Additional paid-in capital	111,870	111,010
Accumulated deficit	(92,964)	(73,679)
Treasury stock, 834 shares (2015), 524 shares (2014)	(3,435)	(3,318)
Total stockholders’ equity	22,553	40,997

Total liabilities and stockholders’ equity	$171,529	$203,949

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
	(unaudited)
	(restated)
	See Note 4
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operations	$4,876	$(2,895)
Net cash (used in) provided by discontinued operations	6,825	(3,550)
Net cash (used in) provided by operating activities	11,701	(6,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(102)	(95)
Business acquisition	—	(418)
Net cash used in continuing investing activities	(102)	(513)
Net cash used in discontinued investing activities	(349)	(470)
Net cash used in investing activities	(451)	(983)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from line of credit	(5,275)	5,467
Payments of promissory note	—	(1,235)
Repayment of term loan	—	(75)
Payment of taxes on restricted stock units	(68)	(343)
Purchase of restricted stock	(117)	(227)
Net cash (used in) provided by continuing financing activities	(5,460)	3,587
Cash (used in) provided by discontinued financing activities	(6,476)	4,020
Net cash (used in) provided by financing activities	(11,936)	7,607

NET CHANGE IN CASH AND CASH EQUIVALENTS	(686)	179

CASH AND CASH EQUIVALENTS, at beginning of period	1,054	785

CASH AND CASH EQUIVALENTS, at end of period	$368	$964

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

The operating results of discontinued operations for the three and nine months ended August 31, 2015 and 2014 are as follows (in thousands):

	Three months ended		Nine months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
	(unaudited)		(unaudited)
Net sales	$22,120	$26,950	$69,965	$79,222
Income (loss) from discontinued operations, before provision for income taxes	(1,846)	1,036	(2,006)	3,712
Income tax expense (benefit)	(793)	272	(793)	983
Income (loss) from discontinued operations	$(1,053)	$764	$(1,213)	$2,729

The components of major assets and liabilities held for sale at August 31, 2015 and November 30, 2014 were as follows (in thousands):

	August 31, 2015	November 30, 2014
	(unaudited)
ASSETS:

Current assets:
Accounts receivable, net	$682	$1,309
Factored accounts receivable, net	12,014	19,316
Inventories, net	29,396	35,965
Prepaid expenses and other current assets	337	460
Property and equipment, net	1,988	—
Goodwill	3,836	—
Intangible assets	24,000	—
Other assets	279	—
Total Current assets	72,532	57,050

Noncurrent assets:
Property and equipment, net	—	2,143
Goodwill	—	3,836
Intangible assets	—	24,000
Other assets	—	218
Total Noncurrent assets	—	30,197
Assets of held for sale	$72,532	$87,247

LIABILITIES:

Current liabilities:
Accounts payable and accrued expenses	$4,558	$11,680
Deferred rent	1,302	—
Total Current liabilities	5,860	11,680

Noncurrent liabilities:
Deferred rent	—	1,283
Total Noncurrent liabilities	—	1,283
Liabilities held for sale	$5,860	$12,963

NOTE 4 - CORRECTION OF AN ERROR

We previously reported certain information related to our discontinued operations on our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statements of Cash Flows in our Form 10-Q on the Original Filing Date that was calculated incorrectly.  The correction of this error, impacts our Condensed Consolidated Balance Sheets as of August 31, 2015 and November 30, 2014 and our Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014.  There was no effect on our Condensed Consolidated Statements of Net Loss and Comprehensive Loss for the periods presented in the Form 10-Q on the Original Filing Date.

The effect of the correction of an error on the previously issued Condensed Consolidated Balance Sheets is as follows (in thousands):

	As originally
	reported at		As restated at
	August 31, 2015	Adjustment	August 31, 2015

Current liabilities held for sale	$4,623	$1,237	$5,860
Deferred rent	$2,981	$(1,237)	$1,744

	As originally
	reported at		As restated at
	November 30, 2014	Adjustment	November 30, 2014

Accounts payable and accrued expenses	$12,477	$(826)	$11,651
Current liabilities held for sale	$10,854	$826	$11,680

Deferred rent	$2,830	$(1,251)	$1,579
Long - term liabilities held for sale	$32	$1,251	$1,283

The effect of the correction of an error on the previously issued Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	As originally
	reported at		As restated at
	August 31, 2015	Adjustment	August 31, 2015

Net cash provided by continuing operations	$4,036	$840	$4,876
Net cash provided by discontinued operations	7,665	(840)	6,825
Net cash provided by operating activities	$11,701	$—	$11,701

Net cash used in continuing financing activities	$(4,620)	$(840)	$(5,460)
Cash used in discontinued financing activities	(7,316)	840	(6,476)
Net cash used in financing activities	$(11,936)	$—	$(11,936)

	As originally
	reported at		As restated at
	August 31, 2014	Adjustment	August 31, 2014

Net cash used in continuing operations	$(2,793)	$(102)	$(2,895)
Net cash used in discontinued operations	(3,652)	102	(3,550)
Net cash used in operating activities	$(6,445)	$—	$(6,445)

Net cash provided by continuing financing activities	$3,485	$102	$3,587
Cash provided by discontinued financing activities	4,122	(102)	4,020
Net cash provided by financing activities	$7,607	$—	$7,607

NOTE 5 — ADOPTION OF ACCOUNTING PRINCIPLES

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

NOTE 6 — FACTORED ACCOUNTS AND RECEIVABLES

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

As of August 31, 2015, our cash balance was $368,000 and our borrowing base cash availability with CIT was approximately $11,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  See also “Note 15 — Debt” for a further discussion of our debt arrangements with CIT and other lenders and “Note 2 — Subsequent Events” for a discussion of our A&R Revolving Credit Agreement and the Amended and Restated Factoring Agreement with CIT.

NOTE 7 — INVENTORIES, NET

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

NOTE 8 — LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

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

NOTE 9 — RELATED PARTY TRANSACTIONS

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

See “Note 13 — Commitments and Contingencies - Contingent Consideration Payments, Buy Out Agreement and Earnout Subordination Agreement” for a further discussion on these agreements with Mr. Dahan and “Note 2 — Subsequent Events” for a discussion of Mr. Dahan’s termination of employment and resignation from our Board of Directors.

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

Peter Kim

We have entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, Chief Executive Officer of our Hudson subsidiary, in connection with the acquisition of Hudson. See “Note 15 - Debt” for a further discussion of those agreements.  In connection with the Merger, we entered into the Rollover Agreement, the Employment Agreement and the Non-Competition Agreement. For a description of those agreements see  “Note 2 - Subsequent Events”

Employment Agreements with Officers and Directors

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

NOTE 10 — EARNINGS PER SHARE

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

NOTE 11 — INCOME TAXES

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

NOTE 12 — STOCKHOLDERS’ EQUITY

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

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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
$23,522

Convertible Notes, Promissory Tax Notes, Revolving Credit Agreement and Term Loan Credit Agreement

See “Note 15 — Debt” for a further discussion on the commitments related to the acquisition of Hudson which included the issuance of the Convertible Notes, the tax notes, the Revolving Credit Agreement and the Term Loan Credit Agreement.

NOTE 14 — SEGMENT INFORMATION

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

NOTE 15 - DEBT

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

Correction of an Error

We previously reported certain information related to our discontinued operations on our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statements of Cash Flows issued in our Form 10-Q on the Original Filing Date that was calculated incorrectly.  The restatement, which is treated as a correction of an error, impacts our Condensed Consolidated Balance Sheets as of August 31, 2015 and November 30, 2014 and our Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and 2014.  There was no effect on our Condensed Consolidated Statements of Net Loss and Comprehensive Loss for the periods presented in our Form 10-Q on the Original Filing Date.

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

JOE’S JEANS INC.

November 13, 2015	/s/ Samuel J. Furrow
Samuel J. Furrow
Interim Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

November 13, 2015	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
2.1*	Agreement and Plan of Merger, dated as of September 8, 2015, by and among RG Parent, LLC, JJ Merger Sub LLC and Joe’s Jeans Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on September 9, 2015

2.2*	IP Asset Purchase Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Joe’s Holdings LLC and Sequential Brands Group, Inc.	Exhibit 2.2 to the Current Report on Form 8-K filed on September 9, 2015

2.3*	Operating Asset Purchase Agreement, dated as of September 8, 2015, by and between Joe’s Jeans Inc. and GBG USA Inc.	Exhibit 2.3 to the Current Report on Form 8-K filed on September 9, 2015

3.2	Amended and Restated Bylaws of Joe’s Jeans Inc., adopted as of July 6, 2015	Exhibit 3.2 to the Current Report on Form 8-K filed on July 8, 2015

4.1	Form of Certificate of Designation for 10% Series A Convertible Preferred Stock of Joe’s Jeans Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on September 9, 2015

4.2	Form of Subordinated Convertible Note of Joe’s Jeans Inc.	Exhibit 4.2 to the Current Report on Form 8-K filed on September 9, 2015

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