Form 10-K
period 2015-11-30
Differential Brands Group Inc.
filed 2016-02-29
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015

Commission file number: 0-18926

DIFFERENTIAL BRANDS GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2928178 (I.R.S. Employer Identification No.)

1231 South Gerhart Avenue, Commerce, California 90022
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (323) 890-1800

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

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on The Nasdaq Stock Market LLC as of May 29, 2015, was approximately $8,422,000.00.

        The number of shares of the registrant's common stock outstanding as of February 25, 2016 was 12,403,240.

        Documents incorporated by reference: None.

DIFFERENTIAL BRANDS GROUP INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2015

PART I

Certain Definitions

        As used in this Annual Report on Form 10-K ("Annual Report"), unless the context indicates otherwise, the terms "we," "us," "our," and "the Company" refer to Differential Brands Group Inc. (formerly Joe's Jeans Inc.) and our subsidiaries and affiliates, which includes our wholly owned subsidiary Hudson Clothing Holdings, Inc. and its subsidiaries ("Hudson"), a designer and marketer of women's and men's premium branded denim apparel that bear the brand name Hudson® (the "Hudson Business"). In addition, for information that speaks as of the date of this filing, we include information related to our wholly owned subsidiary RG Parent LLC and its subsidiaries ("Robert Graham" or "RG"), a business engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham® (the "Robert Graham Business") that was acquired pursuant to the Merger. The "Merger" refers to the merger transaction completed on January 28, 2016, pursuant to which our wholly owned subsidiary JJ Merger Sub, LLC ("Merger Sub") merged with and into RG, with RG surviving as our wholly owned subsidiary. RG's financial information is not included in the consolidated financial results contained in this Annual Report. The term "Joe's Business" refers to our business that was operated under the brand names "Joe's Jeans," "Joe's," "Joe's JD" and "else." The operating and intellectual property assets associated with the Joe's Business were sold on September 11, 2015 pursuant to two separate asset purchase agreements, which we refer to as the "Asset Sale," and, as a result, the assets associated with the Joe's Business are presented as held for sale (discontinued operations) in the financial statements included in this Annual Report for all periods presented.

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

        Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in this Annual Report. In particular, certain risks and uncertainties that we face include, but are not limited to, risks associated with:

  •
  the risk that we incurred substantial indebtedness to finance the acquisition of RG, and it may be necessary to refinance or extend our indebtedness, which may decrease our business flexibility and adversely affect our financial results;

  •
  the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements;

  •
  the risk that our existing stockholders may be diluted if we choose to settle the Modified Convertible Notes by issuing shares of our common stock;

  •
  the risk that we will be unsuccessful in integrating acquisitions, including RG and Hudson, and achieving our intended results as a result of such acquisitions;

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

  •
  effective inventory management;

  •
  the risk of cyber-attacks and other system risks;

  •
  our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations and new acquisitions, which access may be adversely impacted by a number of factors, including the reduced availability of credit, generally, and the substantial tightening of the credit markets, including lending by financial institutions, who are sources of credit for us, the recent increase in the cost of capital, the level of our cash flows, which will be impacted by the level of consumer spending and retailer and consumer acceptance of its products;

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

ITEM 1.    BUSINESS.

Overview and Subsequent Events

        We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports-licensed and advertising specialty markets. In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, and was renamed Innovo Group Inc., which was then renamed Joe's Jeans Inc. in October 2007. In September 2015, we sold the Joe's Business pursuant to the Asset Sale (discussed below) and in connection with the completion of the Merger (discussed below), we changed our name from Joe's Jeans Inc. to Differential Brands Group Inc. We have evolved from producing craft and accessory products to designing and selling apparel products bearing the Hudson® and Robert Graham® brand names.

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

        On September 11, 2015, we completed the Asset Sale of (i) certain of our intellectual property assets used or held for use in the Joe's Business for an aggregate purchase price of $67 million pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and among us, Joe's Holdings LLC, a Delaware limited liability company (the "IP Assets Purchaser"), and solely for the purpose of its related guarantee, Sequential Brands Group, Inc., a Delaware corporation (the "IP Asset Purchase Agreement"), and (ii) among other things, certain inventory and other assets and liabilities related to the Joe's Business for an aggregate purchase price of $13 million pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and between us and GBG USA Inc., a Delaware corporation ("Operating Assets Purchaser") (the "Operating Asset Purchase Agreement" and together with the IP Asset Purchase Agreement the "Asset Purchase Agreements"). We operated the Joe's Business, which includes certain inventory and other assets operated under the brand name "Joe's Jeans," "Joe's," "Joe's JD" and "else," from 2001 to 2015. The proceeds of the Asset Sale were used to repay all of our indebtedness outstanding under the term loan credit agreement (the "Garrison Term Loan Credit Agreement") with Garrison Loan Agency Services LLC ("Garrison") and a portion of our indebtedness outstanding under our revolving credit agreement (the "CIT Revolving Credit Agreement") with CIT Commercial Services, Inc. ("CIT"), a unit of CIT Group. As a result, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015 and we entered into the amended and restated revolving credit agreement (the "CIT Amended and Restated Revolving Credit Agreement"), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million and waived certain defaults. On January 28, 2016, all outstanding loans under the Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (the "ABL Credit Agreement") with Wells Fargo Bank, National Association, as lender, and (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (the "Term Credit Agreement", and together with the ABL Credit Agreement, the "New Credit Agreements"). After the closing of the Operating Asset Purchase Agreement and the IP Asset Purchase Agreement, we retained and operated 32 Joe's® brand retail stores, of which, pursuant to the

Operating Asset Purchase Agreement, we transferred 18 retail stores to the Operating Assets Purchaser on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe's® brand retail stores were closed. The Operating Assets Purchaser supplied Joe's® branded merchandise to the retail stores for resale under a license from the IP Assets Purchaser.

        On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of RG, as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the "Merger Agreement"), by and among RG, Merger Sub and us, for an aggregate of $81.0 million in cash and 8,870,968 shares of the our common stock, par value $0.10 per share ("common stock") (after giving effect to the Reverse Stock Split (as defined below)). Pursuant to the Merger Agreement, among other things, Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly-owned subsidiary. RG is engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham®.

        Effective upon consummation of the Merger, we changed our name to Differential Brands Group Inc. and effected a reverse stock split (the "Reverse Stock Split") of our issued and outstanding common stock such that each thirty shares of our issued and outstanding common stock was reclassified into one share of our issued and outstanding common stock, which Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC ("NASDAQ"). Unless otherwise indicated, all share amounts in this Annual Report have been adjusted to reflect the Reverse Stock Split.

        In connection with the Merger, on January 28, 2016, we completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of our preferred stock, par value $0.10 per share, designated as "Series A Convertible Preferred Stock" (the "Series A Preferred Stock"), for an aggregate purchase price of $50 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the "Stock Purchase Agreement"), by and between us and TCP Denim, LLC, a Delaware limited liability company (the "Series A Purchaser").

        We used the proceeds from the Stock Purchase Agreement and the debt financing provided by the credit facilities under the New Credit Agreements to, among other things, consummate the Merger and the transactions contemplated by the Merger Agreement.

        Also in connection with the completion of Merger, on January 28, 2016, we completed the exchange of our outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of modified convertible notes (the "Modified Convertible Notes"), as contemplated by the rollover agreement, dated September 8, 2015 (the "Rollover Agreement"), between us and the holders of our convertible notes.

        On January 28, 2016, we entered into a registration rights agreement (the "Registration Rights Agreement") with the Series A Purchaser and certain of its affiliates, the noteholder parties to the Rollover Agreement and Michael Buckley, our Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, we will provide certain demand and piggyback registration rights with respect to shares of common stock (i) issued to the parties to the Registration Rights Agreement in connection with the Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Preferred Stock and the Modified Convertible Notes.

        In connection with the Merger, we changed our fiscal year end to December 31st and will report our results after the effective date of the Merger with RG as the accounting acquirer.

        As of November 30, 2015, our principal business activity was the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Hudson®. Hudson® was established in 2002 and is recognized as a premier designer and marketer of women's and men's premium branded denim apparel, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. We sell our products to numerous retailers, which include major department stores, specialty stores and distributors around the world. As of November 30, 2015, our product line included women's, men's and children's denim jeans, pants, jackets and other bottoms. We continue to evaluate offering a range of products under the Hudson® brand name.

        RG's principal business activity is the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham®. Robert Graham® can be described as "American Eclectic." Since its launch in 2001, Robert Graham® was created based upon the premise of introducing sophisticated, eclectic style to the fashion market as an American-based company with an intention of inspiring a global movement. Robert Graham® received the 2014 "Menswear Brand of the Year" award from the American Apparel & Footwear Association. Robert Graham® offers a cohesive lifestyle collection that includes knits, polos, t-shirts, sweaters, sport coats, outerwear, jeans, pants, shorts, swimwear, sport shirts and accessories.

        As a result of the Merger and related transactions, our strategy has evolved to focus on owning, managing and operating a diversified portfolio of complimentary premium consumer brands. We aim to fill a void in the U.S. public market landscape by focusing exclusively on brands that develop products for consumers shopping at premium retailers. We intend to organically grow our current brands and seek opportunities to acquire accretive, complementary, premium brands.

Principal Products and Revenue Sources

        As of November 30, 2015, our principal apparel products bear the Hudson® brand name. Our product line includes women's, men's and children's denim jeans, pants and other bottoms. We continue to evaluate offering a range of products in the future under the Hudson® brand name. The Hudson® children's product offerings are also licensed by us. Until the sale of the Joe's Business, we also sold products bearing the Joe's® brand name.

        After the completion of the Merger, as of January 28, 2016, our principal apparel products also included the Robert Graham® product line. RG's Robert Graham® product line includes premium priced men's sport shirts, denim jeans, pants, shorts, sweaters, knits, t-shirts, sportcoats, outerwear, and swimwear. RG also offer a line of women's apparel, mainly in its own retail stores. Additionally, men's shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eye and sun glasses, jewelry, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees. Because RG focuses on design, development and marketing, it relies on third parties to manufacture its apparel products. RG sells its brand in a limited manner in the international market.

        Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. As of November 30, 2015, our Wholesale segment was comprised of sales of our Hudson® products to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments. Our products are marketed to United States retailers through third party and company owned showrooms located in New York, Los Angeles and other major cities in the United States and to international retailers through international distributors, agents or licensed stores in the various countries. As of November 30, 2015, our Retail segment was comprised of sales of our products to consumers through our retail internet sites for Hudson® products. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands.

        RG sells its current season merchandise only through its retail stores, its retail internet site, premium department stores, specialty stores, and international stores that display and merchandise its products in a way that supports its brand image and is in sync with the lifestyle and shopping experience expected by its customers. RG sells its prior season merchandise and some "designed-for-outlet" product through its own outlet stores and through select off-price retailer stores.

Product Design, Development and Sourcing

        For the Hudson® and Robert Graham® brands, our product development is managed internally by head designers, Ben Taverniti and Tom Main, respectively. Mr. Taverniti and Mr. Main lead the respective design teams responsible for the creation, development and coordination of the product group offerings for the Hudson® and Robert Graham® brands. We typically develop four collections per year for (i) spring, (ii) summer, (iii) fall/back-to-school, and (iv) winter/holiday (in the case of Hudson®) or resort/cruise (in the case of Robert Graham®), with certain core basic styles offered throughout the year. Each of Mr. Taverniti and Mr. Main is an instrumental part of our design process of our two brands, and each has been retained under a consulting agreement. The loss of either Mr. Taverniti or Mr. Main as our head designer under Hudson® and Robert Graham®, as applicable, would not change any rights we have to the Hudson® or Robert Graham® brands. We believe that should either Mr. Taverniti's or Mr. Main's services terminate, we would be able to find alternative sources for the development and design of the Hudson® and Robert Graham® brands, as applicable.

        Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors, many of whom are located outside of the United States. For fiscal 2015, substantially all of the total revenue for the Robert Graham Business was attributable to manufacturing contractors located outside of the United States, with approximately 92 percent of Robert Graham's purchases for fiscal 2015 attributable to manufacturing contractors located in Asia, including India. For fiscal 2015, 51 percent of the total revenue for the Hudson Business was attributable to manufacturing contractors located outside of the United States, with approximately 45 percent of Hudson's purchases attributable to manufacturing contractors located in Mexico. We anticipate that the percentage of our total combined revenue sourced from outside of the United States for fiscal 2015 will increase because of our plan to shift a substantial portion of Hudson's denim production to Mexico, Turkey and other foreign countries. Two of our manufacturing contractors, Top Jeans in Mexico and Atomic Denim in the United States, represented approximately 22 percent of our total purchases of our Hudson products for fiscal 2015. We do not have a long-term supply agreement with any of our third party manufactures or contractors, and we believe that there are a number of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We purchase products in various stages of production from partial to completed finished goods. We control production schedules in order to ensure quality and timely deliveries and conduct all aspects of inventory, warehousing, picking and packing services internally. See "Risk Factors—Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business."; "Risk Factors—Our Business could suffer as a result of a manufacturer's inability to produce our goods on time and to our specifications or if we need to replace manufacturers."; and "Risk Factors—Problems with the third party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies."

        For our Hudson® brands, we purchase fabric from independent vendors located domestically and internationally. Our raw materials are principally blends of fabrics, yarns and threads and are available from multiple sources, and our primary suppliers include Candiani, Orta and Italdenim for fabrics and Revolution Group for trims. For our Robert Graham® brand, we source fabrics and trims, but have the factories that produce the final product purchase the raw materials. We do not enter into any long term agreements with our suppliers for either our Hudson® or our Robert Graham® brand, nor are we substantially dependent on any one of them. For our Robert Graham® brand, one of our larger suppliers is a related party. We have not experienced any material shortage of raw material to meet our needs. We continue to explore alternate inventory strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for the growth of our brands. See "Risk Factors—Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability." and "Risk Factors—We are depending on our relationships with our vendors."

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

        We also require our independent manufacturers to operate in compliance with applicable laws and regulations; however, we have no control over the ultimate actions of our independent manufacturers. Despite our lack of control, we have internal operating guidelines to promote ethical business practices and our employees periodically visit and monitor the operations of our independent manufacturers. For our Hudson® brand products, we also use the services of a third party independent labor consulting service to conduct random, on-site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations. See "Risk Factors—If an independent manufacturer of ours fails to use acceptable labor practices, our business could suffer."

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

        As of February 29, 2016, we owned approximately three United States trademark registrations and two pending U.S. trademark applications in connection with our Hudson® brand. As of February 29, 2016, we also owned a variety of registrations and pending applications for the above-referenced marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, approximately 13 registrations have been issued in jurisdictions such as Australia, Canada, the European Community which comprises 28 member countries, Hong Kong, Japan, Macao, South Korea, New Zealand and Taiwan.

        For our Robert Graham® brand, these marks include the "Robert Graham" word mark and "Robert Graham" logo. As of February 29, 2016, we owned approximately ten United States trademark registrations in connection with our Robert Graham® brand. As of February 29, 2016, we also owned a variety of registrations and pending applications for the above-referenced marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, approximately 52 registrations have been issued in jurisdictions such as Australia, Bangladesh, Canada, China, Egypt, the European Community which comprises 28 member countries, Hong Kong, Iceland, India, Israel, Japan, Mexico, Morocco, Norway, Panama, Peru, Korea, Russia, Switzerland, Taiwan, the United Arab Emirates and Vietnam.

        We also selectively license our Hudson® and Robert Graham® brands for certain product categories or for retail stores in foreign jurisdictions. Licensing product categories broadens and enhances the products available under the brand name. In addition, by licensing certain product categories, we receive royalty payments on net sales or purchases of product for sale at the retail stores without incurring significant capital investments or incremental operating expenses. There are certain minimum net sales that the licensees are required to meet, and the agreements generally have renewal rights. As of February 29, 2016, we had one active license agreement for Hudson® and 11 for Robert Graham®. Our licensing arrangement for our Hudson® brand is for children's apparel. For our Robert Graham® brand, our licensing arrangements are for men's dress shirts, neckwear, tailored clothing, hosiery, leather goods (including bags and belts and small leathers), sun and optical eyewear, headwear, jewelry, footwear, underwear and loungewear and fragrances. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas.

        See "Risk Factors—Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties who may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or business."

Sales, Distribution and Outsourcing Agreements

        Domestically, we sell our products through our own showrooms, as well as, in the case of our Robert Graham® brand products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers.

        We sell our products internationally through distributors in various countries that, in the case of our Hudson® products, are managed by us and through licensed stores. We believe that by working directly with our distributors abroad rather than through a third party master distributor, we exercise more control and guidance over sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors. As we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

Advertising, Marketing and Promotion

        For our Hudson® brand, our advertising campaigns for our brand have been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in Los Angeles, California and New York City, print ads in magazines and on specialty online websites. We generally locate short-term billboard advertising space in various locations in and around New York City and Los Angeles. In addition, we utilize public relations firms to strategically place our products in magazines, editorials and with stylists. We also have internal visual merchandisers who work with our customers to create the presentation of our products in their stores to enhance sales. For example, many of our customers' stores have denim focus areas located within a department that are dedicated to selling and showcasing our merchandise on a year-round basis.

        For our Robert Graham® brand, our advertising is focused on areas of high traffic around our stand-alone retail locations through short term billboard advertisements, center publications, in-center advertising stands, hotels, restaurants and websites that cater to the local marketplace for the purpose of increasing traffic into our stores and to our ecommerce website. In addition, we work with fashion stylists and celebrity agents to strategically place our products on celebrities for broadcast, or within print publications. We also merchandise our windows and in store displays to tell thematic stories, depending on the time of year. We also partner with our customers through cooperative advertising programs to promote the brand. Lastly, we forge brand partnerships with like-minded-audiences to serve our product to them, for example Barrett Jackson and Indy 500.

Customers

        Our products are sold to consumers through high-end department stores and boutiques located throughout the world.

        For our Hudson® brand, we currently sell to domestic department stores such as Macy's Inc., which includes Bloomingdale's and Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur, Lord & Taylor, Dillard's and Belk stores and approximately 1,000 specialty retailers, which include American Rag, Amazon, Revolve Clothing and Shop Bop in the United States. We sell internationally to distributors and our products can be found in major retailers in countries such as France, Japan, Italy, Germany, Russia, Spain, Sweden and Turkey. In addition, we also sell prior season or excess merchandise to off-price retailers.

        For our Robert Graham® brand, we currently sell to approximately 800 doors through domestic department stores such as Bloomingdale's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur and specialty retailers, which include, Amazon, DXL/Rochester Big & Tall, Patrick James and The Club in the United States. We sell internationally to a distributor in Canada and our products can be found in major retailers. In addition, we also sell prior season or excess merchandise to off-price retailers.

        The Hudson® website, www.hudsonjeans.com, and the Robert Graham® website, www.robertgraham.us, were established to promote and advance the image of both the Hudson® and Robert Graham® brands and to allow consumers to review and purchase online the latest collection of products. The information available on the websites is not intended to be incorporated into this Annual Report. We currently use both online and print advertising to create brand awareness with customers as well as consumers.

        We do not enter into long-term agreements with any of our customers. Instead, we receive individual purchase order commitments from our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, to change their manner of doing business with us, to cancel orders previously placed in advance of shipment dates or a decision to cease carrying our products could have a material adverse effect on our financial condition and results of operations. See "Risk Factors—A substantial portion of our net sales and gross profit is derived from a small number of large customers, and the loss of any of these large customers could have a material adverse effect on our financial condition and results of operations."

        For fiscal 2015, the ten largest customers and customer groups for our Hudson Business accounted for approximately 72 percent of our net sales. We believe that we would be able to find alternative customers or increase sales to our existing customer base to purchase our products in the event of the loss of any of these existing customers. For example, during fiscal 2015, the largest customer of Hudson®, Nordstrom Inc., represented the only customer that was over 10 percent of our net sales for Hudson®. Our Robert Graham® brand is substantially dependent on its 10 largest customers and customer groups, which accounted for approximately 35 percent of net sales for the Robert Graham Business during fiscal 2015. Nordstrom, Inc., which is also the largest customer of the Robert Graham Business, accounted for over approximately 11 percent of net sales for the Robert Graham Business in fiscal 2015.

Seasonality of Business and Working Capital

        Products are designed and marketed primarily for four principal selling seasons: spring, summer, fall/back-to-school and winter/holiday (in the case of Hudson®) or resort/cruise (in the case of Robert Graham®). Typically, we have approximately a 12 to 14 week turnaround time between the time we book an order at a show and when we ship it. Our primary booking periods for the retail sales seasons are as follows:

  Hudson®

Retail Sales Season	Primary Booking Period
Spring	September - November
Summer	November - March
Fall/Back-to-School	February - May
Winter/Holiday	June - August

  Robert Graham®

Retail Sales Season	Primary Booking Period
Spring	July - September
Summer	October - December
Fall/Back-to-School	January - March
Resort/Cruise	April - June

        We have historically experienced, and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months. For fiscal 2015, we funded our liquidity needs through cash from operations and cash availability under our financing agreements with CIT. In fiscal 2016, we plan to fund our liquidity needs through cash from operations and cash availability under our financing arrangements, including our New Credit Agreements. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of our financing agreements and our liquidity position.

Credit and Collection

        We currently extend credit to a majority of our larger customers, who purchase our products from us at wholesale prices. Our decision to extend credit is based on factors such as credit approval by CIT under our factoring arrangements, past credit history, reputation of creditworthiness within our industry and timelines of payments made to us. We generally extend this credit without requiring collateral. A small percentage of our customers are required to pay by either cash before delivery, credit card or cash on delivery, or C.O.D., which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior payment history. For those customers to whom we extend credit, typical terms are net 30 to 60 days. Based on industry practices, financial awareness of the customers with whom we conduct business and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit. We are exposed to some collection risk for receivables which were factored with recourse where CIT did not accept the credit risk. However, the aggregate amount of exposure is generally low and, therefore, we believe that the credit risk associated with our extension of credit is minimal. With respect to the Robert Graham Business, retail and ecommerce sales are paid at the time of sale.

Backlog

        Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 2015, we had backlog of $24,391,000 compared to $20,429,000 as of November 30, 2014. The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

        The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. Our Hudson® brand competes with other denim manufacturers such as AG, Paige Premium Denim, Rag and Bone, Seven for All Mankind, Citizens of Humanity, J Brand and True Religion and other larger competitors. Our Robert Graham® brand competes with other premium lifestyle brands such as Armani, Burberry, Hugo Boss, John Varvatos, Paul Smith, Peter Millar, Ralph Lauren, Ted Baker, Theory, Tommy Bahama, Zegna, and other larger competitors. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers' delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources, and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See "Risk Factors—We face intense competition in the denim and premium lifestyle apparel industries. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted."

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

        Our import operations are subject to international trade agreements and regulations such as the North American Free Trade Agreement and other bilateral textile agreements between the United States and a number of foreign countries, including China, Hong Kong, India, Indonesia, Italy, Jordan, Korea, Morocco, Peru, Philippines, Portugal, Taiwan, Turkey and Vietnam. For the Hudson Business, some of these agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. For the Hudson Business, such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Some of our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. In addition, exports of our products to certain countries are subject to quotas, duties, tariffs or other restrictions that could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

Employees

        As of February 26, 2016, we have 588 total employees, which includes 350 full-time, 214 part-time employees and 24 temporary employees. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        Currently, we do not have any material reportable operations outside of the United States.

Manufacturing and Distribution Relationships

        Our denim products are manufactured by contractors located in Mexico, Turkey, China, and Los Angeles, California. Our non-denim products are primarily manufactured in the United States, Peru, Portugal, and Asia, including Hong Kong, China, India and Korea. Our products are distributed out of Los Angeles or directly from the factory to the customer. The following table and disclosure above represents the percentage of denim and non-denim products manufactured in the various countries or on the geographic continent as a percentage of all products manufactured during the fiscal year excluding information with respect to RG.

	2015	2014
United States	48.8%	62.2%
Mexico	44.8%	37.8%
Europe	3.1%	0.0%
Asia	3.3%	0.0%

	100%	100%

Available Information

        Our primary corporate website address is www.differentialbrandsgroup.com. We make available on or through our website, without charge, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Additionally, we routinely post additional important information including press releases, investor presentations and notices of upcoming events, under the "Investor Relations" section of our website and we recognize our website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under SEC Regulation FD. Investors may be notified of postings to the website by signing up for email alerts. Although we maintain a website at www.differentialbrandsgroup.com, we do not intend that the information available through our website be incorporated into this Annual Report. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Executive Officers and Directors

        The following table sets forth certain information regarding our executive officers and directors as of February 29, 2016:

Executive Officers

Name	Age	Position
Michael Buckley	52	Chief Executive Officer and Director (Principal Executive Officer)
Hamish Sandhu	53	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Peter Kim	45	Chief Executive Officer of Hudson subsidiary

        Michael Buckley has served as Chief Executive Officer and a member of our Board of Directors since January 2016. Prior to the Merger, Mr. Buckley served as Chief Executive Officer of Robert Graham since June 2011. From 2006 to 2011, Mr. Buckley served as the President of True Religion Apparel Inc. From 2001 to 2005, Mr. Buckley served as President and Chief Executive of North American operations for the Ben Sherman Group. From 1996 to 2001, Mr. Buckley served as Vice President of Diesel USA, a retail apparel company, from 1996 to 2001 where he oversaw all U.S.-based retail and financial operations of Diesel® Jeans U.S.A.

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

        Peter Kim has served as the Chief Executive Officer of our Hudson subsidiary since its acquisition in September 2013. Mr. Kim founded Hudson and has been Chief Executive Officer and a director of Hudson since 2002.

Board of Directors

Name	Age	Position
William Sweedler	49	Chairman of the Board of Directors of the Company; Co-Founder and Managing Partner, Tengram Capital Partners
Michael Buckley	52	Chief Executive Officer and Director of the Company
Matthew Eby	44	Co-Founder and Managing Partner, Tengram Capital Partners
Kelly Hoffman	57	Chief Executive Officer and Director, Ring Energy, Inc.
Walter McLallen	50	Managing Director, Meritage Capital Advisors
Kent Savage	54	General Partner, Savage Interests LP; Chief Executive Officer, Icon.me, LLC
Andrew Tarshis	49	Chief Operating Officer/Chief Compliance Officer and Partner, Tengram Capital Partners

ITEM 1A.    RISK FACTORS.

        The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

We are bound by the New Credit Agreements, which contain restrictive covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the New Credit Agreements, our operations may be interrupted and our business and financial results could be adversely affected.

        We are bound by the New Credit Agreements. The New Credit Agreements include covenants that restrict our ability to do the following: incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay indebtedness and make capital expenditures. The New Credit Agreements also require us to comply with financial maintenance covenants. The Term Credit Agreement requires the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the second fiscal quarter ending after the Closing Date), consisting of an adjustable maximum net senior leverage ratio that is initially 5.29 to 1.00, a maximum net senior rent adjusted leverage ratio that is initially 4.20 to 1.00 and an adjustable minimum fixed charge coverage ratio that is initially 1.56 to 1.00. The ABL Credit Agreement requires us to comply with a minimum fixed charge coverage ratio of 1:00 to 1:00 to be tested monthly if excess availability under the Revolving Facility is less than 10% of the lesser of the commitments under the Revolving Facility and the borrowing base or during specified events of defaults. In addition, substantially all of our assets, including our trademarks, secure our obligations under the New Credit Agreements.

        The restrictive covenants contained in the New Credit Agreements and the degree to which we are leveraged following the Merger Transactions could have important consequences to the our shareholders, including, but not limited to, potentially:

  •
  reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness;

  •
  making us more vulnerable to general adverse economic and industry conditions and changes in our business;

  •
  increasing borrowing costs and limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements;

  •
  requiring the dedication of a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes;

  •
  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and

  •
  making it more difficult for us to repay, refinance, or satisfy our obligations with respect to our debt.

        In addition, any failure by us to comply with the various covenants could have material adverse consequences. Such noncompliance may result in our inability to borrow under the New Credit Agreements, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue any expansion plans. An event of default under the New Credit Agreements could also result in the acceleration of all of our indebtedness. If the financing under the New Credit Agreements or other material indebtedness becomes due and payable, we may be required to refinance, restructure, or otherwise amend some or all of such obligations, sell assets, or raise additional cash through the sale of our equity. We cannot make any assurances that we would be able to obtain such refinancing in a timely manner, on favorable terms or at all or that such restructuring activities, sales of assets, or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. Additionally, upon the occurrence of an "event of default" under the New Credit Agreements, all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for our stockholders the creditors receive their required payment.

We have a significant amount of indebtedness, which could adversely affect our financial performance and impact our ability to service our indebtedness.

        After giving effect to the Merger and the related Merger Transactions and the incurrence of indebtedness in connection therewith, we have approximately $82.5 million in indebtedness, including $56.0 million of indebtedness under the New Credit Agreements and $16.5 million of indebtedness under the Modified Convertible Notes.

        If we incur additional debt, the risks associated with our leverage, including the risk that we will be unable to service our debt obligations, will increase. The degree to which we, together with our subsidiaries, are leveraged or incur additional debt could have important consequences to our ability to meet debt obligations. For example, the degree of our consolidated leverage:

  •
  may limit our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if, as discussed further in the following risk factors, (1) the ratings assigned to our debt securities by nationally recognized credit rating organizations are revised downward or (2) we seek capital during periods of turbulent or unsettled market conditions;

  •
  may require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, reducing the funds available to us for other purposes, including acquisitions, capital expenditures, marketing and other growth initiatives;

  •
  may increase our future borrowing costs;

  •
  may limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to our competitors;

  •
  may put us at a competitive disadvantage to competitors that are not as leveraged;

  •
  may increase the risk that third parties will be unwilling or unable to engage in hedging or other financial or commercial arrangements with us;

  •
  may increase the risk that we will need to sell securities or assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

  •
  may increase the risk that we will not meet the financial covenants contained in our current or future debt agreements or timely make all required debt payments.

        Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that will be beyond our control.

        Our business may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness may restrict our ability to sell assets and our use of the proceeds from such sales.

To service our indebtedness incurred in connection with the Merger, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

        Our ability to make cash payments on and to refinance our indebtedness incurred in connection with the Merger and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that will be beyond our control.

        Our business may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any indebtedness on commercially reasonable terms or at all. If we cannot service its indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness may restrict our ability to sell assets and our use of the proceeds from such sales.

Our success will further depend on implementing a shift in Hudson's denim production from primarily domestic production to foreign production.

        The Hudson® brand has historically produced substantially all of its denim apparel in Los Angeles, California. Our ability to improve operational efficiencies and profitability will depend in part upon the successful implementation of shifting all or substantially all of Hudson's® denim production to Mexico, Turkey and other foreign countries to achieve better production costs and margin improvement. To date, only a minor portion of Hudson's production has been shifted to Mexico, Turkey and other foreign countries. There are risks and uncertainties when undertaking large-scale changes in denim production and sourcing, particularly in a foreign country. There can be no assurances that such a large-scale move will not affect the fit, quality or construction or timely deliveries to retailers of our Hudson® branded denim.

Our success will further depend on customer reception to Hudson producing non-United States denim products.

        We were successful in making the transition from domestic production to Mexico production for our former Joe's® branded products, and saw negligible, if any, negative reaction from our customers, who came to accept the Joe's® branded products regardless of where they were produced. However, Hudson has different brand awareness amongst its loyal customers and has historically produced substantially all of its denim in the United States therefore, we may experience negative reaction from the Hudson® customer base and negative reception for denim not produced in the United States.

Problems with the third party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.

        The Hudson® brand and the Robert Graham® brand rely on distribution facilities operated by third parties. Our ability to meet the needs of our wholesale partners and our own retail stores depends on the proper operation of these distribution facilities. These third parties will continue to provide distribution services, until we elect to terminate such services. There can be no assurance that we will be able to enter into other contracts for alternate or replacement distribution centers on acceptable terms or at all. Such an event could disrupt our operations. In addition, because substantially all of our Hudson® brand products are distributed from one location and our Robert Graham® brand products are distributed from a limited number of locations, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facilities. We maintain business interruption insurance; however, this coverage may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

We are subject to risks associated with leasing retail space, are generally subject to long-term non-cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

        We do not own any of our retail stores, but instead lease all of our retail stores under retail store leases and are subject to all of the risks associated with leasing real estate. Our leases associated with the Robert Graham Business generally have terms of 10 years with no option to renew. The leases associated with the Robert Graham Business are generally terminable after three to five years, and all leases have restrictions in connection with assigning or subletting them. All of our leases require a fixed annual rent, and most require the payment of additional "percentage" rent if store sales exceed a negotiated amount. Most of the retail store leases are "net" leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Additionally, certain of the leases may allow the lessor to terminate the lease or not renew if we do not achieve a specified gross sales threshold in a particular year. We cannot assure you that we will achieve any of these thresholds. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

        Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

Our ability to attract customers to our stores depends heavily on successfully locating our stores in suitable locations and any impairment of a store location, including any decrease in customer traffic, could cause our sales to be less than expected.

        Our approach to identifying locations for our retail stores typically favors street and mall locations near premium and contemporary retailers that we believe are consistent with our key customers' demographics and shopping preferences. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Changes in areas around our existing retail locations that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected and the related leases are generally non-cancelable. Store locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

  •
  economic downturns in a particular area;

  •
  competition from nearby retailers selling similar apparel;

  •
  changing consumer demographics in a particular market;

  •
  changing preferences of consumers in a particular market;

  •
  the closing or decline in popularity of other businesses located near our store; and

  •
  store impairments due to acts of God, natural disasters, climate change or terrorism.

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

        As of February 29, 2016, we had 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores. Two additional leases for Robert Graham® brand full price stores have been signed for 2016 openings. Our new stores may not be immediately profitable and we may incur losses until these stores become profitable. Lack of availability, of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. Other than the two Robert Graham® brand stores mentioned above, there can be no assurance that we will open new stores in fiscal 2016 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

We may be unable to grow comparable store sales or average sales per square foot in our retail stores, which could cause our share price to decline.

        We may not be able to grow our comparable store sales or average sales per square foot in our retail stores. If our future comparable store sales or average sales per square foot decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations through our wholesale partners and at our retail locations have fluctuated in the past and can be expected to continue to fluctuate in the future. The continued operation of our retail locations depends on our ability to hire, train and retain associates and field management. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

Uncertain economic conditions in the United States and other parts of the world can affect consumer confidence and consumer spending patterns.

        The general economy in the United States and abroad continues to be in the midst of uncertainty. The apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact our business overall, the carrying value of our tangible and intangible assets, sales, gross margins and profitability. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industry, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales. Additionally, the strength of the United States dollar relative to foreign currencies cam impact the demand for our products by foreign tourists, as has been experienced in recent periods. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

        Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale partners and retail customers, which could lead to a negative impact on our revenues and profitability. This promotional environment may continue even after economic growth returns, as we expect consumer spending trends are expected to remain at historically depressed levels for the foreseeable future. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts, civil unrest or other hostilities around the world could lead to further decreases in consumer spending.

We face risks associated with constantly changing fashion trends, including consumer's response to our products. Also, we intend to expand into other product classifications. If we are unable to adapt to changing fashion trends as to our existing or new products, our business and financial condition could be adversely affected.

        Our success depends on our ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner, both as to existing products and as to other product classifications we may initiate. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect the acceptance of our existing or new products and leave us with a substantial amount of unsold inventory or missed opportunities in the marketplace. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively affect our ability to achieve profitability. At the same time, a focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and may cause us to lose sales.

        We attempt to minimize our risk associated with delivering items through early order commitments by retailers. Accordingly, we generally place production orders with manufacturers before we have received all of a season's orders and orders may be cancelled by retailers before shipment. Therefore, if we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories or lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

Our business and results of operations could be negatively impacted by a change in consumer demand for denim and premium lifestyle apparel in the marketplace.

        Because consumer demands and fashion trends are subject to cyclical variations as well as the fact that the general economy and future economic prospects can often affect consumer spending habits, a change in any one of the following:

  •
  consumer demand,

  •
  consumer purchases of discretionary items,

  •
  general economic conditions, or

  •
  fashion trends,

may result in lower sales, excess inventories or lower profit margins for our Hudson® or Robert Graham® products, any of which could have a material adverse effect on our results operations and financial condition.

We face intense competition in the denim and premium lifestyle apparel industries. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.

        We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. Our Hudson® brand competes with other denim manufacturers such as AG, Paige Premium Denim, Rag and Bone, Seven for All Mankind, Citizens of Humanity, J Brand and True Religion and other larger competitors. Our Robert Graham® brand competes with other premium lifestyle brands such as Armani, Burberry, Hugo Boss, John Varvatos, Paul Smith, Peter Millar, Ralph Lauren, Ted Baker, Theory, Tommy Bahama, Zegna and other larger competitors. We compete primarily on the basis of:

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

        Furthermore, some of our competitors are larger and may have resources available to them that we do not have or are privately held without the restraint of a public company and with limited reporting of their results of operations. Therefore, it may be difficult for us to effectively gauge consumer response to our products and how our products are competing with these and other competitors in the marketplace. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition or results of operations.

Our business depends on a strong brand image, and if we are not able to maintain or enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to sell sufficient quantities of our merchandise, which would harm our business and cause our results of operations to suffer.

        Maintaining and enhancing our brands is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as visual merchandising, marketing and advertising, employee training and store operations. We anticipate that, as our business expands into new markets and new product classifications and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Certain of our competitors in the apparel industry have faced adverse publicity surrounding the quality, attributes and performance of their products. Our brand may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the contemporary apparel industry and to continue to provide high quality products. If we are unable to maintain or enhance our brand image, our results of operations may suffer and our business may be harmed.

A substantial portion of our net sales and gross profit is derived from a small number of large customers, and the loss of any of these large customers could have a material adverse effect on our financial condition and results of operations.

        Our Hudson Business is substantially dependent on its 10 largest customers and customer groups, which accounted for approximately 72 percent and 70 percent of net sales for our Hudson Business during fiscal 2015 and 2014, respectively. The largest customer for our Hudson Business, Nordstrom, Inc., accounted for over 34 percent and 40 percent of our net sales in fiscal 2015 and 2014, respectively. Our Robert Graham® brand is substantially dependent on its 10 largest customers and customer groups, which accounted for approximately 35 percent and 42 percent of net sales for our Robert Graham Business during fiscal 2015 and 2014, respectively. Nordstrom, Inc., which is also the largest customer of our Robert Graham Business, accounted for over 11 percent and 13 percent of net sales for our Robert Graham Business in fiscal 2015 and 2014, respectively. We do not enter into any type of long-term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, to change their manner of doing business with us, to cancel orders previously placed in advance of shipment dates or a decision to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

        We plan to grow our business by increasing our core product offerings, which includes expanding our Hudson® brand and Robert Graham® brand product collection, including into new product classifications. We will continue to evaluate our plan to develop and introduce select new product categories and pursue select additional licensing opportunities in other categories.

        If our expected product offerings fail to maintain and enhance our brand identity, our image may be diminished or diluted. The expansion into new products and classifications may require the establishment of new sourcing relationships, increasing our sourcing risk. See "Risk Factors—Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business." As we expand our licensing activities, we increase risks associated with having a limited ability to conduct comprehensive final quality checks on merchandise, which could affect product quality.

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

Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties who may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or business.

        We license our Hudson® to third parties for manufacturing, marketing and distribution of children's products. Additionally, we license trademarks associated with our Robert Graham® brand to third parties for manufacturing, marketing and distribution of apparel and accessories. We believe that licensing our brands for certain product categories will broaden and enhance the products available under these brand names.

        Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control. We have entered into one license agreement for our Hudson® brand: children's. We have entered into certain license agreements for our Robert Graham® brand: men's dress shirts, neckwear, tailored clothing, hosiery, leather goods (including bags and belts and small leathers), sun and optical eyewear, headwear, jewelry, footwear, underwear and loungewear and fragrances. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas.

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

  •
  maintain customer relationships.

        Any of the foregoing risks, or the inability of any of our licensing partners to successfully market our products or otherwise conduct the licensing partners' business, may result in loss of revenue and competitive harm to our operations and reputation in regions or product categories where we have entered into such licensing arrangements.

If we are unable to accurately forecast customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and to wholesale partners.

        We stock our stores, and provide inventory to our wholesale partners, based on our or our wholesale partners' estimates of future demand for particular products. Our inventory management and production planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. However, if our inventory and planning team fails to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. There can be no assurance that we will be able to successfully manage our inventory or production at a level appropriate for future customer demand.

        Factors that could affect our inventory management and production planning team's ability to accurately forecast customer demand for our products include:

  •
  a substantial increase or decrease in demand for our products or for products of our competitors;

  •
  our failure to accurately forecast customer acceptance for our new products;

  •
  new product introductions or pricing strategies by competitors;

  •
  more limited historical store sales information for our newer products and markets;

  •
  weakening of economic conditions or consumer confidence in the future; and

  •
  acts or threats of war or terrorism or civil unrest which could adversely affect consumer confidence and spending or our international sales.

        If we were to experience rapid growth, we may place insufficient levels of desirable product with our wholesale partners and in our retail locations such that we would be unable to fully satisfy customer demand at those locations. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. As a result of these inabilities or failures, we may encounter difficulties in filling customer orders or in liquidating excess inventory at discount prices and may experience significant write-offs. Additionally, if we over-produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require give backs. These outcomes could have a material adverse effect on our brand image and adversely impact sales, gross margins and profitability.

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

        We have made and are making investments to support our near and longer-term growth. If our operations continue to grow over the longer term, of which there can be no assurance, we will be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. The integration of our Hudson Business and our Robert Graham Business could strain our existing resources. As a result, we could experience operating difficulties, including obtaining sufficient raw materials at acceptable prices, securing manufacturing capacity to produce our products and experiencing delays in production and shipments. These difficulties would likely lead to a decrease in net revenue, income from operations and the price of our common stock, and such decreases could be significant.

Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business.

        Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors, many of whom are located outside of the United States. For fiscal 2015, substantially all of the total revenue for the Robert Graham Business was attributable to manufacturing contractors located outside of the United States, with approximately 92 percent of Robert Graham's purchases for fiscal 2015 attributable to manufacturing contractors located in Asia, including India. For fiscal 2015, 51 percent of the total revenue for the Hudson Business was attributable to manufacturing contractors located outside of the United States, with approximately 45 percent of Hudson's purchases attributable to manufacturing contractors located in Mexico. We anticipate that the percentage of our total combined revenue sourced from outside of the United States for fiscal 2015 will increase because of our plan to shift a substantial portion of Hudson's denim production to Mexico, Turkey and other foreign countries. A manufacturing contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us. As a result of the magnitude of our foreign sourcing, our business is subject to the following risks:

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

  •
  disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

  •
  the migration and development of manufacturing contractors, which could affect where our products are or planned to be produced;

  •
  increases in the costs of fuel, travel and transportation;

  •
  reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign- made product; and

  •
  violations by foreign contractors of labor and wage standards and resulting adverse publicity.

        If these risks limit or prevent us from manufacturing products in any significant international market, prevent us from acquiring products from foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact our business.

        We do not have written agreements with any of our third-party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Supply disruptions from any of our third-party manufacturing contractors could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials in a timely manner, at acceptable prices or at all. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost- efficient manner could have a material adverse effect on our business, financial condition and operating results.

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

        We compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot provide assurance that this additional capacity will be available when required on terms that are acceptable to us or similar to any existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint.

If an independent manufacturer of ours fails to use acceptable labor practices, our business could suffer.

        While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers. Despite our lack of control, we have internal and vendor operating guidelines to promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers. We also use the services of a third party independent labor consulting service to conduct on site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations. The violation of labor or other laws by one of our independent manufacturers or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. In particular, the laws governing garment manufacturers in the State of California impose joint liability upon us and our independent manufacturers for the labor practices of those independent manufacturers. As a result, should one of our independent manufacturers be found in violation of state labor laws, we could suffer adverse financial or other unforeseen adverse consequences.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

        The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for the raw materials—primarily cotton—used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Increases in raw material costs, together with other factors, could result in a decrease of our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner, which could adversely affects our revenues and working capital requirements.

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

We are subject to heightened cybersecurity risks and may incur an increase in costs in an effort to minimize those risks.

        We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including credit card information and personal identification information. A security breach may expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly- evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Any potential future acquisitions, strategic investments or mergers may subject us to significant risks, any of which may harm our business and may lead to substantial dilution or negative effects on the market price of our common stock.

        The combined company's strategy includes identifying and acquiring, investing in or merging with suitable candidates on acceptable terms in order to grow or complement our business. Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

  •
  diversion of management attention from running our existing business;

  •
  possible material weaknesses in internal control over financial reporting;

  •
  increased expenses including legal, administrative and compensation expenses related to newly hired employees;

  •
  increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us;

  •
  potential exposure to material liabilities not discovered in the due diligence process, including cyber security risks;

  •
  potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

  •
  acquisition financing may not be available on reasonable terms or at all; and

  •
  any acquired business, technology, service or product may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from the acquisition.

        For any or all of these reasons, our pursuit of an acquisition, investment or merger may cause our actual results to differ materially from those anticipated. In addition, the success of our strategy to pursue potential future acquisitions will depend on our ability to achieve savings from the elimination of duplicative expenses or the realization of other efficiencies associated with such acquisitions. Failure to implement our strategic plan with success, including our ability to achieve anticipated savings in connection with any potential future acquisitions, could result in increased costs and could adversely affect our business, financial condition, operating results and prospects.

        Because we are highly levered, we expect that we may need to issue additional equity to support our growth; however, we may not be eligible to use a Form S-3, therefore, the process of raising capital to support our growth may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3. Moreover, the addition of a substantial number of shares of the our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock and would dilute the ownership of our then existing stockholders.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

        Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales typically occurs from late spring through the early fall, which coincides with our third and fourth fiscal quarters. This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest. Cash flow is typically strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future.

Our trademark and other intellectual property rights may not be adequately protected and some of our products are targets of counterfeiting.

        We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks as we expand our product offerings and expand the number of countries where we sell our products. We cannot ensure that any actions taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

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

        Our ability to capitalize on growth in new and existing international markets is subject to risks associated with international operations. Some of these risks include:

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

Our common stock price is volatile and may decrease.

        The market price of our common stock may continue to fluctuate significantly and investors in our common stock could lose the value of their investment. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

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

  •
  changes in market valuations of other premium denim apparel companies;

  •
  announcements of new product lines by us or our competitors, announcements by us or our competitors of significant contracts, acquisitions or dispositions of assets, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel or members of our board of directors; and

  •
  general conditions in the apparel industry.

        In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $2.85 to $10.95 (after giving effect to the Reverse Stock Split). In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

The Merger and the related Merger Transactions may not achieve its intended results and could adversely affect our financial results.

        We entered into various agreements in connection with the Merger with the expectation that the Merger and the related Merger Transactions would result in various benefits, including, among other things, cost savings, operating efficiencies, growth opportunities and the alleviation of certain issues related to our liquidity. Our ability to achieve the anticipated benefits of the Merger and the related Merger Transactions is subject to a number of uncertainties, including whether the Robert Graham Business is combined with Hudson Business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of revenues we expect to generate and diversion of management's time and energy and could have an adverse effect on our business, financial results and prospects.

        Moreover, our future financial results will depend in part on our ability to profitably manage our core businesses, including any growth related to the combination of our Hudson Business and Robert Graham Business. Over the past several years, we have engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage employees and expand our operations and financial control systems. If we are unable to manage our businesses effectively and profitably, including, without limitation, in connection with the wind down of certain retail leases as discussed below, our business and financial results could suffer.

We may be unable to integrate the Company and RG successfully or realize the anticipated benefits of the Merger and the related Merger Transactions and our future business and financial results may be negatively impacted.

        We have incurred and continue to incur substantial expenses in connection with the Merger and the related Merger Transactions and the integration of the Company and RG. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the Merger expects to achieve from the elimination of duplicative expenses and the realization of cost savings. These integration expenses likely will result in us taking significant charges against earnings, and the amount and timing of such charges are uncertain at present. There can be no assurance that the elimination of duplicative costs or the realization of any other efficiencies related to the Merger will allow us to offset transaction-related costs in the near term, or at all.

        Our ability to operate profitably depends on our ability to implement our strategic plan with success, including our ability to successfully and efficiently integrate the businesses operations and personnel of the Company and RG. In order to achieve a successful integration, we must, among other things, retain and effectively manage employees. Our success is dependent on our ability to attract, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. If we experience a large-scale loss of employees as a result of the Merger, we may be unable to manage our business effectively and profitably, and our business and financial results could suffer. Even if integration is successful, the financial performance of our business may not be as expected and there can be no assurance we will realize the benefits that we expect to achieve. Failure to achieve the anticipated benefit could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

        As a result of the Merger, we expect our business to expand, and our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

Ownership of our common stock is concentrated among affiliates of TCP, which substantially reduces the ability of other stockholders to influence management, including through the election of directors, and may result in decisions that do not always coincide with the interests of other stockholders.

        In connection with the Merger and the Merger Transactions, we effected the Reverse Stock Split and issued or reserved for issuance 15,688,675 shares of our common stock consisting of (1) 8,870,968 shares of common stock issuable pursuant to the Merger Agreement, (2) up to 4,480,287 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock, (3) 1,154,194 shares of common stock issuable pursuant to the Rollover Agreement and (4) 1,183,226 shares of common stock issuable upon conversion of the Modified Convertible Notes. Upon the closing of the Merger, affiliates of TCP owned an aggregate of approximately 32.04 percent of our outstanding voting power.

        The holders of the Series A Convertible Preferred Stock, which is an affiliate of TCP, will, for so long as they remain outstanding, have certain rights and privileges, such as the election of up to three (3) directors to our board of directors. Additionally, the holders of the Series A Convertible Preferred Stock are entitled to vote, on an as converted basis, on all matters presented to the common stockholders for approval. Accordingly, the ability of our other stockholders to influence our management, including through the election of directors, may be reduced. At the same time, affiliates of TCP are in a position to exert significant control over us and have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to exert significant control over our management and affairs, which may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

        Additionally, under the terms of the Modified Convertible Notes that were issued pursuant to the Rollover Agreement, we can choose how we settle the conversion of the Modified Convertible Notes. We are able to settle by issuing shares of common stock, cash, or a combination of cash and common stock, at our election. If we settle through the issuance of common stock, the ownership interest held by our existing stockholders will be reduced.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

        Our principal place of business is located in Commerce, Los Angeles County, California, where we have a lease that expires on August 31, 2017 for approximately 30,915 square feet of design and administrative offices at 1231 South Gerhart Avenue, Commerce, California.

        We operate retail store locations under operating lease agreements expiring on various dates through 2026, which are generally non-cancelable. These facilities are all located in the United States. As of February 29, 2016 we had 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores. Two additional leases for Robert Graham® brand full price stores have been signed for 2016 openings. Our retail square footage as of February 29, 2016 was approximately 50,000 square feet in the aggregate. Our retail stores range in size from 743 to 3,000 square feet with an average of 1,654 square feet.

        We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

ITEM 3.    LEGAL PROCEEDINGS.

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

        (b)   None.

ITEM 4.    MINE SAFETY DISCLOSURE.

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a)   Our common stock is currently traded under the symbol "DFBG" on The Nasdaq Capital Market maintained NASDAQ. Effective January 28, 2016, we adopted our Eighth Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split of our issued and outstanding common stock. The primary purpose of the reverse stock split was to increase the per-share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market. As of February 25, 2016, we had an aggregate of 12,403,240 shares of our common stock outstanding and the closing price on February 26, 2016 was $4.59. The following chart sets forth the high and low interday quotations for our common stock on The Nasdaq Capital Market for the periods indicated, as adjusted for the Reverse Stock Split. This information reflects inter-dealer prices, without retail mark-up, mark- down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

	High	Low
Fiscal 2015
First Quarter	$16.50	$5.10
Second Quarter	$7.20	$3.00
Third Quarter	$7.50	$4.20
Fourth Quarter	$11.10	$5.10
Fiscal 2014
First Quarter	$45.00	$31.80
Second Quarter	$42.30	$27.30
Third Quarter	$37.20	$28.80
Fourth Quarter	$31.50	$18.00

        As of February 25, 2016, there were approximately 45 record holders of our common stock. We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider certain factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

Equity Compensation Plan Information

        See "Item 12—Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matter" for the Equity Compensation Plan Information.

        (b)   None.

        (c)   None.

ITEM 6.    SELECTED FINANCIAL DATA.

        Not applicable. The registrant is relying on Smaller Reporting Company disclosure requirements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

        This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2015, 2014 and 2013, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties, as discussed under the heading "Forward-Looking Statements" of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

        We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from that date through the end of our fiscal year of November 30, 2013, which was approximately two months of operations, and its financial results are included in each of the two reportable segments in a manner consistent with our reporting structure. Therefore, our results of operations for the fiscal year 2013 are not necessarily indicative of future results. Our financial results for fiscal 2015 and 2014 reflect a full year of operations for our Hudson subsidiary.

        We completed the sale of certain of our operating and intellectual property assets related to the Joe's Business to two separate purchasers for an aggregate purchase price of $80 million in September 2015, and, as a result, sales of our Joe's® products are presented as held for sale (discontinued operations) in our consolidated financial statements for all periods presented. As part of the Asset Sale, we entered into the IP Asset Purchase Agreement with the IP Assets Purchaser and, solely for the purposes of its related guarantee, Sequential Brands Group, Inc., pursuant to which, the IP Assets Purchaser, among other things, purchased the Intellectual Property Assets used or held for use in the Joe's Business. The aggregate purchase price was $67 million. Simultaneous with the IP Asset Purchase Agreement, we entered into the Operating Asset Purchase Agreement with the Operating Assets Purchaser, pursuant to which the Operating Assets Purchaser, among other things, purchased certain inventory and other assets and assumed certain liabilities from us and our subsidiaries related to the Joe's Business, including certain employees of the Joe's Business and, at a later date, specified Joe's store leases. The aggregate purchase price was $13 million. At the closing of the sale, both the IP Assets Purchaser and the Operating Assets Purchaser deposited an aggregate of $4.0 million into an escrow account, which will be used to defer certain costs and expenses which may be incurred by us after the closing of the transaction.

Executive Overview and Subsequent Events

        Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Hudson®. Historically, until September 2015, we also had apparel products bearing the Joe's® brand. Joe's® was established in 2001 and the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs.

As a result of the Asset Sale, sales of our Joe's® products are presented as held for sale (discontinued operations) in our consolidated financial statements for all periods presented. Hudson® was established in 2002, and is similarly recognized as a premier designer and marketer of women's and men's premium branded denim apparel. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores, our websites and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

        On September 30, 2013, we acquired all of the outstanding equity interests in Hudson for an aggregate purchase price consisting of approximately $65,416,000 in cash and approximately $27,451,000 in convertible notes, net of discount. This acquisition provided us with an additional proven premium denim brand and enhanced our prospects for growth across wholesale, retail and e-commerce, both domestically and overseas, and created the potential for improved purchasing authority with current and future vendors and other operational efficiencies. As of September 30, 2013, the acquired business represented approximately 40 percent of our consolidated total assets at November 30, 2013 and approximately three percent of consolidated net loss for the year ended November 30, 2013.

        During fiscal 2014 and 2015, we believed that our growth potential relied on the integration of the Hudson and Joe's Jeans operations. We did not achieve the desired level of integration on our original timetable. As a result, we failed to meet certain financial covenants set forth in the Garrison Term Loan Credit Agreement. On November 6, 2014, we received a notice of default and demand for payment of default interest from Garrison, as term loan agent, under the Garrison Term Loan Credit Agreement. As a result of the default under the Garrison Term Loan Credit Agreement, we were also in default under the terms of our CIT Revolving Credit Agreement and our factoring facility with CIT and we were prohibited from making payments under the Convertible Notes and the obligations to Mr. Dahan.

        Additionally, during the first half of fiscal 2015, our business was also impacted by a decrease in overall sales in both our wholesale and retail segments. During fiscal 2014, our business was impacted by a decline in our overall Joe's® business, but offset by the addition of sales from the acquisition of Hudson. On a comparative basis, sales of our men's and women's denim bottoms were, and continue to be, impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms. Both brands have been focused on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans. Beginning in fiscal 2012, we also offered a line, else™, that had price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price. As of fiscal 2014, we began to re-evaluate this brand and significant decreases in sales related to this brand impacted our comparative sales for fiscal 2014. We sold the else™ trademark pursuant to the Asset Sale and at the time of the sale, the else™ brand had very limited assets and distribution in the international market.

        On January 19, 2015, our President and Chief Executive Officer, Marc. B. Crossman, resigned. As a result of the defaults and the resignation of our CEO, our Board determined that it was in the best interests of the company and our stockholders to explore all of strategic alternatives to remedy the defaults with our lenders and to find a new CEO to lead us. On January 29, 2015, we engaged Carl Marks Advisory Group Inc. ("Carl Marks") to help us explore all of our alternatives to resolve our financial condition. In March 2015, Carl Marks launched its strategic transaction process seeking proposals for transactions that would generate enough funds that would allow the Company to repay the term loan in full. The indications of interest were for a wide variety of transactions including a partial refinancing, IP sale/license transaction, asset sale transaction and a merger/recapitalization transaction. As part of the process, on September 8, 2015, we entered into various definitive agreements intended to provide a total solution to resolving the Company's operational, financial and management issues, pursuant to which we agreed to (i) the Asset Sale, which was completed

September 11, 2015, whereby we sold certain of our operating and intellectual property assets related to the Joe's Business for a total of $80 million, (ii) combine our remaining business operated under the Hudson brand with RG pursuant to the Merger Agreement, (iii) issue and sell $50 million of our Series A Preferred Stock in a private placement to an affiliate of TCP pursuant to the Stock Purchase Agreement, (iv) exchange our outstanding Convertible Notes for a combination of cash, shares of our common stock and the Modified Convertible Notes and (v) gain a CEO with public company experience. On September 11, 2015, the proceeds of the Asset Sale were used to repay all of our indebtedness outstanding under the Garrison Term Loan Credit Agreement and a portion of our indebtedness outstanding under our Revolving Credit Agreement. As a result, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015 and we entered in the Amended and Restated Revolving Credit Agreement with CIT, which provided for a maximum credit availability of $7.5 million and waived certain defaults. On January 28, 2016, all outstanding loans under the Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (the "ABL Credit Agreement") with Wells Fargo Bank, National Association, as lender, and (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (the "Term Credit Agreement", and together with the ABL Credit Agreement, the "New Credit Agreements"). On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of RG, as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the "Merger Agreement"), by and among RG, Merger Sub and us, for an aggregate of $81.0 million in cash and 8,870,968 shares of our common stock (after giving effect to the Reverse Stock Split (as defined below)). Pursuant to the Merger Agreement, among other things, Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly-owned subsidiary. RG is engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham®.

        Effective upon consummation of the Merger, we changed our name to Differential Brands Group Inc. and effected a reverse stock split (the "Reverse Stock Split") of our issued and outstanding common stock such that each thirty shares of our issued and outstanding common stock was reclassified into one share of our issued and outstanding common stock. The Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC ("NASDAQ").

        In connection with the Merger, on January 28, 2016, we completed issuance and sale of an aggregate of fifty thousand (50,000) shares of our preferred stock, designated as "Series A Convertible Preferred Stock" (the "Series A Preferred Stock"), for an aggregate purchase price of $50 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the "Stock Purchase Agreement"), by and between us and TCP Denim, LLC (the "Series A Purchaser").

        We used the proceeds from the Stock Purchase Agreement and the debt financing provided by the credit facilities under the New Credit Agreements to, among other things, consummate the Merger and the transactions contemplated by the Merger Agreement.

        Also in connection with the completion of Merger, on January 28, 2016, we completed the exchange of our outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of modified convertible notes (the "Modified Convertible Notes"), as contemplated by the rollover agreement, dated September 8, 2015 (the "Rollover Agreement"), between us and the holders of our convertible notes.

        Our Joe's® product line, which was sold pursuant to the Asset Sale, included women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offered under our

Joe's® brand women's handbags and clutches, women's intimates, children's products, shoes, belts and leather goods produced by us or under various license agreements and we received royalty payments based upon net sales from licensees. Our Hudson® product line includes women's, men's and children's denim jeans, pants, jackets and other bottoms. Similar to the evolution of Joe's®, we continue to evaluate offering a range of products under the Hudson® brand name.

        Our Robert Graham® product line includes premium priced men's sport shirts, denim jeans, pants, shorts, sweaters, knits, t-shirts, sportcoats, outerwear, and swimwear. RG also offers a line of women's apparel, mainly in its own retail stores. Additionally, men's shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eye and sun glasses, jewelry, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees.

        After the closing of the Operating Asset Purchase Agreement and the IP Asset Purchase Agreement, we retained and operated 32 Joe's® brand retail stores. Pursuant to the terms of the Operating Asset Purchase Agreement, we transferred 18 retail stores to the Operating Assets Purchaser on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe's® brand retail stores were closed. The retail stores being transferred have been included as part of our discontinued operations for all periods presented in this Annual Report. The Operating Assets Purchaser supplies Joe's® branded merchandise to the retail stores for resale under a license from the IP Assets Purchaser. As of February 29, 2016 we had 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores. Two additional leases for Robert Graham® brand full price stores have been signed for 2016 openings.

        For 2016, we believe that our growth drivers will be dependent upon the successful integration of the Hudson Business and the Robert Graham Business as a result of the Merger, which includes reducing expenses and achieving synergies that we expect as a result of the Merger. Other growth drivers include cost saving measures related to the operation of our Hudson Business and the performance of each of our Hudson Business and our Robert Graham Business.

        Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters, and accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, including our acquisition of Hudson, the sale of the Joe's Business, and the acquisition of the Robert Graham Business, our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year. Furthermore, because of the growing number of full-price retail and outlet stores opened at different points during the past few fiscal years, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

        Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. As of November 30, 2015, our Wholesale segment was comprised of sales of Hudson® products to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments. As of November 30, 2015, our Retail segment was comprised of sales to consumers through ten Joe's® full-price retail stores, 11 Joe's® outlet stores and through our online retail site at www.hudsonjeans.com. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our products.

        Sales of our Joe's® and else™ products for our wholesale segment and for those retail stores being transferred pursuant to the Operating Assets Purchase Agreement and Joe's® online retail site are presented as discontinued operations as a result of the sale of those assets in our condensed consolidated financial statements for all periods presented.

Comparison of Fiscal Year Ended November 30, 2015 to Fiscal Year Ended November 30, 2014

	Year ended
	(in thousands)
	11/30/15	11/30/14	$ Change	% Change
Net sales	$80,199	$84,225	$(4,026)	(5)%
Cost of goods sold	47,920	44,502	3,418	8%

Gross profit	32,279	39,723	(7,444)	(19)%
Gross margin	40%	47%	(7)%	(15)%
Selling, general and administrative	48,228	42,329	5,899	14%
Impairment of goodwill	—	23,585	(23,585)	N/A
Impairment of intangibles	12,400	—	12,400	N/A
Depreciation and amortization	3,208	3,637	(429)	(12)%
Retail stores impairment	1,732	840	892	106%

Operating loss from continuing operations	(33,289)	(30,668)	(2,621)	(9)%
Interest expense	6,621	5,141	1,480	29%
Other (income) expense	—	(2,268)	2,268	(100)%

Loss from continuing operations, before income tax benefit	(39,910)	(33,541)	(6,369)	19%
Income tax benefit	(2,554)	(5,059)	2,505	(50)%

Loss from continuing operations	(37,356)	(28,482)	(8,874)	(31)%
Income from discontinued operations, net of tax	5,028	766	4,262	556%

Net loss and comprehensive loss	$(32,328)	$(27,716)	$(4,612)	(17)%

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	(in thousands)
	11/30/15	11/30/14	$ Change	% Change
Net sales
Wholesale	$66,713	$68,377	$(1,664)	(2)%
Retail	13,486	15,848	(2,362)	(15)%

	$80,199	$84,225	$(4,026)	(5)%

Gross Profit:
Wholesale	$23,022	$29,006	$(5,984)	(21)%
Retail	9,257	10,717	(1,460)	(14)%

	$32,279	$39,723	$(7,444)	(19)%

Operating (loss) income:
Wholesale	$11,473	$18,550	$(7,077)	(38)%
Retail	(3,112)	(1,774)	(1,338)	75%
Corporate and other	(41,650)	(47,444)	5,794	(12)%

	$(33,289)	$(30,668)	$(2,621)	9%

Fiscal Year 2015 Overview

Net Sales

        Our net sales decreased to $80,199,000 in fiscal 2015 from $84,225,000 in fiscal 2014, a five percent decrease. Sales of our men's and women's denim bottoms continue to be impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms. We have been focusing on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.

        More specifically, our wholesale net sales decreased to $66,713,000 from fiscal 2015 from $68,377,000 for fiscal 2014, a two percent decrease. This decrease in our wholesale sales is primarily attributed to a decrease in our domestic men's wholesale and international sales.

        Our retail net sales decreased to $13,486,000 for fiscal 2015 from $15,848,000 for fiscal 2014, a 15 percent decrease, mostly due to lower traffic and the lease expiration for our Melrose store at the end of the second quarter of fiscal 2015 and our Northpark store in March 2014. Our Joe's® retail store sales decreased by $1,957,000 and Hudson's® e-shop sales decreased by $406,000. Same store sales for our brick and mortar Joe's® stores decreased by 14 percent. Same store sales for our Hudson® e-shop decreased by 12 percent.

Gross Profit

        Our gross profit decreased to $32,279,000 for fiscal 2015 from $39,723,000 for fiscal 2014, a 19 percent decrease. Our overall gross margin was 40 percent for fiscal 2015 compared to 47 percent for fiscal 2014.

        Our wholesale gross profit decreased to $23,022,000 for fiscal 2015 from $29,006,000 for fiscal 2014, a 21 percent decrease. Our wholesale gross profit decreased for fiscal 2015 compared to fiscal 2014 due to lower wholesale sales, $3,246,000 of additional inventory write down for finished goods and fabric, and liquidation sales related to aged inventory. Our wholesale gross margin percentage for fiscal 2015 decreased to 35 percent compared to 42 percent for the prior year comparable period. The decrease in gross margin percentage is mostly attributed to additional inventory write down for finished goods and fabric, as we continue to monitor and make adjustments, as necessary, and liquidation sales related to aged inventory.

        Our retail gross profit decreased to $9,257,000 for fiscal 2015 from $10,717,000 for fiscal 2014, a 14 percent decrease. This decrease is primarily attributable to lower store traffic. Our retail gross margin percentage increased to 69 percent in fiscal 2015 compared to 68 percent in fiscal 2014.

Selling, General and Administrative Expense, including Depreciation and Amortization and Impairment of Assets

        Selling, general and administrative, or SG&A, expenses, including, depreciation and amortization and impairment of assets, decreased to $65,568,000 for fiscal 2015 from $70,391,000 for fiscal 2014, a seven percent decrease. Our SG&A expenses were impacted by additional fees of $6,778,000 in connection with investment banking, restructuring and legal advice related to the evaluation of our strategic alternatives in connection with the default under the Garrison Term Loan Credit Agreement and Revolving Credit Agreement. Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, fees associated with the evaluation of our strategic alternatives related to the default under the Garrison Term Loan Credit Agreement and Revolving Credit Agreement, expenses related to Hudson's operation as our subsidiary and also includes depreciation and amortization and impairment of assets. Our SG&A expenses decreased due to a decrease in impairment charges for fiscal 2015.

        Our wholesale SG&A expense increased to $11,549,000 for fiscal 2015 compared to $10,456,000 for fiscal 2014, a 10 percent increase. Our wholesale SG&A expense was higher in fiscal 2015 mostly due to higher samples, tradeshow and bad debt expense.

        Our retail SG&A expense decreased to $12,369,000 for fiscal 2015 compared to $12,491,000 for fiscal 2014, a one percent decrease. Our retail SG&A expense decreased mostly due to the costs associated with operating one less store between the end of fiscal 2015 and fiscal 2014, which included a reduction in store payroll, rent and depreciation expense. In fiscal 2015 and fiscal 2014, we recorded a retail store impairment charges of $1,732,000 and $840,000, respectively, related to the property and equipment at our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores.

        Our corporate and other SG&A expense decreased to $41,650,000 for fiscal 2015 compared to $47,444,000 for fiscal 2014, a 12 percent decrease. Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson and impairment charges related to our intangible assets. Our decrease in SG&A expenses was attributable to a goodwill impairment charge of $23,585,000 recorded in fiscal 2014 that was partially offset by a trademark impairment charge of $12,400,000 in fiscal 2015. We recorded a trademark impairment charge on our Hudson trademark because the carrying value exceeded its fair market value. We also recorded additional professional fees of $6,778,000 in connection with investment banking, restructuring and legal advice related to strategic alternatives in connection with the default under the Garrison Term Loan Credit Agreement and Revolving Credit Agreement.

Operating Loss from Continuing Operations

        We had an operating loss of $33,289,000 for fiscal 2015 compared to $30,668,000 for fiscal 2014. Our increase in operating loss was primarily due to lower wholesale sales and gross profit as discussed above.

        Our wholesale operating income decreased to $11,473,000 for fiscal 2015 from $18,550,000 for fiscal 2014, a 38 percent decrease. We generated a retail operating loss of $3,112,000 for fiscal 2015 compared to $1,774,000 for fiscal 2014. Corporate operating loss decreased to $41,650,000 for fiscal 2015 from an operating loss of $47,444,000 for fiscal 2014.

Interest Expense

        Our interest expense increased to $6,621,000 for fiscal 2015 from $5,141,000 for fiscal 2014. Our interest expense is primarily associated with interest expense from the Revolving Credit Agreement with CIT, interest expense and PIK interest from the Convertible Notes and amortization of debt discounts and deferred financing costs associated with the finance arrangements resulting from the Hudson acquisition. Effective retroactively to October 1, 2014, we began paying additional interest to both CIT and the convertible notes, respectively, due to the default under the respective agreements.

Other Income

        Other income represents the income due to the change in fair value of the embedded conversion derivative from November 30, 2014 to May 31, 2014 of $2,268,000 for the six months ended May 31, 2014.

Income Tax

        Our effective tax rate from continuing operations was 6 percent for fiscal 2015 compared to 15 percent for fiscal 2014. The decreased effective tax rate for fiscal 2015 resulted from the adjustments related to the valuation allowance. For fiscal 2015, the valuation allowance associated with deferred taxes as of November 30, 2014, increased by $13,841,000. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance. On September 11, 2015, we completed the Asset Sale which was an asset disposition and resulted in the utilization of certain deferred taxes. We decreased our valuation allowance for these utilized deferred taxes resulting in a net increase of our valuation allowance of $11,620,000. For fiscal 2015, we recorded an income tax expense on discontinued operations of $4,663,000.

Loss from Continuing Operations

        We generated a loss from continued operations of $37,356,000 in fiscal 2015 compared to $28,482,000 in fiscal 2014.

Income from Discontinued Operations

        We generated income from discontinued operations of $5,028,000 in fiscal 2015 compared to $766,000 in fiscal 2014. The increase in income from discontinued operations is primarily attributable to a gain on disposal of Joe's® trademarks and operating assets as a result of the sale of certain of those assets.

Net Loss and Comprehensive Loss

        We generated a net loss of $32,328,000 in fiscal 2015 compared to $27,716,000 in fiscal 2014.

Comparison of Fiscal Year Ended November 30, 2014 to Fiscal Year Ended November 30, 2013

	Year ended
	(in thousands)
	11/30/14	11/30/13	$ Change	% Change
		(1)
Net sales	$84,225	$28,417	$55,808	196%
Cost of goods sold	44,502	14,451	30,051	208%

Gross profit	39,723	13,966	25,757	184%
Gross margin	47%	49%	(2)%	(4)%
Selling, general and administrative	42,329	21,956	20,373	93%
Impairment of goodwill	23,585	—	23,585	N/A
Depreciation and amortization	3,637	1,319	2,318	176%
Retail stores impairment	840	—	840	N/A

Operating loss from continuing operations	(30,668)	(9,309)	(21,359)	–84%
Interest expense	5,141	1,032	4,109	398%
Other (income) expense	(2,268)	209	(2,477)	(1,185)%

Loss from continuing operations, before income tax benefit	(33,541)	(10,550)	(22,991)	218%
Income tax benefit	(5,059)	(3,134)	(1,925)	61%

Loss from continuing operations	(28,482)	(7,416)	(21,066)	(284)%
Income from discontinued operations, net of tax	766	102	664	651%

Net loss and comprehensive loss	$(27,716)	$(7,314)	$(20,402)	(279)%

(1)
Includes results of operation for Hudson from the acquisition date of September 30, 2013 through the end of our fiscal year ended November 30, 2013.

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments from continuing operations for the periods as indicated:

	Year ended
	(in thousands)
	11/30/14	11/30/13	$ Change	% Change
	(1)	(1)
Net sales
Wholesale	$68,377	$15,621	$52,756	338%
Retail	15,848	12,796	3,052	24%

	$84,225	$28,417	$55,808	196%

Gross Profit:
Wholesale	$29,006	$5,227	$23,779	455%
Retail	10,717	8,739	1,978	23%

	$39,723	$13,966	$25,757	184%

Operating (loss) income:
Wholesale	$18,550	$3,700	$14,850	401%
Retail	(1,774)	(1,020)	(754)	74%
Corporate and other	(47,444)	(11,989)	(35,455)	296%

	$(30,668)	$(9,309)	$(21,359)	229%

(1)
Includes results of operation for Hudson from the acquisition date of September 30, 2013 through the end of our fiscal year ended November 30, 2013.

Fiscal Year 2014 Overview

Net Sales

        Our net sales from continuing operations increased to $84,225,000 in fiscal 2014 from $28,417,000 in fiscal 2013, a 196 percent increase.

        More specifically, our wholesale net sales from continuing operations increased to $68,377,000 from fiscal 2014 from $15,621,000 for fiscal 2013, a 338 percent increase. This increase in our wholesale sales is attributed to the $52,756,000 in wholesale sales for a full year from Hudson®.

        Our retail net sales from continuing operations increased to $15,848,000 for fiscal 2014 from $12,796,000 for fiscal 2013, a 24 percent increase. The primary reason for this increase was due to including a full year of retail sales from Hudson's® e-shop in fiscal 2014 compared to two months in fiscal 2013. Same store sales for Joe's® stores opened at least 12 months decreased by five percent.

Gross Profit

        Our gross profit from continuing operations increased to $39,723,000 for fiscal 2014 from $13,966,000 for fiscal 2013, a 184 percent increase. Our overall gross margin decreased to 47 percent from 49 percent for fiscal 2013.

        Our wholesale gross profit from continuing operations increased to $29,006,000 for fiscal 2014 from $5,227,000 for fiscal 2013, a 455 percent increase. Our wholesale gross profit grew for fiscal 2014 compared to fiscal 2013 due to the addition of a full year of sales from Hudson®. Our wholesale gross margin for fiscal 2014 increased to 42 percent compared to 33 percent for the prior year comparable period. The increase in gross margin can be mostly attributed to an amortization charge of approximately $2,000,000 in fiscal 2013 and $1,000,000 in the first quarter of fiscal 2014 related to a fair value step up of inventory acquired from Hudson and subsequently sold in fiscal 2014.

        Our retail gross profit from continuing operations increased to $10,717,000 for fiscal 2014 from $8,739,000 for fiscal 2013, a 23 percent increase. This increase is primarily attributable to the additional retail sales from Hudson's® e-shop that generated an additional $2,176,000 in gross profit for fiscal 2014. We did not open any additional store locations in fiscal 2014. Our retail gross margin percentage was comparable at 68 percent in both periods.

Selling, General and Administrative Expense, including Depreciation and Amortization and Impairment of Assets

        Selling, general and administrative, or SG&A, expenses, including, depreciation and amortization and impairment of assets, from continuing operations increased to $70,391,000 for fiscal 2014 from $23,275,000 for fiscal 2013, a 202 percent increase. Our SG&A expenses increased primarily due to a $23,585,000 goodwill impairment charge as the carrying value of our Hudson wholesale reporting unit exceeded our fair market value and $25,322,000 of additional expenses related to the operation of our Hudson subsidiary for a full year. Our SG&A includes expenses related to employee and employee related benefits, sales commissions, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, impairment of assets, transaction expenses in connection with the Hudson acquisition and also includes depreciation and amortization.

        Our wholesale SG&A expense from continuing operations increased to $10,456,000 for fiscal 2014 compared to $1,527,000 for fiscal 2013, a 585 percent increase. Our wholesale SG&A expense was higher in fiscal 2014 mostly due to the additional SG&A expense associated with a full year of Hudson's operations.

        Our retail SG&A expense from continuing operations increased to $12,491,000 for fiscal 2014 compared to $9,759,000 for fiscal 2013, a 28 percent increase. Our retail SG&A expense increased mostly due to an additional retail expense of $1,407,000 associated with Hudson's e-commerce operations. In fiscal 2014, we recorded a retail store impairment charge of $840,000 related to the property and equipment at six of our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores. In addition, fiscal 2014 also includes the full year of operations of four stores opened at various times during fiscal 2013.

        Our corporate and other SG&A expense from continuing operations increased to $47,444,000 for fiscal 2014 compared to $11,989,000 for fiscal 2013, a 296 percent increase. Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson, and professional fees and other transaction expenses associated with the acquisition of Hudson. Our corporate and other SG&A expense includes a $23,585,000 goodwill impairment charge for fiscal 2014 as the carrying value of our Hudson wholesale reporting unit exceeded our fair market value. In fiscal 2013, we recorded $4,262,000 of transaction expenses in connection with the acquisition of Hudson that we did not have in fiscal 2014. We also had additional expenses for Hudson's a full year of corporate operations of $14,986,000 in fiscal 2014 that we did not have in fiscal 2013.

Operating Loss from Continuing Operations

        We had an operating loss from continuing operations of $30,668,000 for fiscal 2014 compared to $9,309,000 for fiscal 2013. We generated a higher operating loss primarily due to a $23,585,000 goodwill impairment charge for fiscal 2014.

        Due to the addition of a full year of Hudson's operations, our wholesale operating income increased to $18,550,000 for fiscal 2014 from $3,700,000 for fiscal 2013, a 401 percent increase. As a result of negative same store sales, lower gross margins, higher expenses associated with operating four stores for a full fiscal year and a retail store impairment charge, we generated a retail operating loss of $1,774,000 for fiscal 2014 compared to an operating loss of $1,020,000 for fiscal 2013. Corporate operating loss increased to $47,444,000 for fiscal 2014 from an operating loss of $11,989,000 for fiscal 2013 mostly due to a $23,585,000 goodwill impairment charge for fiscal 2014.

Interest Expense

        Our interest expense from continuing operations increased to $5,141,000 for fiscal 2014 from $1,032,000 for fiscal 2013. Our interest expense is primarily associated with interest expense from our Revolving Credit Agreement with CIT and the Garrison Term Loan Credit Agreement and amortization of debt discounts and deferred financing costs associated the finance arrangements resulting from the Hudson acquisition in September 2013. We entered into the CIT Revolving Credit Agreement and the Garrison Term Loan Credit Agreement in September 2013, therefore, our interest expense in 2013 only reflects two months of interest under these agreements. Effective retroactively to October 1, 2014, we began paying additional interest to both CIT and Garrison, respectively, due to the default under the respective agreements. We pay to CIT an additional one percent interest and Garrison an additional two percent interest.

Other Expense

        Other expense from continuing operations mostly represents the change in fair value of the embedded conversion derivative from November 30, 2013 to May 8, 2014, the date of our annual meeting of stockholders approving the conversion of shares under the convertible notes, and this change in value was $2,268,000 for fiscal 2014.

Income Taxes

        Our effective tax rate from continuing operations was 15 percent for fiscal 2014 compared to 30 percent for fiscal 2013. For fiscal 2014, we had an unfavorable permanent book/tax difference associated with goodwill impairment, which reduced our tax benefit. For fiscal 2013, we had expenses that were not deductible for tax related to the acquisition of Hudson, which reduced our tax benefit.

Loss from Continuing Operations

        We generated a loss from continuing operations of $28,482,000 in fiscal 2014 compared to $7,416,000 in fiscal 2013.

Income from Discontinued Operations

        We generated income from discontinued operations of $766,000 in fiscal 2014 compared to $102,000 in fiscal 2013.

Net Loss and Comprehensive Loss

        We generated a net loss of $27,716,000 in fiscal 2014 compared to a net loss of $7,314,000 in fiscal 2013. The increase in our net loss was primarily due to a $23,585,000 goodwill impairment charge for fiscal 2014, a retail store impairment charge of $840,000 and higher interest expense operating associated with the acquisition of Hudson.

Liquidity and Capital Resources

        Until the acquisition of Hudson on September 30, 2013, our primary sources of liquidity were: (i) cash from sales of our products; (ii) sales from accounts receivable factoring facilities and advances against inventory; and (iii) utilizing existing cash balances. Beginning September 30, 2013, in connection with the acquisition of Hudson, we entered into an amended and restated accounts receivable factoring facility and the CIT Revolving Credit Agreement that provided advances to us for eligible accounts receivable and eligible inventory up to $50,000,000, based upon the value of the eligible accounts receivable and inventory less any reserves imposed by CIT. The initial proceeds from the advances under this revolving credit facility, which included accounts receivable and inventory borrowing, were used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and the remainder was used to repay our existing factor loans and for working capital and other general corporate purposes. In connection with the Asset Sale, we repaid a portion of our indebtedness under the CIT Revolving Credit Agreement and amended the CIT Revolving Credit Agreement pursuant to the CIT Amended and Restated Revolving Credit Agreement. The CIT Amended and Restated Revolving Credit Agreement, which was amended by Amendment No. 1 on December 29, 2015, provided for a maturity date of February 8, 2016. In addition, in connection with the acquisition of Hudson, we entered into the Garrison Term Loan Credit Agreement for $60,000,000 with Garrison to finance the remainder of the purchase price required for the acquisition. Under the Garrison Term Loan Credit Agreement, we paid interest to Garrison and were required to make prepayments under certain circumstances. The term loan was set to mature on September 30, 2018. We used a portion of the proceeds of the Asset Sale to repay all of our indebtedness outstanding under the Garrison Term Loan Credit Agreement. As a result, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015. On January 28, 2016, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into the New Credit Agreements (discussed below). Both the CIT Revolving Credit Agreement and the Garrison Term Loan Credit Agreement, along with the Convertible Notes issued in connection with the acquisition of Hudson are discussed in more detail below under "Financing Arrangements Related to the Acquisition of Hudson."

        Under the amended and restated factoring agreement entered into on September 30, 2013, we sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. We pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The interest rate associated with borrowings equals the interest rate then in effect for "Revolving A Loans" pursuant to the CIT Revolving Credit Agreement. As of November 30, 2015, that interest rate was approximately 4.83 percent. The amended and restated factoring agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. In connection with the Asset Sale, we also entered into a Reassignment and Termination Agreement, dated as of September 11, 2015 (the "Reassignment and Termination Agreement"), pursuant to which Joe's Jeans Subsidiary, Inc. ("Joe's Sub") was terminated as a party to the amended and restated factoring agreement and CIT reassigned to Joe's Sub all of its accounts factored with CIT that were outstanding. The amended and restated factoring agreement may be terminated by us upon 60 days' written notice prior to September 30, 2018 or annually with 60 days' written notice prior to September 30th of each year thereafter and remains effective until terminated.

        In January 2016, the amended and restated factoring agreement was amended, superseded and replaced in its entirety by the Amended and Restated Deferred Purchase Factoring Agreement with CIT, Robert Graham Designs, LLC and Hudson (the "A&R Factoring Agreement"). The A&R Factoring Agreement is substantially similar to the amended and restated factoring agreement with the exception of the fees. Under the A&R Factoring Agreement, we pay a factoring rate of (i) 0.20 percent for certain major department store accounts, (ii) 0.40 percent for all other accounts for which CIT bears the credit risk, subject to discretionary surcharges, and (iii) 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The A&R Factoring Agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The A&R Factoring Agreement may be terminated by us upon 60 days' written notice prior to December 31, 2020 or annually with 60 days' written notice prior to December 31st of each year thereafter.

        For the fiscal year ended 2015, we generated $8,599,000 of cash flow from operations mostly from the collection of receivables and liquidation of aged inventory. Cash flow used in financing activities consisted of $27,756,000 of repayments under our revolving credit facility and $59,925,000 of repayments under our term loan. We made payments of $86,000 for taxes on restricted stock units and we purchased $117,000 in restricted stock. We received $80,000,000 from the sale of the Joe's® Business We used $485,000 in investing activities for the purchase of property and equipment. Our cash balance increased to $1,937,000 as of November 30, 2015.

        As of November 30, 2015, our cash balance was $1,937,000 and our borrowing base cash availability with CIT was approximately $3,163,000. As of November 30, 2014, our cash balance was $1,054,000 and our cash availability with CIT was approximately $12,000,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. As of November 30, 2015, our revolving credit facility had a balance of $4,235,000. As of November 30, 2014, our revolving credit facility had an outstanding balance of $31,338,000.

        For fiscal 2016, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest required to be made under our New Credit Agreements and Modified Convertible Notes; (iii) working capital necessary to fund inventory purchases; (iv) integration and other costs associated with the Merger; (v) financing extensions of trade credit to our customers; (vi) payments for expenses associated with the Merger and the Merger Transactions. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing proceeds from our New Credit Agreements.

        Based on our cash on hand, cash flow from operations and the expected borrowing availability under the New Credit Agreements and the A&R Factoring Agreement based upon our borrowing base and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2016. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements.

        We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Financing Arrangements Related to the Acquisition of Hudson, the Merger and the Merger Transactions

  Convertible Notes

        We issued Convertible Notes in connection with the acquisition of Hudson with different interest rates and conversion features for Hudson's management stockholders and Fireman, respectively. Interest on the Convertible Notes was paid in a combination of cash and additional paid-in-kind notes, or PIK notes. All of the Convertible Notes were structurally and contractually subordinated to our senior debt and matured on March 31, 2019. All of the notes were expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the CIT Revolving Credit Agreement and the Garrison Term Loan Credit Agreement (as discussed below). Due to the defaults and events of default under the CIT Revolving Credit Agreement and Garrison Term Loan Credit Agreement, we were prohibited from making any payments under the Convertible Notes.

        On September 8, 2015, we entered into the Rollover Agreement with the holders of our Convertible Notes, pursuant to which, on January 28, 2016, the holders of the Convertible Notes contributed to us the Convertible Notes in exchange for the following:

  •
  1,167,317 shares of Common Stock;

  •
  a cash payment of approximately $8.6 million, before expenses; and

  •
  an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes.

        The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (to be increased to 7% as of October 1, 2016 with respect to the Modified Convertible notes issued to Fireman), which will be payable 50% in cash and 50% in additional notes; provided, however, that we may, in our sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes were convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

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

  CIT Amended and Restated Revolving Credit Agreement

        In connection with the acquisition of Hudson, we entered into a CIT Revolving Credit Agreement that provided us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varied from time to time and was determined by calculating a borrowing base, which was based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT. The revolving facility also provided for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit. Proceeds from advances under the revolving facility were to be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition of Hudson and to repay our existing factor loans.

        Until we entered into a forbearance agreement and amendments to the CIT Revolving Credit Agreement and Garrison Term Loan Credit Agreement in June 2015, we were not in compliance with the covenants under the CIT Revolving Credit Agreement as a result of events of default under the Garrison Term Loan Credit Agreement.

        In connection with the Asset Sale, a portion of our indebtedness under the CIT Revolving Credit Agreement was repaid, and on September 11, 2015, we entered into the CIT Amended and Restated Revolving Credit Agreement, which was further amended on December 29, 2015. Among other things, the CIT Amended and Restated Revolving Credit Agreement (i) amended and restated the CIT Revolving Credit Agreement as it had been amended from time to time and (ii) waived the "Existing Defaults" and "Forbearance Defaults" (each as defined under the CIT Forbearance Agreement) and certain other defaults. Pursuant to a separate consent and agreement, CIT and the lenders consented to the Asset Sale.

        The CIT Amended and Restated Revolving Credit Agreement provided for a revolving facility (the "CIT Revolving Facility") with a revolving commitment of up to $10,000,000 (the "CIT Revolving Commitment"). Our actual maximum credit availability under the CIT Revolving Facility varied from time to time and was equal to the lesser of (i) the CIT Revolving Commitment minus an availability block of $2.5 million, or $7.5 million, and (ii) a calculated borrowing base, which was based on the value of the eligible accounts and eligible inventory minus the availability block of $2.5 million minus reserves imposed by the revolving lenders, all as were specified in the CIT Amended and Restated Revolving Credit Agreement. The CIT Revolving Facility provided for swingline loans, up to $1 million sublimit, and letters of credit, up to $1 million sublimit, within such credit availability limits. Proceeds from advances under the CIT Revolving Facility were to be used (i) to pay fees and expenses in connection with the CIT Amended and Restated Revolving Credit Agreement and the Asset Sale and (ii) for working capital needs and general corporate purposes.

        All unpaid loans under the CIT Revolving Facility were to mature on February 8, 2016. We had the right at any time and from time to time to (i) terminate the commitments under the CIT Revolving Facility in full and (ii) prepay any borrowings under the CIT Revolving Facility, in whole or in part, without terminating or reducing the commitment under the CIT Revolving Facility.

        The CIT Revolving Facility was guaranteed by us and all of our subsidiaries, and secured by liens on substantially all of our assets. Advances under the CIT Revolving Facility were in the form of either base rate loans or LIBOR rate loans. The interest rate for base rate loans under the CIT Revolving Commitment fluctuated and were equal to (x) the greatest (the "Alternate Base Rate") of (a) JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50%; and (c) the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under "Money Rates" (the "90-Day LIBO Rate") plus 1.0%, in each case, plus (y) 3.50%. The interest rate for LIBOR rate loans under the CIT Revolving Commitment was equal to the 90-Day LIBO Rate per annum plus 4.50%. Interest on the CIT Revolving Facility was payable on the first day of each calendar month and the maturity date. Among other fees, we were required to pay a commitment fee of 0.25% per annum (due quarterly) on the average daily amount of the unused revolving commitment under the CIT Revolving Facility. We also were required to pay fees with respect to any letters of credit issued under the CIT Revolving Facility.

        The CIT Revolving Facility contained usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries' ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets (with the Asset Sale expressly permitted); substantially change the nature of our business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants were subject to certain exceptions as specified in the CIT Amended and Restated Revolving Credit Agreement.

        Additionally, in connection with the Asset Sale, Joe's Sub, Hudson, the Operating Assets Purchaser and CIT entered into the Reassignment and Termination Agreement, pursuant to which, Joe's Sub was terminated as a party to the amended and restated factoring agreement. Subject to the terms and conditions provided in the Reassignment and Termination Agreement, CIT reassigned to Joe's Sub all of its accounts factored with CIT which were outstanding as of the date of the Reassignment and Termination Agreement.

        On January 28, 2016, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into the New Credit Agreements (discussed below).

  Garrison Term Loan Credit Agreement

        Our indebtedness outstanding under the Garrison Term Loan Credit Agreement was fully repaid with a portion of the proceeds of the Asset Sale. As a result, the Garrison Term Loan Credit Agreement was terminated on September 11, 2015. The Garrison Term Loan Credit Agreement provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013. The term loan proceeds were used to finance a portion of the consideration for the acquisition of Hudson and to pay fees and expenses associated with the acquisition.

        The term loan was to mature on September 30, 2018. We were allowed to prepay the term loan at any time, in whole or in part, subject to the payment of a prepayment fee if we prepay prior to September 30, 2016. The prepayment fee was two percent at the time we repaid the term loan. In addition, while the term loan was outstanding, we were required to make prepayments out of extraordinary receipts, certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee.

        The term loan facility was guaranteed by us and all of our subsidiaries, and was secured by liens on substantially all assets owned by us, including a first- priority lien on intellectual property owned by us and a second-priority lien on the revolving credit priority collateral.

        The interest rate for the term loan fluctuated and was equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest was payable on the first day of each calendar month and the maturity date. In addition, because we were in default under the Garrison Term Loan Credit Agreement, we were paying an additional two percent interest under the default rate. Our average interest rate, including the default rate, was approximately 14 percent.

        The Garrison Term Loan Credit Agreement contained usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries' ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants were subject to certain exceptions as specified in the Garrison Term Loan Credit Agreement.

        In addition, the Garrison Term Loan Credit Agreement also required us to maintain certain financial covenants. Until we entered into a forbearance agreement and amendments to the CIT Revolving Credit Agreement and Garrison Term Loan Credit Agreement in June 2015, we were not in compliance with certain of the financial covenants under the Garrison Term Loan Credit Agreement.

  New Credit Agreements

        On January 28, 2016 (the "Closing Date"), we and certain of our subsidiaries entered into (i) a new credit and security agreement (the "ABL Credit Agreement") with Wells Fargo Bank, National Association, as lender, and (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (the "Term Credit Agreement", and together with the

ABL Credit Agreement, the "New Credit Agreements"). In connection with entering into the New Credit Agreements, we repaid all amounts outstanding under the CIT Amended and Restated Revolving Credit Agreement.

        The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the "Revolving Facility") with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the "Term Facility", and together with the Revolving Facility, the "Facilities") in an aggregate principal amount of $50 million. The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility will be based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.

        Certain of our domestic subsidiaries are co-borrowers under the New Credit Agreements. The obligations under the New Credit Agreements are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

        There are no scheduled payments under the Revolving Facility. The Term Facility will be subject to quarterly payments of principal as follows: (i) 0.25% for each of the first four fiscal quarters, (ii) 0.625% for each of the four fiscal quarters thereafter, (iii) 1.25% for each of the next following four fiscal quarters, (iv) 1.875% for each of the next following four fiscal quarters, and (v) 2.50% for each fiscal quarter thereafter, with the balance payable at maturity.

        The Term Facility includes mandatory prepayments customary for credit facilities of its nature, including, subject to certain exceptions: (i) 100% of the net cash proceeds from issuances of debt that is not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow, ranging from 50% to 0% depending on our senior leverage ratio. Outstanding loans under the Term Facility may be prepaid at any time at our option subject to customary "breakage" costs with respect to LIBO rate loans. Subject to certain exceptions, prepayments of loans under the Term Facility are subject to a prepayment premium of (i) 2.00% during the first year after the closing date and (ii) 1.00% during the second year after the closing date. The Revolving Facility is required to be prepaid to the extent extensions of credit thereunder exceed the applicable borrowing base. Outstanding loans under the Revolving Facility may be prepaid at any time at our option without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans.

        The ABL Credit Agreement provides that, subject to customary conditions, we and certain of our subsidiaries that are borrowers may seek to obtain incremental commitments under the Revolving Facility in an aggregate amount not to exceed $10 million. The Term Credit Agreement provides that, subject to customary conditions, we and certain of our subsidiaries that are borrowers may seek to obtain incremental term loans under the Term Facility in an aggregate amount not to exceed $50 million. We do not currently have any commitments for such incremental loans under either Facility.

        Borrowings under the Credit Agreements will bear interest at a rate equal to either, at our option, an adjusted base rate or the LIBO rate (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varies based on our senior leverage ratio) range from 6.00% to 7.50% for base rate loans and 7.00% to 8.50% for LIBO rate loans. The applicable margin for borrowings under the Revolving Facility is 0.25% for base rate loans and 1.50% for LIBO rate loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the

Revolving Facility exceeds the outstanding usage under the Revolving Facility will be payable monthly in arrears.

        The New Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of us and our subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly (beginning with the second fiscal quarter ending after the closing date), consisting of a maximum senior leverage ratio, a maximum net senior rent adjusted leverage ratio and a minimum fixed charge coverage ratio. The ABL Credit Agreement requires us to comply with a minimum fixed charge coverage ratio to be tested monthly if excess availability under the Revolving Facility is less than 10% of the lesser of the commitments under the Revolving Facility and the borrowing base or during specified events of defaults. If an event of default under one of the Credit Agreements occurs and continues, the commitments may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Management's Discussion of Critical Accounting Policies

        We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in "Notes to Consolidated Financial Statements—Note 3—Summary of Significant Accounting Policies" included in this Annual Report are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2015 and November 30, 2014, we have recognized all of the advanced payments under our licensing agreements as income.

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

        The balance in the allowance for customer credits and doubtful accounts as of November 30, 2015 and November 30, 2014 was $966,000 and $844,000 respectively, for non-factored accounts receivables.

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

        In fiscal 2015, we recorded store impairment charge of $1,732,000 related to our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

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

        In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe's®, Joe's Jeans™ and JD® logo and marks. On September 30, 2013, we acquired Hudson, which included all of the goodwill and intangible assets related to the Hudson® logos and marks. We have assigned an indefinite life to the remaining intangible assets relating to the trademarks acquired, and therefore, no amortization expenses are expected to be recognized. However, we will test the assets for impairment annually in accordance with our critical accounting policies. On September 11, 2015, we sold the Joe's®, Joe's Jeans™ and JD® logo and marks in connection with the Asset Sale.

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

        Our annual impairment testing date is September 30 of each year or when circumstances indicate their carrying value may not be recoverable. As part of our annual testing for fiscal 2015, we determined that the carrying value of our Hudson trademark may not be recoverable and therefore, we impaired the Hudson trademark by $12,400,000. We determined that there was no impairment of our goodwill.

        For fiscal 2014, based on our under-performance in the fourth quarter of fiscal 2014, we determined that it was appropriate to perform an impairment testing as of November 30, 2014. Based on our testing, we determined that the goodwill allocated to our Hudson wholesale reporting unit was impaired by $23,585,000, and there was no impairment of our other indefinite-lived intangible assets. As of February 28, 2015, we also determined that a triggering event had occurred due to the decline in our market capitalization and tested our goodwill and other indefinite-lived assets for impairment and determined that there was no impairment.

Additional Merger Consideration

        In connection with the merger with JD Holdings, we agreed to pay to Mr. Dahan certain contingent consideration payments in the applicable fiscal year for 120 months following October 25, 2007. The additional merger consideration, or contingent consideration, was paid in advance on a monthly basis based upon estimates of gross profits after the assumption that the payments were likely to be paid. At the end of each quarter, any overpayments were offset against future payments and any significant underpayments were made.

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

        On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments described above. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 with payments being made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, the total aggregate amount Mr. Dahan is entitled to receive is $9,168,000. We recorded a one-time charge as an expense for the full amount in the first quarter of fiscal 2013. As a result of our defaults under the Garrison Term Loan Credit Agreement and CIT Revolving Credit Agreement, we did not make any buy-out payments to Mr. Dahan during fiscal 2015. In connection with the Asset Sale, Mr. Dahan was repaid a portion of the buy-out payment owed to him and the remainder was paid at the closing of the Merger and the Merger Transactions.

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

Discontinued Operations

        In accordance with the provisions of ASC 205-20, the results of operations of a component of an entity that has either been disposed of or is classified as held for sale is required to be reported as discontinued operations in the consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of an entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The accompanying consolidated financial statements reflect the results of operations and financial position of our Joe's Business as discontinued operations.

Recent Accounting Pronouncements

        In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08") which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The effective date of ASU 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"), which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. We are currently evaluating the impact that this amended guidance will have on our consolidated financial statements and related disclosures. In July 2015, the FASB reached a decision to defer the effective date of the amended guidance. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued which defers the effective date of ASU 2014-09 to December 15, 2017. Early adoption is not permitted. In August 2014, FASB issued ASU No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (the "ASC amendments"). The ASC amendments establish new requirements for management to evaluate a company's ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted, but we have not yet adopted such guidance.

        In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330)—Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for us beginning with fiscal year 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. ASU 2015-17 is effective for us beginning January 1, 2017. Adoption of ASU 2015-17 is not expected to have a material effect on our results of operations, financial position or cash flows.

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

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2015.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

        For certain information relating to our executive officers and directors as of February 29, 2016, please see "Executive Officers and Directors" in Part I of this Annual Report.

        The information provided below is biographical information about each of our directors as of February 29, 2016. As previously reported in our Current Report on Form 8-K filed with the SEC on January 28, 2016, in connection with the completion of the Merger, Samuel J. Furrow resigned from his position as Interim Chief Executive Officer and Chairman of the Board of Directors, and each of Joanne Calabrese and Suhail R. Rizvi resigned as directors of the Company. Pursuant to the Stock Purchase Agreement, the Certificate of Designation and in connection with the consummation of the Merger, on January 28, 2016, the Series A Purchaser designated Matthew Eby, William Sweedler and Andrew Tarshis to serve together with the Company's continuing directors, Kelly Hoffman and Kent Savage. The Board of Directors then appointed Walter McLallen and Michael Buckley as directors of the Company and William Sweedler as Chairman of the Board of Directors

        William Sweedler has served as Chairman of our Board of Directors since January 2016. Since January 2011, Mr. Sweedler has been a Co-Founder and General Partner of Tengram Capital Partners, a consumer private equity firm formed to invest in the consumer and retail sectors. Prior to that , Mr. Sweedler was the founder and Chief Executive Officer of Windsong Brands, a diversified brand development and investment company that specialized in the acquisition, growth, licensing, and comprehensive management of consumer branded intellectual property and businesses. Mr. Sweedler is currently Chairman of the Board of Sequential Brands Group (NASDAQ: SQBG), as well as a director at the following privately held companies: NEST Fragrances, Tommie Copper, Luciano Barbera and Zanella. Prior to founding Windsong Brands, he was President and Chief Executive Officer of Joe Boxer, a wholly owned division of the Iconix Brand Group (NASDAQ: ICON) of which he was also an Executive Vice President and Director. Mr. Sweedler has a B.S. in Finance and Investments from Babson College with a BS in Finance and Investments. With over 25 years of experience in the consumer sector as an operator and strategic investor, Mr. Sweedler brings strategic vision and guidance to our company as Chairman of our Board of Directors.

        Michael Buckley has served as a member of our Board of Director and our Chief Executive Officer since January 2016. Prior to the Merger, Mr. Buckley served as Chief Executive Officer of Robert Graham since June 2011. From 2006 to 2011, Mr. Buckley served as the President of True Religion Apparel Inc. From 2001 to 2005, Mr. Buckley served as President and Chief Executive of North American operations for the Ben Sherman Group. From 1996 to 2001, Mr. Buckley served as Vice President of Diesel USA, a retail apparel company, from 1996 to 2001 where he oversaw all U.S.-based retail and financial operations of Diesel® Jeans U.S.A. Mr. Buckley's experience with the management of all aspects of operations of an apparel company provides us with leadership and guidance across all aspects of our operations.

        Matthew Eby has served as a member of our Board of Director since January 2016. Since January 2011, Mr. Eby has been a Co-Founder and General Partner of Tengram Capital Partners where he is responsible for originating, underwriting and monitoring of investments and co-manages the daily activities of the firm. Mr. Eby serves as Chairman of NEST Fragrances and Deva Curl and is a member of the Boards of Directors of Laura Geller Beauty. Prior to founding Tengram, Mr. Eby was the founder and Chief Investment Officer of JAWS Estates Capital, the private investment office of Barry

Sternlicht and the Sternlicht family. In 2009, on behalf of Starwood Capital Group, he led the Initial Public Offering of Starwood Property Trust (Ticker: STWD), a mortgage REIT focused on commercial real estate properties that raised over $930 million. Prior to founding JAWS, Mr. Eby was an associate at Morgan Stanley where he helped to found a group designed to facilitate interaction between the Investment Banking Division and the High Net Worth and Retail Divisions. Before entering the investment industry, Mr. Eby served five years as an officer in the U.S. Navy. Mr. Eby holds an M.B.A. from Harvard Business School and a B.Sc from the United States Naval Academy and Mr. Eby's experience with the management of investments and operating activities of brands provides us with guidance as we manage the integration between Robert Graham and Hudson, as well as review other potential strategic acquisitions.

        Kelly Hoffman has served as a member of our Board of Directors since June 2004. Since January 2013, Mr. Hoffman has served as the Chief Executive Officer and Director of Ring Energy, Inc. (OTCBB: RNGE), an oil and gas exploration, development and production company with operations in Texas and Kansas. From December 2011 until January 2013, Mr. Hoffman served as a consultant to numerous companies in the oil and gas industry. From April 2008 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company specializing in the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. From 1998 until September 2009, Mr. Hoffman served as Chairman of the Board of Directors and Chief Executive Officer of Varsity Media Group Inc., a technology and new media company. From 1991 until 1998, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico whereby he purchased over 20,000 acres and drilled over 75 successful oil wells. Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions. Mr. Hoffman attended Texas Tech University and majored in Business Administration. Mr. Hoffman's experience with starting up, raising capital and running various companies provides us with practical knowledge and guidance on operations.

        Walter McLallen has served as a member of our Board of Director since January 2016. Since 2004, Mr. McLallen has served as the Managing Director of Meritage Capital Advisors. Mr. McLallen also has extensive board and organizational experience across numerous corporate and non-profit Boards, including, most recently, serving as Vice Chairman of Remington Outdoor Company, a billion dollar consumer products company for over nine years. At Remington, Mr. McLallen also served on the Executive Committee, Audit Committee, Compensation Committee, and Investment and Benefits Committee. Mr. McLallen holds a B.A. degree from the University of Illinois Urbana-Champaign. Mr. McLallen's experience with over 25 years in the investment banking, corporate finance advisory, capital markets and financial sector including, significant exposure to financial reporting, accounting, finance, risk management and portfolio management across a broad section of industries, provides us with expertise and guidance on financial and public company reporting requirements.

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

        Andrew Tarshis has served as a member of our Board of Director since January 2016. Since January 2011, Mr. Tarshis has served as a Partner of Tengram Capital Partners, as well as Chief Operating Officer and Chief Compliance Officer. Prior to joining Tengram, Mr. Tarshis was Executive Vice President and General Counsel at Iconix Brand Group, Inc. (NASDAQ: ICON), a brand management and licensing company, where he was involved in all aspects of the Company's strategic and legal affairs, including M&A, financing, licensing and intellectual property, governance, SEC and other regulatory and compliance matters. Prior to joining Iconix, Mr. Tarshis served as Senior Vice President and General Counsel for Windsong Allegiance Group, LLC, former owner of the Joe Boxer and Hathaway brands, and as a corporate attorney for Toys R Us, Inc., specializing in Intellectual Property. Mr. Tarshis received his J.D. from the University of Connecticut School of Law and a B.A. from the University of Michigan, Ann Arbor. Mr. Tarshis's experience with the management of all aspects of strategic and legal affairs provides us with guidance and brings valuable experience and insight into all legal matters related to our operations and reporting requirements as a public company.

Code of Business Conduct and Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.differentialbrandsgroup.com under our Investor Relations heading or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Compliance Officer at our corporate headquarters at the following address: 1231 South Gerhart Avenue, Commerce, California 90022 or by calling (323) 890- 1800. You may also find a copy of our Code of Business Conduct and Ethics filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended November 29, 2003 filed with the SEC on February 27, 2004.

        To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver granted from a provision of such code on our website at www.differentialbrandsgroup.com within the same time frame that would otherwise be required by a Form 8-K. The information contained or connected to our website is not incorporated by reference into this Annual Report and should not be considered a part of this or any other report that we file or furnish to the SEC.

Audit Committee

        The Audit Committee is currently comprised of Messrs. Hoffman, McLallen and Savage. Mr. Savage serves as Chairman of the Audit Committee. The Audit Committee met or acted through written consent a total of five times in fiscal 2015.

        The principal responsibility of the Audit Committee is to oversee our accounting and financial reporting processes and the audits of our financial statements. In that regard, the Audit Committee assists our Board of Directors in monitoring (1) our accounting, auditing, and financial reporting processes generally, including the qualifications, independence and performance of the independent auditor (including pre-approval of audit and non-audit services to be performed by the independent auditor), (2) the integrity of our financial statements, (3) our systems of internal control regarding finance and accounting and (4) our compliance with legal and regulatory requirements. The Audit Committee has a charter that details its duties and responsibilities, which was adopted by our Board of

Directors on November 21, 2013. Our Audit Committee is also responsible for reviewing with management our major risk exposures and our risk assessment and risk management programs. Currently, all Audit Committee members are "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Savage has also been designated to be an "audit committee financial expert" as such term is defined in the rules and regulations of the SEC. A copy of the Audit Committee charter, as amended from time to time, can be found on our website at www.differentialbrandsgroup.com under our Investor Relations heading.

Compensation and Stock Option Committee

        Currently, the Compensation and Stock Option Committee, or the Compensation Committee, is comprised of Messrs. McLallen, Sweedler and Tarshis. Mr. Sweedler serves as Chairman of the Compensation Committee. The Compensation Committee met or acted through written consent a total of four times in fiscal 2015.

        The principal responsibilities of the Compensation Committee are (1) discharging our Board of Directors' responsibilities relating to the compensation of our Chief Executive Officer and other executive officers, (2) administering our equity-based compensation plans and (3) reviewing the disclosures in our Compensation Discussion and Analysis and producing an annual compensation committee report for inclusion in our proxy statements, as applicable. The Compensation Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on November 21, 2013. Currently, all Compensation Committee members are "independent" under NASDAQ listing standards. A copy of the Compensation Committee charter, as amended from time to time, can be found on our website at www.differentialbrandsgroup.com under our Investor Relations heading. The Compensation Committee also has the ability to delegate its duties as necessary and appropriate, including the ability to delegate certain of its responsibilities under our stock incentive plans.

Nominating and Governance Committee

        The Nominating and Governance Committee is currently comprised of Messrs. Eby, Savage and Sweedler. Mr. Eby serves as Chairperson of the Nominating and Governance Committee. The Nominating and Governance Committee met a total of one time in fiscal 2015.

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

        The Nominating and Governance Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on November 21, 2013. Currently, all Nominating and Governance Committee members are "independent" under NASDAQ listing standards. There is no specific procedure outlined in the charter for the Nominating and Governance Committee to consider nominees to our Board of Directors that are recommended by our common stockholders, but such nominees will be considered in accordance with the principal responsibilities of the Nominating and Governance Committee, our Bylaws, our Corporate Governance Guidelines and all applicable rules and regulations relating to such nominations by our common stockholders. Any recommendations by stockholders for nominations to our Board of Directors would be evaluated in a manner similar to how the Nominating and Governance Committee considers all directors. The Nominating and Governance Committee has the responsibility for developing criteria for the selection of new directors and nominees for vacancies. In evaluating the suitability of candidates, the Nominating and Governance Committee may take into account many factors, including the nominee's judgment, experience, independence, character, business acumen and such other factors as the Nominating and Governance Committee concludes are pertinent in light of the current needs of our Board of Directors, including an incumbent's past performance, attendance at meetings and participation in and contributions to the activities of our Board of Directors. We have no formal policy on diversity; however, our Board of Directors believes that its membership should reflect a diversity of experience, gender, race, ethnicity and age. To date, no more specific criteria has been developed other than that set forth in the charter of the Nominating and Governance Committee and our Corporate Governance Guidelines. A copy of the Nominating and Governance Committee charter, as amended from time to time, can be found on our website at www.differentialbrandsgroup.com under our Investor Relations heading.

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

        Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the fiscal year ended November 30, 2015, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis, except for Mr. Joe Dahan, who filed a late Form 4 on December 22, 2015 for a transaction involving the disposition of 51,515 shares of our common stock (before giving effect to the Reverse Stock Split) that occurred on September 11, 2015.

ITEM 11.    EXECUTIVE COMPENSATION.

Executive Compensation

  Overview

        This Executive Compensation section focuses on the following: (1) the objectives of the executive compensation policies and practices; (2) the objectives that the compensation program is designed to reward; (3) each element of compensation; (4) the rationale for each element of compensation; (5) the methodologies utilized by us in determining the amounts to pay for each element; and (6) how an element of compensation and our rationale for each element fit together within our overall compensation objectives. This discussion relates to our Principal Executive Officer, Principal Financial Officer, and current and former certain executive officers, or collectively, our Named Executive Officers.

        For our fiscal year ended November 30, 2015, our Named Executive Officers include:

  •
  Samuel J. Furrow, Former Interim Chief Executive Officer and Chairman of the Board of Directors

  •
  Samuel Joseph Furrow, Jr., Former Interim Chief Executive Officer

  •
  Marc B. Crossman, Former Chief Executive Officer and President

  •
  Hamish Sandhu, Chief Financial Officer

  •
  Joseph M. Dahan, Former Creative Director

  •
  Peter Kim, Chief Executive Officer of Hudson

        Effective January 19, 2015, Marc B. Crossman resigned as our Chief Executive Officer and President. Also effective January 19, 2015, the Board of Directors appointed Samuel Joseph Furrow, Jr. to the position of Interim Chief Executive Officer. Effective February 11, 2015, Samuel Joseph Furrow, Jr. resigned as our Interim Chief Executive Officer and the Board of Directors appointed Samuel J. Furrow as our Interim Executive Officer. In connection with the completion of the Asset Sale, effective September 11, 2015, Joseph M. Dahan resigned as our Creative Director and Director. In connection with the completion of the Merger, effective January 28, 2016, Samuel J. Furrow resigned as our Interim Executive Officer and Chairman of the Board of Directors and the Board of Directors appointed Michael Buckley as Chief Executive Officer.

"Say on Pay" Vote

        At our 2014 annual meeting of stockholders held on May 8, 2014, our stockholders were asked to consider and vote on a resolution approving the compensation of our Named Executive Officers, commonly referred to as "say on pay." A substantial majority of our stockholders approved the compensation of our Named Executive Officers, with approximately 76 percent of the votes cast in favor of that "say on pay" resolution. While we are pleased with our stockholder support, we will continue to actively evaluate our executive compensation program.

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

2016 Compensation

        As described below in "Employment Contracts and Termination of Employment and Change in Control Arrangements," we entered into an employment agreement with Mr. Buckley and a new employment agreement with Mr. Kim each of which became effective upon completion of the Merger on January 28, 2016. Also, on January 15, 2016, the Compensation Committee of the Board of Directors approved a cash bonus of $10,000 to Hamish Sandhu, Chief Financial Officer.

Summary Compensation Table

        The following table provides certain summary information concerning the compensation earned by our Named Executive Officers for the fiscal years ended November 30, 2015 and 2014, respectively (rounded to the nearest thousand).

Name and Principal Position	Year	Salary(1)	Bonus	Stock awards(2)		All other compensation(3)		Total
Samuel J Furrow	2015	$—	$—	$—		$—		$—
Former Interim Chief Executive Officer and Chairman of the Board	2014	—	—	98,000	(4)	—		98,000
Samuel Joseph Furrow, Jr.	2015	$18,000	$—	$15,000		$1,000		$34,000
Former Interim Chief Executive Officer	2014	—	—	—		—		—
Marc Crossman	2015	$475,000	$—	$222,000	(5)	$19,000		$716,000
Former Chief Executive Officer and President	2014	463,000	—	429,000		24,000		916,000
Hamish Sandhu	2015	$299,000	$—	$—		$26,000		$325,000
Chief Financial Officer	2014	296,000	—	84,000		23,000		403,000
Joseph Dahan	2015	$318,000	$—	$—		$1,686,000	(6)	$2,004,000
Creative Director	2014	317,000	—	—		3,042,000	(6)	3,359,000
Peter Kim	2015	$500,000	$—	$—		$23,900		$523,900
Chief Executive Officer—Hudson Subsidiary	2014	500,000	—	—		22,000		522,000

(1)
Salary amount includes a payout for earned but unused vacation at the Named Executive Officers daily rate. In accordance with our employee handbook, all regular full-time employees are eligible to be paid out for earned but unused vacation at the end of each fiscal year. Payout for fiscal 2014 and 2015 was made in January 2016 for Mr. Sandhu and upon termination of employment for all other Named Executive Officers.

(2)
Represents restricted common stock and RSUs issued pursuant to our Amended Stock Incentive Plan and reflects the grant date fair value dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance with Accounting Standards Codification 718, or ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards and option awards, please see "Notes to Consolidated Financial Statements—Note 12—Stockholders' Equity—Stock Incentive Plans."

(3)
The following table details the components of this column:

Name and principal position	Year	Benefit of company paid health insurance(a)	401(k) match	Fixed Payments(b)	Total
Samuel J Furrow	2015	$—	$—	$—	$—
Former Interim Chief Executive Officer and Chairman of the Board	2014	—	—	—	—
Samuel Joseph Furrow, Jr.	2015	$1,000	$—	$—	$1,000
Former Interim Chief Executive Officer	2014	—	—	—	—
Marc Crossman	2015	$18,000	$900	$—	$18,900
	2014	18,000	6,000	—	24,000
Hamish Sandhu	2015	$18,000	$7,900	$—	$25,900
	2014	18,000	5,000	—	23,000
Joseph Dahan	2015	$18,000	$—	$1,668,000	$1,686,000
	2014	18,000	—	3,024,000	3,042,000
Peter Kim	2015	$20,000	$3,900	$—	$23,900
	2014	19,000	3,000	—	22,000

(a)
This amount represents health premiums paid on behalf of the Named Executive Officer in excess of premiums paid for other employees.

(b)
This amount represents the amount paid in connection with the new fixed payment agreement entered into with Mr. Dahan in February 2013. One-half of Mr. Dahan's payment was made at the close of the Asset Sale and the remainder was paid at the close of the Merger in January 2016. See also "Employment Contracts and Termination of Employment and Change in Control Arrangements—Joseph M. Dahan" for a further discussion of this fixed payment agreement.
(4)
Mr. Furrow did not receive any additional compensation for his service as interim chief executive officer from January 2015 until January 2016. This amount represents his stock award for service as a member of our board of directors for fiscal 2014.

(5)
In connection with Mr. Crossman's resignation on January 19, 2015, we granted Mr. Crossman 600,000 shares of restricted common stock, which vests 1/12th on a monthly basis over the twelve (12) period of his consultant agreement. This figure represents the aggregate dollar amount of the original grant. See also footnote (2) above for discussion on compensation amount.

(6)
For a discussion on the fixed payment agreement entered into with Mr. Dahan, please see "Employment Contracts and Termination of Employment and Change in Control Arrangements—Joseph M. Dahan."

Outstanding Equity Award at 2015 Fiscal Year-End

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers during our fiscal year ended November 30, 2015. These amounts have not been adjusted to reflect the Reverse Stock Split that was declared on January 28, 2016.

	Option awards				Stock awards
							Equity incentive plan awards:		Equity incentive plan awards:
							Number of unearned shares, units or other rights that have not vested		Market or payout value of unearned shares, units or other rights that have not vested
	Number of securities underlying unexercised options	Number of securities underlying unexercised options
					Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
			Option exercise price	Option expiration date
Name	Exercisable	Unexercisable
Samuel J Furrow	—	—			—	—
							—		—
Samuel Joseph Furrow, Jr.	13,333	—	0.38	1/6/2025	—	—			$—
Marc Crossman	—	—			—	—	100,000	(1)	$21,000
Hamish Sandhu	—	—			—	—	35,235	(2)	$7,399
	—	—			—	—	67,125	(3)	$14,096
	—	—			—	—	14,571	(4)	$3,060
Joseph Dahan	—	—			—	—
—
Peter Kim	—	—			—	—

(1)
In connection with Mr. Crossman's resignation on January 19, 2015, we granted Mr. Crossman 600,000 shares of restricted common stock, which vests 1/12th on a monthly basis over the twelve (12) period of his consultant agreement. This figure represents the amount remaining to vest as of November 30, 2015.

(2)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2014 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest as of November 30, 2015.

(3)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2013 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest as of November 30, 2015.

(4)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2012 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest as of November 30, 2015.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Change in Control Provisions

        Prior to its termination in September 2015, Mr. Dahan's employment agreement contained certain change in control provisions. These provisions provided him with certain compensation arrangements in the event that a change in control occurs. Prior to its termination in January 2015, Mr. Crossman also had a change in control provision in his employment agreement that would have provided him with certain compensation arrangements in the event a change of control occurred prior to its termination. In addition, our Amended and Restated 2004 Stock Incentive Plan and 2004 Stock Incentive Plan each contain a change in control provision which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees, including our Named Executive Officers, in the event a change in control occurs.

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

        In the event that Mr. Crossman's employment would have been terminated by us other than for Cause, terminated by Mr. Crossman for Good Reason, terminated by us within 18 months following a Change in Control and without Cause, or terminated by Mr. Crossman within 18 months following a Change in Control and for Good Reason, Mr. Crossman would have been entitled to certain severance payments and benefits, including an amount equal to 24 months of his prior year's base salary and bonus in exchange for his execution of a release of claims. Mr. Crossman was not entitled to severance benefits if he died during the term of his employment, he was terminated for Cause or due to Disability, he terminated his employment for a reason other than a good reason, or revoked his agreement to release us from any and all claims related to his employment. "Cause" under the Crossman Employment Agreement was defined as: (i) conviction of an offense involving an act of dishonesty, fraud or any other act of moral turpitude, or using alcohol, narcotics or illegal drugs to such an extent that it repeatedly materially adversely affects executive's performance hereunder; (ii) substantial and willful failure to perform specific and lawful written directives of the Board; (iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body that is materially injurious to the financial condition of the Company; (iv) conviction of or plea of guilty or nolo contendere to a felony or an act of moral turpitude; or (v) a material breach of the terms and conditions of the employment agreement. "Disability" was defined as executive's incapacity due to physical or mental illness (as determined in good faith by a physician acceptable to the Company and executive), (i) absent from the full-time performance of his duties for 120 consecutive days during any 12 month period or (ii) if a physician acceptable to the Company and executive advises us that it is likely that executive will be unable to return to the full-time performance of his duties for 120 consecutive days during the succeeding 12 month period. "Good Reason" was defined as: (i) a material breach of the employment agreement by us that is not cured in the applicable time periods; (ii) relocation of the Company more than 50 miles from Commerce, California; or (iii) a material reduction in Mr. Crossman's base salary. A "Change in Control" was defined as: (i) a change in the our incumbent directors such that they no longer constitute a majority of the directors; (ii) any person or entity becoming the beneficial owner of 50% or more of our combined voting power; (iii) the consummation of a merger, consolidation, share exchange or other corporate transaction involving us that requires the approval of our stockholders where our stockholders as a group no longer own at least 50% of the voting power of the surviving corporation or our Board members do not constitute a majority of the new board members of the surviving corporation; or (iv) the approval by our stockholders to liquidate or dissolve.

Joseph M. Dahan

        In connection with the completion of a merger between us, our Joe's Sub and JD Holdings in October 2007, Mr. Dahan's employment agreement automatically became effective for service as our Creative Director. Under the employment agreement, the initial term of employment was for five years with automatic renewals for successive one year periods thereafter, unless terminated earlier. Mr. Dahan was entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion.

        In connection with the Asset Sale, we entered into a separation agreement, pursuant to which Mr. Dahan resigned as a member of the Board and as our Creative Director, effective as of September 11, 2015. In exchange for a release of all claims related to Mr. Dahan's employment, we paid Mr. Dahan his termination severance as provided in his employment agreement.

        Under the terms of the employment agreement, if we terminated the employment of Mr. Dahan for Cause or for Mr. Dahan's Disability, we would only be required to pay him through the date of termination. "Cause" was defined as: (i) a conviction, plea of guilty or nolo contendere to a felony or a crime of moral turpitude; (ii) a material breach of any provision of the employment agreement that is not cured within 45 days of receipt of written notice of such breach; (iii) the solicitation, persuasion or attempt at persuasion for any employee, consultant, contractor, customer or potential customer to engage in an act prohibited by the employment agreement; or (iv) a violation of any of our policies in our handbook or code of ethics and such violation constitutes a breach of the Code of Ethics or warrants termination. "Disability" was defined as inability to perform duties for 180 consecutive days or shorter periods aggregating 270 days during any 12 month period.

        In addition, we could terminate Mr. Dahan's employment without Cause at any time upon two weeks' notice, provided that we paid him the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Mr. Dahan could have terminated his employment for Good Reason at any time within 30 days written notice. "Good Reason" was defined as: (i) a material breach of the employment agreement by us that is not cured within 30 days of written notice or (ii) Mr. Dahan's decision to terminate employment at any time after 18 months following a Change in Control. A "Change in Control" was defined as (i) the sale or disposal of all or substantially all of the assets; (ii) the merger or consolidation with another company provided that our stockholders as a group no longer own at least 50% of the voting power of the surviving corporation; (iii) any person or entity becoming the beneficial owner of 50% or more of our combined voting power; or (iv) the approval by our stockholders to liquidate or dissolve. In the event that Mr. Dahan terminated his employment for Good Reason, then he would have been entitled to the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Further, Mr. Dahan could have terminated his employment for any reason upon ten business days' notice and only be entitled to his salary as of the date of termination on a pro rata basis.

        The employment agreement contained customary terms and conditions related to confidentiality of information, ownership by us of all intellectual property, including future designs and trademarks, alternative dispute resolution and Mr. Dahan's duties and responsibilities to us as Creative Director.

        In addition, pursuant to the merger agreement, Mr. Dahan was entitled to, for 120 months following October 25, 2007, irrespective of his employment status, additional contingent consideration payments based upon our achievement of certain gross profit thresholds on sales from our Joe's® brand products. On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 with payments being made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, the total aggregate amount Mr. Dahan was entitled to receive $9,168,000 in weekly installments until November 2015. However, as a result of our default under the CIT Revolving Credit Agreement and the Garrison Term Loan Credit Agreement, we were prohibited from making any payments to Mr. Dahan during 2015. One-half of the amount remaining to Mr. Dahan was paid at the close of the Asset Sale and the remainder was paid at the close of the Merger in January 2016.

Peter Kim

        In connection with the acquisition of Hudson, we entered into an employment agreement with Peter Kim pursuant to which Mr. Kim serves as the Chief Executive Officer of Hudson. The employment agreement became effective on September 30, 2013 upon completion of the acquisition of Hudson, and had a term of three years. Mr. Kim's initial base salary was $500,000 per year, and such amounts were to be reviewed by the Compensation Committee at least annually, provided that the base salary was decreased during Mr. Kim's term of employment. In addition to his base salary, Mr. Kim was eligible to receive an annual discretionary bonus targeted at 50% of his base salary, based on the satisfaction of criteria and performance standards as established in advance and agreed to by Mr. Kim and the Compensation Committee. The employment agreement also provided Mr. Kim with certain other benefits and the reimbursement of certain expenses.

        In the event of a termination of Mr. Kim's employment for any reason or no reason, we were required to pay Mr. Kim for (i) his accrued but unpaid base salary through the date of termination, (ii) any accrued but unused vacation time, (iii) any unreimbursed expenses, and (iv) any bonus amounts that have been earned but have not been paid, and any bonus for the period in which termination occurred, prorated for the partial period, any rights under any benefit or equity plan, program or practice, and his rights to indemnification and directors and officers liability insurance.

        In addition, in the event of a termination of Mr. Kim's employment without Cause or in the event that Mr. Kim voluntarily terminated his employment for "Good Reason", we were also required (i) to make a severance payment to Mr. Kim equal to twelve months of his base salary, payable in twelve monthly installments and (ii) pay for the COBRA premiums (to the extent they exceed applicable active employee rates) on our group medical plan for Mr. Kim and his spouse and dependents for the shorter of the first 12 months of such coverage or his period of COBRA eligibility. Our obligation to provide the foregoing severance benefits is subject to Mr. Kim's execution of a settlement agreement and release. "Cause" is defined as the same as the Crossman Employment Agreement. "Good Reason" is defined as (i) a material breach of the employment agreement by us that is not cured in the applicable time periods; (ii) relocation of the Company more than 50 miles from Commerce, California; (iii) requiring Mr. Kim to report to anyone other than the CEO of the Company (iv) a material breach by us of any provision of the employment agreement; or (v) a material reduction in Mr. Kim's base salary.

        The employment agreement also contained exclusivity, non-compete and non-solicitation covenants generally prohibiting Mr. Kim from providing services to a competitor during the term of his employment or soliciting employees during the term of his employment and for 12 months following his termination of employment. In addition, the employment agreement mandated that Mr. Kim's confidentiality obligations continue even after his termination of employment.

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

        On September 8, 2015, we entered into a new three-year Employment Agreement with Mr. Kim to serve as the Chief Executive Officer of Hudson that replaced his previous employment agreement as of January 28, 2016. Mr. Kim's annual base salary is $600,000 and Mr. Kim is eligible to receive an annual discretionary bonus targeted at 50% of his base salary, based on the satisfaction of criteria and performance standards as established in advance by the Compensation Committee. The Employment Agreement also provides Mr. Kim with certain other benefits and the reimbursement of certain expenses. On January 28, 2016, we granted Mr. Kim (i) restricted stock units in respect of 166,667 shares of common stock that vest and become transferable in three equal, annual installments beginning on January 28, 2017, subject to Mr. Kim's continuous employment and (ii) performance share units in respect of 166,667 shares of the common stock that will be earned over a three-year performance period. One-third of the performance shares will be entitled to vest each year based on annual performance metrics established by the Compensation Committee at the beginning of the applicable year. The restricted stock award and performance shares will be settled in cash, unless we are able to attain stockholder approval of a new equity incentive plan covering such awards. Mr. Kim will also be entitled to participate in all regular long-term incentive programs maintained by us or Hudson on the same basis as similarly-situated employees.

        In the event of a termination of Mr. Kim's employment for any reason or no reason, we have agreed to pay Mr. Kim for (i) his accrued but unpaid base salary through the date of termination, (ii) any accrued but unused vacation time, (iii) any unreimbursed expenses, and (iv) if not previously paid to Mr. Kim: any bonus amounts that have been earned but have not been paid; any bonus for the period in which termination occurred, prorated for the partial period, with the amount, if any, based on actual performance and paid when bonuses for the applicable period are paid to other senior executives; any rights under any benefit or equity or long-term incentive plan, program or practice; and his rights to indemnification and directors and officers liability insurance.

        In addition, in the event of a termination of Mr. Kim's employment by us without "cause" (as defined in the Employment Agreement) or in the event that Mr. Kim voluntarily terminates his employment for "good reason" (as defined in the Employment Agreement), we are also required to make a severance payment to Mr. Kim equal to twelve months of his base salary, payable in twelve monthly installments. Additionally, any unvested portion of the restricted stock award will immediately vest and become transferable and any unvested performance shares will continue to vest without regard to Mr. Kim's continued employment. We have agreed to also pay for the COBRA premiums (to the extent they exceed applicable active employee rates and subject to Mr. Kim timely electing continuation coverage under COBRA) on our group medical plan for Mr. Kim and his spouse and dependents for the shorter of the first 12 months of such coverage or his period of COBRA eligibility. Our obligation to provide the foregoing severance benefits is subject to Mr. Kim's execution of a settlement agreement and release for us and our subsidiaries.

        The Employment Agreement also contains exclusivity, non-compete and non-solicitation covenants generally prohibiting Mr. Kim from providing services to a competitor during the term of his employment or soliciting employees during the term of his employment and for 12 months following his termination of employment. During the term, Mr. Kim is permitted to own and interest in and, when not employed by Hudson, take part in and manage or operate relating to certain other apparel businesses conducted by Mr. Kim's family from time to time that are not competitive with us and our subsidiaries. In addition, the Employment Agreement mandates that Mr. Kim's confidentiality obligations continue even after his termination of employment.

        Mr. Kim has also entered into a non-competition agreement, which became effective as of January 28, 2016, pursuant to which Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson, that is competitive to us or our subsidiaries for a period of up to three years from January 28, 2016.

Hamish Sandhu

        In connection with Mr. Sandhu's appointment as Chief Financial Officer, we entered into a written offer letter whereby Mr. Sandhu agreed to serve as our Chief Financial Officer. Under the terms of the offer letter, Mr. Sandhu's annual base salary was $205,000, which was increased to $255,000 in November 2008 and $280,000 in December 2012. We also agreed to pay the full cost of participation in our health insurance plan for Mr. Sandhu and his family. Notwithstanding anything to the contrary, until July 2015, Mr. Sandhu was an employee at-will.

        On July 2, 2015, we entered into an employment agreement with Mr. Sandhu. Under the terms of the employment agreement, Mr. Sandhu will receive an initial base salary of $325,000, and such amount will be reviewed by the Compensation Committee at least annually, provided that the base salary may not be decreased during Mr. Sandhu's term of employment. In addition to his base salary, Mr. Sandhu will be eligible to receive an annual discretionary cash and equity bonus of not less than 10 percent of his base salary, based upon the achievement of financial and other performance criteria as established in advance by the Compensation Committee, and with respect to the 2015 fiscal year, as set forth in the employment agreement. The employment agreement also provides Mr. Sandhu with certain other benefits, including premiums for health insurance paid on his behalf and for his family, and life and disability insurance policies paid on his behalf. The employment agreement is effective as of July 2, 2015 and has an initial term of one year. The employment agreement automatically renews for additional one year periods if neither we nor Mr. Sandhu provide 90 days' advanced notice of non-renewal prior to the end of the term.

        In the event of a termination of Mr. Sandhu's employment for any reason or no reason, we must pay Mr. Sandhu for (i) his accrued but unpaid base salary through the date of termination, (ii) any accrued but unused vacation time, (iii) any unreimbursed expenses, (iv) any bonus amounts that have been earned but have not been paid, (v) any rights under any benefit or equity plan, and (vi) any ongoing rights to indemnification and directors and officers liability insurance.

        In addition, in the event of a termination of Mr. Sandhu's employment by us without "Cause" or in the event that Mr. Sandhu voluntarily terminates his employment for "Good Reason", we will also be required (i) to make a severance payment to Mr. Sandhu equal to his annual base salary, payable in equal installments in accordance with our normal payroll practices, (ii) any bonus amounts that have been earned for the period in which termination occurred, prorated for the partial period, and (iii) pay for the COBRA premiums (to the extent they exceed applicable active employee rates) on our group medical plan for Mr. Sandhu and his spouse and dependents for the shorter of the first 12 months of such coverage or his period of COBRA eligibility. Our obligation to provide the foregoing severance benefits is subject to Mr. Sandhu's execution of a settlement agreement and release. "Cause" is defined as (i) conviction of an offense involving an act of dishonesty, fraud or any other act of moral turpitude under the provisions of any Federal, State or local laws or ordinances; (ii) willful failure to perform, or gross negligence in performing, executive's duties owed to us, after notice; (iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body that is materially injurious to the financial condition of us; (iv) conviction of or plea of guilty or nolo contendere to a felony; (v) material breach of the terms of the employment agreement by Mr. Sandhu; (vi) any breach by the executive of the executive's fiduciary duty of care or duty of loyalty to us or (vii) commission of an act of dishonesty, fraud or misrepresentation which results in material harm to us or our business. "Good Reason" is defined as (i) a material adverse alteration in the nature or status of Mr. Sandhu's responsibilities; (ii) relocation of the Company more than 10 miles outside of Los Angeles County, California; (iii) a material breach by us of our obligations under the employment agreement, or (iv) a reduction in Mr. Sandhu's then current salary, in each case that is not cured within the applicable time periods.

        The employment agreement also contains exclusivity, non-compete and non-solicitation covenants generally prohibiting Mr. Sandhu from providing services to a competitor during the term of his employment or soliciting employees during the term of his employment and for 12 months following his termination of employment. In addition, the employment agreement mandates that Mr. Sandhu's confidentiality obligations continue even after his termination of employment.

Michael Buckley

        On January 28, 2016, in connection with the transactions contemplated by the Merger Agreement, we entered into an employment agreement with Mr. Buckley. Pursuant to the terms of the employment agreement, Mr. Buckley serves as Chief Executive Officer, reporting to our Board of Directors, for an initial three-year term with automatic, one-year renewal terms, unless we or Mr. Buckley gives notice 180 days prior to the end of the then-current term.

        The employment agreement provides that we will pay Mr. Buckley an annual base salary of $600,000 and that Mr. Buckley will be eligible to receive an annual bonus of up to 150% of his base salary, based on our achievement of annual EBITDA targets set by the Compensation Committee of the Board of Directors after consultation with Mr. Buckley.

        The employment agreement also provides that the Company will grant Mr. Buckley a restricted stock unit award in respect of 433,764 shares of our common stock (the "RSU Award"). The RSU Award will vest in annual installments over a three-year period with the first installment vesting on December 31, 2016, subject to Mr. Buckley's continued employment through the applicable vesting dates. The Company will also grant Mr. Buckley a performance share unit award in respect of 347,011 shares of our common stock (the "PSU Award"). The PSU Award will vest in annual installments over a three-year period, based on the our achievement of EBITDA targets set by the Compensation Committee and subject to Mr. Buckley's continued employment through the applicable vesting dates. The employment agreement further provides that the RSU Award and the PSU Award will be settled in cash in the event that there are insufficient shares of the Company's common stock available to settle the applicable award in our common stock and that unvested portions of the PSU Award in any completed year will be eligible for vesting in subsequent years to the extent that the subsequent year EBITDA target is exceeded and the excess is sufficient to make up for a prior year shortfall. Upon a "change in control" (as defined in the employment agreement), any unvested portions of the RSU Award and PSU Award will immediately vest.

        In the event of a termination of Mr. Buckley's employment by us without "cause" or in the event that Mr. Buckley resigns for "good reason" (each, as defined in the employment agreement), in either case, prior to the expiration of the agreement's then-current term, we will pay Mr. Buckley severance equal to 3.75 times his base salary. Upon such termination or resignation, Mr. Buckley and his dependents will receive continued coverage under our group health insurance plans for a period of up to 18 months, any unvested portion of the RSU Award will immediately vest, 50% of the unvested portion of the PSU Award will immediately vest and 50% of the unvested portion of the PSU Award will remain outstanding through completion of the applicable performance period and vest based on actual achievement of the performance metrics. In the event such resignation or termination occurs following our first fiscal quarter of any year, the employment agreement provides that Mr. Buckley will also be entitled to a prorated annual bonus for the year in which his employment terminates. Our obligation to provide the foregoing severance benefits is subject to Mr. Buckley's execution and non-revocation of a release of claims against us and our affiliates.

        The employment agreement also contains customary provisions relating non-disclosure and non-disparagement. In addition, the employment agreement includes 12-month, post-termination non-competition and non-solicitation provisions.

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

        On January 15, 2016, the Compensation Committee of the Board of Directors approved a cash payment of $98,000 to each of the directors for their service in 2015.

Board of Director Fees

	Issued for 2015
Name	Fees earned or paid in cash	Stock Awards	Total
Samuel J. Furrow	$98,000	$—	$98,000
Suhail Rizvi	98,000	—	98,000
Kent Savage	98,000	—	98,000
Joanne Calabrese	98,000	—	98,000
Kelly Hoffman	98,000	—	98,000

	$490,000	$—	$490,000

        Other than the cash payment of $98,000 to Mr. Furrow for his board service in 2015, during which period he also served as interim chief executive officer, members of our Board of Directors who are employees receive no additional compensation for service as members of our Board of Directors. Members of our Board of Directors who also serve on one or more committees of our Board of Directors do not receive any additional compensation for such service.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

        The following table provides information as of February 25, 2016 concerning beneficial ownership, as that term is defined in Rule 13d-3 of the Exchange Act, of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, to our knowledge, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 12,403,240 shares outstanding (excluding treasury shares) as of February 25, 2016. The address for the officers and directors is our corporate office located at 1231 South Gerhart Avenue, Commerce, California, 90022.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
5% Stockholders (Excluding Directors and Officers)
Tengram Capital Partners, L.P.	6,136,050	(1)	36.34%
Barry Sternlicht	877,103	(2)	7.07%
Knight's Bridge RG Holdings LLC	801,030	(3)	6.46%
Fireman Capital CPF Hudson Co-Invest LP	705,614	(4)	5.59%
Directors and Officers (including Former Officers)
Michael Buckley	469,148	(5)	3.78%
Chief Executive Officer and Director
Samuel J. (Sam) Furrow	33,373	(6)	*
Former Chairman of Board of Directors and Interim Chief Executive Officer
Marc B. Crossman	91,266	(7)	*
Former Chief Executive Officer, President and Director
Samuel Joseph (Jay) Furrow, Jr.	2,832	(8)	*
Former Interim Chief Executive Officer
Hamish Sandhu	4,051		*
Chief Financial Officer
Joseph M. Dahan	403,602	(9)	3.25%
Former Creative Director and Director
Peter Kim	1,021,492	(10)	7.85%
Chief Executive Officer of Hudson
William Sweedler	6,136,050	(11)	36.34%
Director, Chairman of the Board
Matthew Eby	6,136,050	(12)	36.34%
Director
Kelly Hoffman	0		0%
Director
Walter McLallen	0		0%
Director
Kent Savage	10,485	(13)	*
Director
Andrew Tarshis	0		0%
Director
All directors and executive officers, as a group (13 persons)	8,172,299		46.73%

*
Represents beneficial ownership of less than 1%.

(1)
This information as to beneficial ownership is based on a Schedule 13D filed on February 8, 2016 by and on behalf of TCP RG, LLC, Tengram Capital Partners Gen2 Fund, L.P. ("Tengram Fund I"), Tengram Capital Associates, LLC ("TCA"), TCP Denim, LLC, Tengram Capital Partners Fund II, L.P. ("Tengram Fund II"), Tengram Capital Associates II, LLC ("TAC II"), Matthew Eby and William Sweedler. TCP RG, LLC received 1,245,418 shares of common stock pursuant to the Merger, TCP RG II, LLC received 410,345 shares of common stock pursuant to the Merger and TCP Denim, LLC received 50,000 shares of the Series A Convertible Preferred Stock in connection with the Merger, which are convertible into 4,480,287 shares of common stock issuable upon conversion of issued to TCP Denim, LLC. Each of TCP RG, LLC and TCP RG II, LLC is

  managed by its managing member, Tengram Fund I. TCP Denim, LLC is managed by its sole member, Tengram Fund II. TCA is the general partner of Tengram Fund I. TCP Denim, LLC is managed by its sole member, Tengram Fund II. TCA II is the general partner of Tengram Fund II. Matthew Eby and William Sweedler are the co-managing members of both TCA and TCA II. TCP RG, LLC, TCP RG II, LLC and TCP Denim, LLC have shared voting and dispositive power with respect to their shares. Each of Matthew Eby, William Sweedler, TCA and Tengram Fund I may be deemed to share the voting and dispositive power of the shares held by TCP RG, LLC and TCP RG II, LLC. Each of Matthew Eby , William Sweedler, TCA II and Tengram Fund II may be deemed to share the voting and dispositive power of the shares held by TCP Denim, LLC. The address of each of the entities mentioned in this footnote is c/o Tengram Capital Partners, 15 Riverside Avenue, First Floor, Westport, CT 06880.

(2)
This information as to beneficial ownership is based on a Schedule 13G filed on February 8, 2016 by and on behalf of Barry Sternlicht. The address of Mr. Sternlicht is 591 West Putnam Ave Greenwich, CT 06830.

(3)
This information as to beneficial ownership is based on a Schedule 13G filed on February 10, 2016 by Knight's Bridge RG Holdings LLC. The address of Knight's Bridge RG Holdings LLC is 181 Bay Street, Suite 3830, Toronto, Ontario, Canada M5J 2T3.

(4)
This information as to beneficial ownership is based on a Schedule 13D/A filed on February 4, 2016 by and on behalf of Fireman Capital CPF Hudson Co-Invest LP ("Fireman") and Daniel Fireman. These shares, which are beneficially owned by Fireman and its Managing Partner, Daniel Fireman, consist of (i) 494,807 shares of common stock; plus (ii) 210,027 shares of common stock issuable upon conversion of the Modified Convertible Note held by Fireman, which, because it is convertible at any time, is deemed to be outstanding pursuant to Rule 13d-3(1) of the Exchange Act. Each of Fireman and Daniel Fireman has shared voting and dispositive power with respect to the shares. The address of each of Fireman and Daniel Fireman is c/o Fireman Capital Partners, LLC, Watermill Center, 800 South Street, Suite 600, Waltham, MA 02453.

(5)
Excludes 433,764 RSUs, which will vest in annual installments over a three-year period with the first installment vesting on December 31, 2016, subject to Mr. Buckley's continued employment through the applicable vesting dates. Each RSU represents a contingent right to receive one share of our common stock and will be settled in cash in the event that there are insufficient shares of common stock available to settle the applicable RSUs in common stock.

(6)
Includes (i) 32,863 shares held for the personal account of Mr. Furrow and (ii) 510 shares held for the account of Mr. Furrow's spouse. Mr. Furrow has pledged under the terms of certain loan agreements and lines of credit an aggregate of 30,004 shares of common stock held in his personal account. This information is based upon a Form 4 filed with the SEC on March 3, 2014 (after giving effect to the Reverse Stock Split).

(7)
Includes (i) 89,600 shares held for Mr. Crossman's personal account, including 20,000 (after giving effect to the Reverse Stock Split) shares of restricted stock pursuant to his consulting agreement, which fully vested on January 19, 2016; and (ii) 1,666 shares held for the accounts in trust for Mr. Crossman's minor children, for which Mr. Crossman's father is the trustee. Mr. Crossman disclaims beneficial ownership of shares held for the accounts in trust for his minor children. This information is based upon a Form 4 filed with the SEC on December 18, 2014 and the subsequent issuance of the 20,000 (after giving effect to the Reverse Stock Split) shares of restricted stock pursuant to his consulting agreement, which fully vested on January 19, 2016.

(8)
Includes (i) 2,387 shares held for the personal account of Mr. Furrow; and (ii) 444 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options (after giving effect to the Reverse Stock Split). This information is based upon a Form 3 filed with the SEC on January 29, 2015 (after giving effect to the Reverse Stock Split).

(9)
This information is based upon a Form 4 filed with the SEC on December 22, 2015 (after giving effect to the Reverse Stock Split).

(10)
This information is based upon a Schedule 13D/A filed on February 2, 2016 by and on behalf of Peter Kim. The above shares include (i) 418,024 shares of common stock and (ii) 603,468 shares of common stock issuable upon conversion of the Modified Convertible Note, which, because it is convertible at any time, is deemed to be outstanding pursuant to Rule 13d-3 of the Exchange Act. The above shares excludes 166,667 RSUs, which will vest in annual installments over a three-year period with the first installment beginning on the first anniversary of January 28, 2017, subject to Mr. Kim's continued employment.

(11)
See Note 1.

(12)
See Note 1.

(13)
Includes (i) 7,644 shares held for the personal account of Mr. Savage; (ii) 341 shares held for the account of Savage Interests LP, a limited partnership in which Mr. Savage and his spouse are limited partners; and (iii) 2,500 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Savage's personal account. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP.

Equity Compensation Plan Information

        The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 30, 2015, which includes our Amended and Restated 2004 Stock Incentive Plan and our 2004 Stock Incentive Plan. We stopped granting options under our 2004 Stock Incentive Plan after the adoption and approval of our Amended and Restated 2004 Stock Incentive Plan on October 26, 2011. These amounts have not been adjusted to reflect the Reverse Stock Split that was declared on January 28, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)
Amended and Restated Stock Incentive Plan	13,333	$0.38	2,715,345
2004 Incentive Plan	75,000	$1.02	N/A	(2)

	88,333	$0.92	3,085,935

(1)
See "Amended and Restated 2004 Stock Incentive Plan" and "2004 Stock Incentive Plan" described in "Notes to Consolidated Financial Statements—Note 13—Stockholders' Equity—Stock Incentive Plans" for a further description of our equity compensation plans.

(2)
While there are shares available, we no longer grant options under our 2004 Stock Incentive Plan since the adoption and approval of our Amended and Restated 2004 Stock Incentive Plan on October 26, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Our Audit Committee charter provides that that all transactions between us and persons or entities affiliated with our officers, directors or principal common stockholders must be approved by our Audit Committee. We believe that this policy requiring that any material transaction between us and such related parties be approved by our Audit Committee ensures that such transactions are on terms no less favorable to us than reasonably could have been obtained in arms' length transactions with independent third parties. For fiscal 2015, our related party transactions, all of which were previously approved by our Audit Committee, are described below.

Joe Dahan

        Since the acquisition of the Joe's® brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017. At the time of the acquisition, pursuant to ASC 805—Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts. For the fiscal year ended 2013, expense of $311,000 was recorded in the statement of net (loss) income and comprehensive (loss) income related to the contingent consideration expense made to Mr. Dahan under the original agreement.

        On February 18, 2013, we entered into a new agreement with Mr. Dahan that fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement at $9,168,000 through weekly installment payments beginning on February 22, 2013 until November 27, 2015. In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement. This amount represented the net present value of the total fixed amount that Mr. Dahan would receive. The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan. On September 30, 2013, in connection with entry into new credit facilities relating to the acquisition of Hudson, Mr. Dahan, CIT, Garrison and all of our loan parties entered into an earn-out subordination agreement, which provides, among other things, that any payment, whether in cash, in-kind, securities or any other property, in connection with the our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the CIT Revolving Credit Agreement and the Garrison Term Loan Credit Agreement. As a result of our defaults pursuant the Garrison Term Loan Credit Agreement and CIT Revolving Credit Agreement, we did not make any buy-out payments to Mr. Dahan during fiscal 2015. In connection with the Asset Sale, Mr. Dahan was repaid a portion of the buy-out payment owed to him and the remainder was paid at the closing of the Merger and the Merger Transactions.

Albert Dahan

        In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Mr. Dahan, for the sale of our products into the off- price channels of distribution that was subsequently terminated beginning in fiscal 2014. Under the agreement, Mr. Albert Dahan was entitled to a commission for purchase orders entered into by us where he acts as a sales person. For the fiscal year ended 2014 and 2015, there were no payments made to Mr. Albert Dahan under this arrangement. For fiscal years ended 2013, payments of $453,000 were made to Mr. Albert Dahan under this arrangement.

        In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children's products. Ever Blue has an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term. In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full. For the fiscal years ended 2015, 2014 and 2013, we recognized $45,000, $504,000 and $612,000, respectively in royalty income under the license agreement. In connection with the Asset Sale, this agreement was assigned to the Operating Assets Purchaser.

Peter Kim

        We have entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim in connection with the acquisition of Hudson. See "Notes to Consolidated Financial Statement—Note 9—Debt" for a further discussion of those agreements. In connection with the Merger, we entered into the Rollover Agreement and the Employment Agreement. For a discussion of the Rollover Agreement and terms of the Modified Convertible Notes, see "Notes to Consolidated Financial Statement—Note 2—Subsequent Events." For a discussion of the Employment Agreement, see "Item 11—Employment Contracts and Termination of Employment and Change in Control Arrangements."

Employment Agreements with Officers and Directors

        We have entered into employment agreements with Michael Buckley, our Chief Executive Officer, Marc Crossman, our former President and Chief Executive Officer, Joe Dahan, our former Creative Director, Peter Kim, our Chief Executive Office of our Hudson subsidiary and Hamish Sandhu, our Chief Financial Officer. Mr. Dahan was previously a member of our Board of Directors until September 2015 and Mr. Kim was previously a member of our Board of Directors until February 2015. See "Item 11—Employment Contracts and Termination of Employment and Change in Control Arrangements" for a further discussion of these agreements.

Director Independence

        Currently, the following members of our Board of Directors are considered "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC:

  •
  Matthew Eby;

  •
  Kelly Hoffman;

  •
  Walter McLallen;

  •
  Kent Savage;

  •
  William Sweedler and

  •
  Andrew Tarshis.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        In October 2014, our Audit Committee approved the engagement of Moss Adams LLP, or Moss Adams, as our independent registered public accounting firm for the year ended November 30, 2014 and dismissed Ernst &Young LLP, or E&Y, our previous independent registered public accounting firm for the first three quarters of fiscal 2014.

        The table below shows the aggregate fees billed by Ernst & Young for professional services rendered in connection with the our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended November 30, 2014 prior to the dismissal of Ernst & Young in October 2014; the review of our unaudited quarterly financial statements set forth in our Quarterly Reports on Form 10-Q for our first three fiscal quarters during 2014; the audit of our fiscal 2014 and 2013 revised financial statements for discontinued operations; the S-4 registration statement work in connection with the Merger:

	FY 2014	FY 2015
Audit Fees	$395,000	$—
Audit Related Fees	57,000	65,000
Tax Fees	—	—
All Other Fees	—	—

Total	$452,000	$65,000

        The table below shows the aggregate fees billed by Moss Adams LLP for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended November 30, 2015 and November 30, 2014; the audit of our internal control over financial reporting as of November 30, 2014; the review of our unaudited quarterly financial statements set forth in our Quarterly Reports on Form 10-Q for our fiscal quarters during 2015 and 2014; the audit of our fiscal 2014 revised financial statements for discontinued operations; the S-4 registration statement work in connection with the Merger; as well as fees for audit-related work, tax compliance, tax planning and other services:

	FY 2014	FY 2015
Audit Fees	$100,000	$545,000
Audit Related Fees	—	154,000
Tax Fees	—	105,000
All Other Fees	—	—

Total	$100,000	$804,000

        The Audit Committee has adopted a policy which requires the Audit Committee's pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor's independence. The Audit Committee approves such services on an on-going basis prior to the incurrence of any such audit and non- audit services. The Audit Committee pre-approved all of the audit and non-audit services rendered by E&Y prior to their dismissal in October 2014 and Moss Adams listed above.

        The Audit Committee has determined that the services provided by E&Y and Moss Adams were compatible with maintaining both E&Y's and Moss Adams' independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   List of documents filed as a part of this Annual Report:

    1 and 2. Financial Statements and Financial Statement Schedules

        (b)   3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number		Description	Document if Incorporated by Reference
2.1	*	Stock Purchase Agreement, dated as of July 15, 2013, by and among Joe's Jeans Inc., Hudson Clothing Holdings, Inc., Fireman Capital CPF Hudson Co-Invest LP, Peter Kim, Paul Cardenas, Tony Chu, and certain option holders of Hudson Clothing Holdings, Inc. named therein	Exhibit 2.1 to Current Report on Form 8-K filed on July 19, 2013

2.2	*	Amendment No. 1 to Stock Purchase Agreement, dated as of September 30, 2013, by and among Joe's Jeans Inc., Fireman Capital CPF Hudson Co-Invest LP and Peter Kim	Exhibit 2.2 to Current Report on Form 8-K filed on October 4, 2013

2.3	*	Agreement and Plan of Merger, dated as of September 8, 2015, by and among RG Parent, LLC, JJ Merger Sub LLC and Joe's Jeans Inc.	Exhibit 2.1 to Current Report on Form 8-K filed on September 9, 2015

2.4	*	Amended and Restated Agreement and Plan of Merger, effective as of September 8, 2015, by and among RG Parent LLC, JJ Merger Sub LLC and Joe's Jeans Inc.	Exhibit 2.4 to Amendment No. 1 to Registration Statement on Form S-4/A filed on December 7, 2015 (Registration No. 333-207777)

2.5	*	IP Asset Purchase Agreement, dated as of September 8, 2015, by and among Joe's Jeans Inc., Joe's Holdings LLC and Sequential Brands Group, Inc.	Exhibit 2.2 to the Current Report on Form 8-K filed on September 9, 2015

2.6	*	Operating Asset Purchase Agreement, dated as of September 8, 2015, by and between Joe's Jeans Inc. and GBG USA Inc.	Exhibit 2.3 to the Current Report on Form 8-K filed on September 9, 2015

2.7	*	First Amendment to Asset Purchase Agreement, dated as of January 28, 2016, by and between the Company and GBG USA Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2016

3.1		Eighth Amended and Restated Certificate of Incorporation of Differential Brands Group Inc.	Exhibit 3.1 to Current Report on Form 8-K filed on January 29, 2016

3.2		Amended and Restated Bylaws of Registrant, adopted as of July 6, 2015	Exhibit 3.2 to the Current Report on Form 8-K filed on July 8, 2015

4.1		Specimen Common Stock Certificate of Differential Brands Group Inc.	Exhibit 4.1 to Current Report on Form 8-K filed on January 29, 2016

4.2		Certificate of Designation of Preferred Stock of Differential Brands Group Inc..	Exhibit 4.2 to Current Report on Form 8-K filed on January 29, 2016

Exhibit Number		Description	Document if Incorporated by Reference
4.3		Form of Subordinated Convertible Note of Differential Brands Group Inc.	Exhibit 4.3 to Current Report on Form 8-K filed on January 29, 2016

10.1	**	Amended and Restated Employment Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007

10.2		Investor Rights Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007

10.3	**	2004 Stock Incentive Plan	Exhibit A to Definitive Merger Proxy Statement on Schedule 14A filed on September 10, 2009

10.4	**	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2007

10.5	**	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2007

10.6	**	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2007

10.7	**	Executive Employment Agreement by and between Joe's Jeans Inc. and Marc B. Crossman dated May 30, 2008	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2008

10.8	**	Form of Restricted Stock Agreement	Exhibit 10.3 to Current Report on Form 8-K filed on October 14, 2009

10.9	**	Form of Stock Option Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended February 28, 2010 filed on April 8, 2010

10.10		Reserved	Reserved

10.11	**	Amended and Restated 2004 Stock Incentive Plan	Exhibit A to Definitive Proxy Statement on Schedule 14A filed on September 19, 2011

10.12	**	Form of Restricted Stock Agreement for Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K filed on February 17, 2012

10.13	**	Form of Restricted Stock Unit Agreement for Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.30 to the Annual Report on Form 10-K for the year ended November 30, 2011 filed on February 28, 2012

10.14		Agreement by and among Joe's Jeans Inc., Joe's Jeans Subsidiary, Inc. and Joseph M. Dahan	Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2013

10.15		Amendment to Factoring Agreement, dated as of June 28, 2013 by and between Joe's Jeans Subsidiary, Inc. and The CIT Group/Commercial Services, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2013

Exhibit Number	Description	Document if Incorporated by Reference
10.16	Registration Rights Agreement, dated as of September 30, 2013, by and among Joe's Jeans Inc. and the investors named therein.	Exhibit 10.1 to Current Report on Form 8-K filed on October 4, 2013

10.17	Revolving Credit Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, The CIT Group/Commercial Services, Inc., as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto	Exhibit 10.3 to Current Report on Form 8-K filed on October 4, 2013

10.18	Term Loan Credit Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto	Exhibit 10.4 to Current Report on Form 8-K filed on October 4, 2013

10.19	Earnout Subordination Agreement, dated as of September 30, 2013, by and among Mr. Joseph M. Dahan, The CIT Group/Commercial Services, Inc., as agent under the Revolving Facility, Garrison Loan Agency Services LLC, as agent under the Term Loan Facility and the loan parties party thereto	Exhibit 10.5 to Current Report on Form 8-K filed on October 4, 2013

10.20	Amended and Restated Factoring Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc., Hudson Clothing, LLC, and The CIT Group/Commercial Services Inc.	Exhibit 10.6 to Current Report on Form 8-K filed on October 4, 2013

10.21	Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto and Garrison Loan Agency Services LLC, as administrative agent and collateral agent	Exhibit 10.7 to Current Report on Form 8-K filed on October 4, 2013

Exhibit Number		Description	Document if Incorporated by Reference
10.22		Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent	Exhibit 10.8 to Current Report on Form 8-K filed on October 4, 2013

10.23	**	Employment Agreement, dated as of July 15, 2013, by and between Joe's Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim	Exhibit 10.9 to Current Report on Form 8-K filed on October 4, 2013

10.24	**	Non-Competition Agreement, dated as July 15, 2013, by and among Joe's Jeans, Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.10 to Current Report on Form 8-K filed on October 4, 2013

10.25		First Amendment to Gross Lease Agreement by and between Mass Transit Properties, LLC and Joe's Jeans Inc. dated August 23, 2013	Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2013

10.26		Omnibus Amendment No. 1 to Revolving Credit Agreement and Guarantee and Collateral Agreement, dated as of December 20, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent	Exhibit 10.3 to Current Report on Form 8-K filed on December 23, 2013

10.27	**	Consulting Agreement, effective as of January 19, 2015 by and between the Company and Marc B. Crossman	Exhibit 10.1 to Current Report on Form 8-K filed on January 23, 2015

10.28		Forbearance and Amendment No. 3 to Revolving Credit Agreement, dated as of June 26, 2015, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent, and the lenders party thereto	Exhibit 10.5 to the Current Report on Form 8-K filed on July 1, 2015

Exhibit Number		Description	Document if Incorporated by Reference
10.29		Forbearance Agreement, dated as of June 26, 2015, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, Garrison Loan Agency Services LLC, as administrative agent, and collateral agent, and the lenders party thereto	Exhibit 10.6 to the Current Report on Form 8-K filed on July 1, 2015

10.30	**	Employment Agreement by and between Joe's Jeans Inc. and Hamish Sandhu dated July 2, 2015	Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2015

10.31		Amendment No. 2 to Revolving Credit Agreement, dated as of April 23, 2015, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent	Exhibit 10.2 to the Current Report on Form 8-K filed on April 29, 2015

10.32		Stock Purchase Agreement, dated as of September 8, 2015, by and between TCP Denim, LLC and Joe's Jeans Inc.	Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-4/A filed on December 7, 2015 (Registration No. 333-207777)

10.33		Rollover Agreement, dated as of September 8, 2015, by and among Joe's Jeans Inc. and the noteholders party thereto.	Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S-4/A filed on December 7, 2015 (Registration No. 333-207777)

10.34		Registration Rights Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and the investors named therein..	Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2016

10.35	**	Employment Agreement, dated as of September 8, 2015, by and among Joe's Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim.	Exhibit 10.4 to the Current Report on Form 8-K filed on September 9, 2015

10.36	**	Non-Competition Agreement, dated as of September 8, 2015, by and among Joe's Jeans Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.5 to the Current Report on Form 8-K filed on September 9, 2015

10.37		Voting Agreement, dated as of September 8, 2015, by and among Joe's Jeans Inc., RG Parent, LLC and Joseph M. Dahan	Exhibit 10.6 to the Current Report on Form 8-K filed on September 9, 2015

Exhibit Number		Description	Document if Incorporated by Reference
10.38	**	Separation Agreement and Mutual Limited Release, dated as of September 8, 2015, by and between Joe's Jeans Inc. and Joseph M. Dahan.	Exhibit 10.7 to the Current Report on Form 8-K filed on September 9, 2015

10.39		Amended and Restated Revolving Credit Agreement, dated as of September 11, 2015, by and among Hudson Clothing, LLC, Joe's Jeans Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto and The CIT Group/Commercial Services, Inc., as administrative and collateral agent.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2015

10.40		Amendment No. 1 to Revolving Credit Agreement, dated as of December 29, 2015, by and among Hudson Clothing, LLC, Joe's Jeans Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto and The CIT Group/Commercial Services, Inc., as administrative and collateral agent (filed herewith).	Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2015

10.41		Reassignment and Termination Agreement, dated as of September 11, 2015, by and among The CIT Group/Commercial Services, Inc., Joe's Jeans Subsidiary Inc., Hudson Clothing, LLC and GBG USA Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on September 11, 2015

10.42		Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, and Wells Fargo Bank, National Association, as lender.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 29, 2016

10.43		Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent.	Exhibit 10.3 to the Current Report on Form 8-K filed on January 29, 2016

10.44	**	Employment Agreement, dated as of January 28, 2016, by and between the Differential Brands Group Inc. and Michael Buckley.	Filed herewith

Exhibit Number	Description	Document if Incorporated by Reference
10.45	Lease Agreement, dated March 12, 2012, by and between The East Los Angeles Community Union and Hudson Clothing LLC, as amended.	Filed herewith

10.46	Amended and Restated Deferred Purchase Factoring Agreement, dated January 28, 2016, by and among The CIT Group/Commercial Services, Inc., Robert Graham Designs, LLC, and Hudson Clothing Holdings, Inc.	Filed herewith

14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm Moss Adams LLP	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith

24.1	Power of Attorney (included on signature page)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Document if Incorporated by Reference
101.1	The following materials from Differential Brands Group Inc.'s Annual Report on Form 10-K for the year ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at November 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2015, 2014 and 2013, (iii) Consolidated Statements of Stockholders' Equity for the years ended November 30, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2015, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements	Filed herewith

*
Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any such exhibit or schedule, or any section thereof, to the Securities and Exchange Commission upon request.

**
Management contracts and compensatory arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Differential Brands Group Inc. and Subsidiaries

Index to Consolidated Financial Statements

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Differential Brands Group Inc. and Subsidiaries (formerly Joe's Jeans Inc. and Subsidiaries)

        We have audited the accompanying consolidated balance sheet of Differential Brands Group Inc. and subsidiaries (the "Company") as of November 30, 2015 and 2014, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the two years ended November 30, 2015 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Differential Brands Group Inc. and subsidiaries as of November 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the financial statement schedule for the two years ended November 30, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Moss Adams LLP

Los Angeles, California
February 29, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Differential Brands Group Inc. and Subsidiaries (formerly Joe's Jeans Inc. and Subsidiaries)

        We have audited the accompanying consolidated statement of comprehensive loss, stockholders' equity, and cash flows for the year ended November 30, 2013 of Joe's Jeans Inc. and subsidiaries, (the "Company"). Our audit also included the financial statement schedule for the year ended November 30, 2013 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended November 30, 2013 of Joe's Jeans Inc. and subsidiaries, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended November 30, 2013, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
February 13, 2014 (except for the effects of the discontinued
operations discussed in Note 1 and Note 4, as to which the
date is November 2, 2015)

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2015	November 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,937	$1,054
Accounts receivable, net	526	1,279
Factor accounts receivable, net	7,741	11,105
Inventories, net	12,919	25,354
Deferred income taxes, net	1,322	6,065
Prepaid expenses and other current assets	563	1,212
Current portion of assets held for sale	—	57,050

Total current assets	25,008	103,119
Property and equipment, net	381	2,897
Goodwill	8,394	8,394
Intangible assets	42,037	56,773
Deferred financing costs	—	1,611
Other assets	438	958
Assets held for sale, net of current portion	—	30,197

Total assets	$76,258	$203,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,101	$11,651
Income taxes payable	2,812	—
Line of credit	4,235	31,338
Short term debt	—	59,003
Buy-out payable-short term	1,668	3,277
Current liabilities held for sale	—	11,680

Total current liabilities	24,816	116,949
Convertible notes	27,469	24,733
Deferred income taxes, net	11,131	17,765
Deferred rent	1,738	1,579
Other liabilities	81	643
Long—term liabilities held for sale	—	1,283

Total liabilities	65,235	162,952
Commitments and contingencies
Stockholders' equity
Common stock, $0.10 par value: 100,000 shares authorized, 70,917 shares issued and 70,083 outstanding (2015) and 69,822 shares issued and 69,297 outstanding (2014)	7,094	6,984
Additional paid-in capital	113,371	111,010
Accumulated deficit	(106,007)	(73,679)
Treasury stock, 834 shares (2015), 524 shares (2014)	(3,435)	(3,318)

Total stockholders' equity	11,023	40,997

Total liabilities and stockholders' equity	$76,258	$203,949

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year ended
	November 30, 2015	November 30, 2014	November 30, 2013
Net sales	$80,199	$84,225	$28,417
Cost of goods sold	47,920	44,502	14,451

Gross profit	32,279	39,723	13,966

Operating expenses
Selling, general and administrative	48,228	42,329	21,956
Impairment of goodwill	—	23,585	—
Impairment of intangibles	12,400	—	—
Depreciation and amortization	3,208	3,637	1,319
Retail stores impairment	1,732	840	—

	65,568	70,391	23,275

Operating loss from continuing operations	(33,289)	(30,668)	(9,309)
Interest expense, net	6,621	5,141	1,032
Other (income) expense	—	(2,268)	209

Loss from continuing operations, before income tax benefit	(39,910)	(33,541)	(10,550)
Income tax benefit	(2,554)	(5,059)	(3,134)

Loss from continuing operations	(37,356)	(28,482)	(7,416)
Income from discontinued operations, net of tax	5,028	766	102

Net loss and comprehensive loss	$(32,328)	$(27,716)	$(7,314)

Earnings (loss) per common share—basic
Loss from continuing operations	(0.54)	(0.42)	(0.11)
Earnings from discontinued operations	0.07	0.01	0.00

Loss per common share—basic	$(0.47)	$(0.41)	$(0.11)

Earnings (loss) per common share—diluted
Loss from continuing operations	(0.54)	(0.42)	(0.11)
Earnings from discontinued operations	0.07	0.01	0.00

Loss per common share—diluted	$(0.47)	$(0.41)	$(0.11)

Weighted average shares outstanding
Basic	69,444	68,226	67,163
Diluted	69,444	68,226	67,163

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance, November 30, 2012	67,294	$6,732	$106,747	$(38,649)	$(3,091)	$71,739
Net loss and comprehensive loss	—	—	—	(7,314)	—	(7,314)
Stock-based compensation, net of withholding taxes	—	—	1,127	—	—	1,127
Exercise of stock options	22	2	25	—	—	27
Issuance of restricted common stock	1,562	156	(156)	—	—	—
Excess tax benefit on stock-based compensation	—	—	190	—	—	190

Balance, November 30, 2013	68,878	6,890	107,933	(45,963)	(3,091)	65,769
Net loss and comprehensive loss	—	—	—	(27,716)	—	(27,716)
Embedded conversion feature net of taxes	—	—	2,109	—	—	2,109
Stock repurchase	—	—	—	—	(227)	(227)
Stock-based compensation, net of withholding taxes	—	—	941	—	—	941
Issuance of restricted common stock	944	94	(94)	—	—	—
Excess tax benefit on stock-based compensation	—	—	121	—	—	121

Balance, November 30, 2014	69,822	6,984	111,010	(73,679)	(3,318)	40,997
Net loss and comprehensive loss	—	—	—	(32,328)	—	(32,328)
Stock repurchase	—	—	—	—	(117)	(117)
Stock-based compensation, net of withholding taxes	—	—	1,175	—	—	1,175
Issuance of restricted common stock	1,095	110	(110)	—	—	—
Excess tax benefit on stock-based compensation	—	—	1,296	—	—	1,296

Balance, November 30, 2015	70,917	$7,094	$113,371	$(106,007)	$(3,435)	$11,023

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2015	November 30, 2014	November 30, 2013
Loss from continuing operations	$(37,356)	$(28,482)	$(7,416)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,208	3,637	1,319
Change in fair value of embedded conversion derivative	—	(2,270)	204
Impairment of goodwill	—	23,585	—
Impairment of intangibles	12,400	—	—
Retail stores impairment	1,732	840	—
Amortization of deferred financing costs	1,511	420	70
Amortization of convertible notes discount	1,836	1,646	257
Amortization of term loan discount	922	238	40
PIK interest on convertible note discount	900	875	—
Stock-based compensation	1,261	1,284	1,687
Excess tax benefit on stock-based compensation	1,296	121	190
Provision for non-factored customer credits and doubtful accounts	122	561	12
Decrease in deferred taxes	(1,891)	(4,294)	153
Other liabilities	(562)	393	—
Changes in operating assets and liabilities:
Accounts receivable	631	1,579	(2,129)
Factored accounts receivable	3,364	2,639	62
Inventories	12,435	(2,603)	1,015
Prepaid expenses and other assets	1,269	1,284	991
Accounts payable and accrued expenses	4,450	(4,891)	2,048
Income tax payable	2,812	—	—
Buy-out note payable	(1,609)	(3,025)	6,302
Due to/from related parties	—	—	(195)
Deferred rent	159	340	410

Net cash provided by (used in) continuing operations	8,890	(6,123)	5,020
Net cash provided by (used in) discontinued operations	(291)	(4,210)	2,962

Net cash provided by (used in) operating activities	8,599	(10,333)	7,982
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Joes Business	80,000	—	—
Purchase of Hudson Clothing, Inc.,net of cash acquired	—	(418)	(65,218)
Purchases of property and equipment	(123)	(341)	(1,480)

Net cash used in continuing investing activities	79,877	(759)	(66,698)
Net cash used in discontinued investing activities	(362)	(424)	(655)

Net cash used in investing activities	79,515	(1,183)	(67,353)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on factor borrowing, net	—	—	(7,411)
Payment of deferred financing costs	—	—	(3,051)
Proceeds from (payment of) line of credit, net	(27,756)	9,031	32
Payment of promissory note	—	(1,235)	—
Proceeds from term loan	—	—	60,000
Payment of term loan	(59,925)	(75)	—
Exercise of stock options	—	—	27
Purchase of treasury stock	(117)	(227)	—
Payment of taxes on restricted stock units	(86)	(343)	(560)

Net cash provided by (used in) continuing financing activities	(87,884)	7,151	49,037
Net cash provided by (used in) discontinued financing activities	653	4,634	(2,307)

Net cash provided by (used in) financing activities	(87,231)	11,785	46,730
NET CHANGE IN CASH AND CASH EQUIVALENTS	883	269	(12,641)
CASH AND CASH EQUIVALENTS, at beginning of year	1,054	785	13,426

CASH AND CASH EQUIVALENTS, at end of year	$1,937	$1,054	$785

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        As of November 30, 2015, our principal business activity involved the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Hudson®. Before the Asset Sale (defined below), our principal business activity also included the design, development and worldwide marketing or apparel products bearing the brand Joe's®. For fiscal 2015, our primary operating subsidiaries were Joe's Jeans Subsidiary, Inc., or Joe's Jeans Subsidiary (which has changed its name to DBG Subsidiary Inc. in connection with the Merger (defined below)), and Hudson Clothing, LLC, or Hudson. In addition, we have other subsidiaries, including Joe's Jeans Retail Subsidiary, Inc. (which changed its name to DBG Holdings Subsidiary Inc. in connection with the Merger (defined below)), Innovo West Sales, Inc., Hudson Clothing Holdings, Inc. and HC Acquisition Holding, Inc. All significant inter company transactions have been eliminated. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition. On September 11, 2015, we completed the sale of certain of our operating and intellectual property assets related to the Joe's® brand and business to two separate purchasers for an aggregate purchase price of $80 million (the "Asset Sale"), the proceeds of which were used to repay all of our indebtedness outstanding under our term loan credit agreement (the "Garrison Term Loan Credit Agreement") with Garrison Loan Agency Service LLC ("Garrison") and a portion of our indebtedness outstanding under our revolving credit agreement (the "CIT Revolving Credit Agreement") with CIT Commercial Services, Inc., a unit of CIT Group ("CIT"). As a result of the Asset Sale, we reported the operating results of our Joe's business in "Income from discontinued operations, net of tax" in our condensed consolidated statements of net loss and comprehensive loss for all periods presented. In addition, the assets and liabilities associated with our Joe's business are reported as held for sale (discontinued operations), in the condensed consolidated balance sheet at November 30, 2014. (see "Note 4—Discontinued Operations"). Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect our continuing operations.

        Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. As of November 30, 2015, our Wholesale segment was comprised of sales of Hudson® products to retailers, specialty stores and international distributors, includes revenue from licensing agreements and records expenses from sales, trade shows, distribution, product samples and customer service departments. As of November 30, 2015, our Retail segment was comprised of sales to consumers through ten of our Joe's branded full price retail stores, 11 outlet stores and through our online retail site at www.hudsonjeans.com. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands. Sales of our Joe's® and else™ products for our wholesale segment and for those retail stores being transferred pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and between us and GBG USA Inc., a Delaware corporation ("Operating Assets Purchaser") (the "Operating Asset Purchase Agreement"), are presented as discontinued operations in our condensed consolidated financial statements for all periods presented. Our fiscal year end was November 30 for all periods presented. Each fiscal year, as presented, is 52 weeks.

        See "Note 2—Subsequent Events" for a discussion of additional changes to our business, including our fiscal year end and Reverse Stock Split (as defined below).

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Subsequent Events

Merger and Related Transactions

        On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of RG Parent LLC, ("RG"), as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the "Merger Agreement"), by and among RG, JJ Merger Sub LLC, our wholly-owned subsidiary ("Merger Sub") and us, for an aggregate of $81.0 million in cash and 8,870,968 shares of our common stock (after giving effect to the Reverse Stock Split (as defined below)). Pursuant to the Merger Agreement, among other things, Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly-owned subsidiary (the "Merger"). RG is engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham®.

        In connection with the Merger, we changed our fiscal year end to December 31st and will report our results after the effective date of the Merger with RG as the accounting acquirer. RG was determined to be the accounting acquirer as a result of RG members owning a majority of our issued and outstanding equity after the Merger.

        Effective upon consummation of the Merger, we changed our name to Differential Brands Group Inc. and effected a reverse stock split (the "Reverse Stock Split") of our issued and outstanding common stock such that each thirty shares of our issued and outstanding common stock was reclassified into one share of our issued and outstanding common stock. The Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC ("NASDAQ"). There have been no adjustments to our financial statements to reflect the Reverse Stock Split.

        In connection with the Merger, on January 28, 2016, we completed issuance and sale of an aggregate of fifty thousand (50,000) shares of our preferred stock designated as "Series A Convertible Preferred Stock" (the "Series A Preferred Stock"), for an aggregate purchase price of $50 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the "Stock Purchase Agreement"), by and between us and TCP Denim, LLC (the "Series A Purchaser").

        We used the proceeds from the Stock Purchase Agreement and the debt financing provided by the credit facilities under the New Credit Agreements (as defined below) to, among other things, consummate the Merger and the transactions contemplated by the Merger Agreement.

        Also in connection with the completion of Merger, on January 28, 2016, we completed the exchange of our outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of modified convertible notes (the "Modified Convertible Notes"), as contemplated by the rollover agreement, dated September 8, 2015 (the "Rollover Agreement"), between us and the holders of our convertible notes.

        As of the closing of the Asset Sale, we retained and operated 32 Joe's® brand retail stores. Pursuant to the terms of the Operating Asset Purchase Agreement, we transferred 18 Joe's® brand retail stores to the Operating Assets Purchaser on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe's® brand retail stores were closed.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Subsequent Events (Continued)

New Credit Agreements

        On January 28, 2016 (the "Closing Date"), all outstanding loans under the CIT Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (the "ABL Credit Agreement") with Wells Fargo Bank, National Association, as lender, and (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (the "Term Credit Agreement", and together with the ABL Credit Agreement, the "New Credit Agreements").

        The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the "Revolving Facility") with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the "Term Facility", and together with the Revolving Facility, the "Credit Facilities") in an aggregate principal amount of $50 million. The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility will be based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.

        Certain of our domestic subsidiaries are co-borrowers under the New Credit Agreements. The obligations under the New Credit Agreements are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

        There are no scheduled payments under the Revolving Facility. The Term Facility is subject to quarterly payments of principal as follows: (i) 0.25% for each of the first four fiscal quarters; (ii) 0.625% for each of the four fiscal quarters thereafter; (iii) 1.25% for each of the next following four fiscal quarters; (iv) 1.875% for each of the next following four fiscal quarters; and (v) 2.50% for each fiscal quarter thereafter, with the balance payable at maturity.

        The Term Facility includes mandatory prepayments customary for credit facilities of its nature, including, subject to certain exceptions: (i) 100% of the net cash proceeds from issuances of debt that is not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow of 50% or 25% depending on our senior leverage ratio. Outstanding loans under the Term Facility may be prepaid at any time at our option subject to customary "breakage" costs with respect to LIBO rate loans. Subject to certain exceptions, prepayments of loans under the Term Facility are subject to a prepayment premium of (i) 2.00% during the first year after the Closing Date and (ii) 1.00% during the second year after the Closing Date. The Revolving Facility is required to be prepaid to the extent extensions of credit thereunder exceed the applicable borrowing base. Outstanding loans under the Revolving Facility may be prepaid at any time at our option without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans.

        The ABL Credit Agreement provides that, subject to customary conditions, we, and certain of our subsidiaries that are borrowers, may seek to obtain incremental commitments under the Revolving Facility in an aggregate amount not to exceed $10 million. The Term Credit Agreement provides that, subject to customary conditions, we, and certain of our subsidiaries that are borrowers, may seek to obtain incremental term loans under the Term Facility in an aggregate amount not to exceed

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Subsequent Events (Continued)

$50 million. We do not currently have any commitments for such incremental loans under either Facility.

        Borrowings under the New Credit Agreements will bear interest at a rate equal to either, at our option, an adjusted base rate or the LIBO rate (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varies based on our senior leverage ratio) range from 8.00% to 6.00% for base rate loans and 9.00% to 7.00% for LIBO rate loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBO rate loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility will be payable monthly in arrears.

        The New Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our ability, along with our subsidiaries', to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly (beginning with the second fiscal quarter ending after the Closing Date), consisting of a maximum senior leverage ratio, a maximum net senior rent adjusted leverage ratio and a minimum fixed charge coverage ratio. The ABL Credit Agreement requires us to comply with a minimum fixed charge coverage ratio to be tested monthly if excess availability under the Revolving Facility is less than 10% of the lesser of the commitments under the Revolving Facility and the borrowing base or during specified events of defaults. If an event of default under a Credit Agreement occurs and continues, the commitments may be terminated and the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable.

        In addition, the Amended and Restated Factoring Agreement (as discussed in Note 5 below) was amended, superseded replaced in its entirety by the Amended and Restated Deferred Purchase Factoring Agreement with CIT, Robert Graham Designs, LLC and Hudson (the "A&R Factoring Agreement"). The A&R Factoring Agreement is substantially similar to the Amended and Restated Factoring Agreement with the exception of the fees. Under the A&R Factoring Agreement, we pay a factoring rate of (i) 0.20 percent for certain major department store accounts, (ii) 0.40 percent for all other accounts for which CIT bears the credit risk, subject to discretionary surcharges, and (iii) 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The A&R Factoring Agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The A&R Factoring Agreement may be terminated by us upon 60 days' written notice prior to December 31, 2020 or annually with 60 days' written notice prior to December 31st of each year thereafter.

3. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet sites known as www.joesjeans.com and www.hudsonjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E- commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of "Deferred Licensing Revenue" on the Consolidated Balance Sheets. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. There were no advanced payments under our licensing agreements during our fiscal year ended November 30, 2013 and 2015. For our fiscal year ended November 30, 2014, we received $60,000 in advanced payments under our intimates' license agreement.

Accounts Receivable, Due To Factor and Allowance for Customer Credits and Doubtful Allowances

        We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources). A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Amounts are charged off against the reserve once it is established that amounts are not likely to be collected. We recognize reserves for charge-backs based on our historical collection experience. See "Notes to Consolidated Financial Statements—Note 5—Factored Accounts and Receivables" for further discussion.

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

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

Deferred Financing Costs

        Deferred financing costs are amortized using the straight-line method over the term of the related agreements (five years) and recorded as a component of interest expense in the accompanying consolidated statement of comprehensive loss. During fiscal year 2015, we accelerated the amortization of deferred financing costs due to a new line of credit with CIT and a change in our borrowing capacity. Amortization of deferred financing costs included in interest expense was approximately $1,511,000, $420,000 and $70,000 for the year ended November 30, 2015, 2014 and 2013.

Costs of Goods Sold

        Costs of goods sold include product cost, freight in, freight out, inventory reserves, inventory markdowns and other various charges.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expenses, stock based compensation expenses, facilities, fulfillment and distribution costs, bad debt expenses and write down of other assets.

Earnings Per Share

        Basic earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock and restricted stock units using the treasury stock method. Dilutive common stock equivalent shares issuable upon conversion of the convertible notes are calculated using the if-converted method. EPS has been adjusted to reflect the Reverse Stock Split.

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

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $2,928,000, $4,121,000 and $824,000 for fiscal 2015, 2014 and 2013, respectively.

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

        The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. We consider historical trends, expected future business trends and other factors when estimating each store's future cash flow. We also consider factors such as: the local environment for each store location, including mall traffic and competition; our ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in Note 10. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to our results of operations.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

        During fiscal 2015 and 2014, we recorded store impairment charges of $1,732,000 and $840,000, respectively, related to our retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores. There was no impairment recorded for our retail stores during fiscal 2013.

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

        Our annual impairment testing date is September 30 of each year or when circumstances indicate their carrying value may not be recoverable. As part of our annual testing for fiscal 2015, we determined that the carrying value of our Hudson trademark may not be recoverable and therefore, we impaired the Hudson trademark by $12,400,000. We determined that there was no impairment of our goodwill.

        For fiscal 2014, based on our under-performance in the fourth quarter of fiscal 2014, we determined that it was appropriate to perform our impairment testing as of November 30, 2014. Based on our testing we determined that the goodwill allocated to our Hudson wholesale reporting unit was impaired by $23,585,000, and there was no impairment of our other indefinite-lived intangible assets. For fiscal 2013, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

Cash Equivalents

        We consider all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

Concentration of Risk

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

        We do not require collateral for trade accounts receivable. However, we sell a portion of our accounts receivable to CIT on a non-recourse basis. In that instance, we are no longer at risk if the customer fails to pay. However, for accounts receivable that are not sold to CIT or sold on a recourse basis, we continue to be at risk if these customers fail to pay. We provide an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis. The net carrying value approximates the fair value for these assets. Such losses have historically been within management's expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

        For fiscal 2015, 2014 and 2013, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	2015	2014	2013
Nordstrom, Inc.	34.0%	39.6%	25.0%
Macy's Inc.	14.9%	9.8%	14.0%

        Our 10 largest customers and customer groups accounted for approximately 72 percent of our net sales during fiscal 2015. In addition, our international sales were $4,083,000, $5,700,000 and $1,472,000 in fiscal 2015, 2014 and 2013, respectively. In addition, we utilize two manufacturing contractors, Top Jeans in Mexico and Atomic Denim in the United States, for our Hudson® products. Purchases from these two manufacturing contractors accounted for approximately 22 percent of our Hudson® purchases for fiscal 2015.

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

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

Discontinued Operations

        In accordance with the provisions of ASC 205-20, the results of operations of a component of an entity that has either been disposed of or is classified as held for sale is required to be reported as discontinued operations in the consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of an entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The accompanying consolidated financial statements reflect the results of operations and financial position of our "Joe's Business" as discontinued operations.

Other Recently Issued Financial Accounting Standards

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

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. ASU 2015-17 is effective for us beginning January 1, 2017. Adoption of ASU 2015-17 is not expected to have a material effect on our results of operations, financial position or cash flows.

4. Discontinued Operations

        On September 11, 2015, we completed the Asset Sale related to the Joe's Business. See "Note 1—Business Description and Basis of Presentation " for a further discussion of the Asset Sale. Accordingly, the Joe's Business was classified as "held for sale" and its results of operations are presented as discontinued operations in the accompanying consolidated statements of net loss and comprehensive loss for all periods presented. The assets and liabilities of the discontinued operations have been reclassified as assets and liabilities held for sale within our consolidated balance sheet at November 30, 2014.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

        The operating results of discontinued operations for fiscal 2015, 2014 and 2013 are as follows (in thousands):

	Year ended
	November 30, 2015	November 30, 2014	November 30, 2013
Net sales	$75,342	$104,530	$111,766

Income from discontinued operations (including fiscal year 2015 gain on disposal of $15,369) before provision for income taxes	9,690	1,195	4,719
Income tax expense	4,662	429	4,617

Income from discontinued operations	$5,028	$766	$102

        The components of major assets and liabilities held for sale at November 30, 2014 were as follows (in thousands):

November 30, 2014
ASSETS:
Current assets:
Accounts receivable, net	$1,309
Factored accounts receivable, net	19,316
Inventories, net	35,965
Prepaid expenses and other current assets	460

Total Current assets	57,050

Noncurrent assets:
Property and equipment, net	2,143
Goodwill	3,836
Intangible assets	24,000
Other assets	218

Total Noncurrent assets	30,197

Assets held for sale	$87,247

LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$11,680

Total Current liabilities	11,680

Noncurrent liabilities:
Deferred rent	1,283

Total Noncurrent liabilities	1,283

Liabilities held for sale	$12,963

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Factored Accounts and Receivables.

        Factored accounts and receivables consisted of the following (in thousands):

	November 30, 2015	November 30, 2014
Non-recourse receivables assigned to factor	$11,474	$14,314
Client recourse receivables	34	1,919

Total receivables assigned to factor	11,508	16,233
Allowance for customer credits	(3,767)	(5,128)

Factor accounts receivable, net of allowance	$7,741	$11,105

Non-factored accounts receivable	$1,492	$2,123
Allowance for customer credits	(584)	(766)
Allowance for doubtful accounts	(382)	(78)

Accounts receivable, net of allowance	$526	$1,279

        Of the total amount of receivables sold by us as of November 30, 2015 and November 30, 2014, we hold the risk of payment of $34,000 and $1,919,000, respectively, in the event of non-payment by the customers.

        On September 30, 2013, we entered into an amended and restated factoring agreement, or the Amended and Restated Factoring Agreement, with CIT, which replaces all prior agreements relating to factoring and inventory security. The Amended and Restated Factoring Agreement provides that we sell and assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. We pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The Amended and Restated Factoring Agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to September 30, 2018 or annually with 60 days' written notice prior to September 30th of each year thereafter. The Amended and Restated Factoring Agreement remains effective until it is terminated. As of November 30, 2015, our cash balance was $1,937,000 and our cash availability with CIT was approximately $3,163,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf for the receivables sold.

        In November 2014, we received an initial notice of default and event of default and demand for payment of default interest from Garrison, as term loan agent, under the term loan facility entered into on September 30, 2013. As a result of the event of default under the Garrison Term Loan Credit Agreement, this also triggered a default and an event of default under the terms of the CIT Revolving Credit Agreement. On February 10, 2015, we received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT. In September 2015, we paid the Garrison Term Loan Agreement in full and entered into the CIT Amended and Restated Revolving Credit Agreement. In January 2016, we paid the CIT Amended and Restated Revolving Credit Agreement in full and entered into the A&R Factoring Agreement, as discussed in Note 2 above.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories, Net

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	November 30, 2015	November 30, 2014
Finished goods	$8,733	$15,478
Finished goods consigned to others	594	531
Work in progress	2,761	3,157
Raw materials	2,033	6,778

	14,121	25,944
Less allowance for obsolescence and slow moving items	(1,202)	(590)

	$12,919	$25,354

7. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful lives (years)	November 30, 2015	November 30, 2014
Computer and equipment	3 - 7	$1,310	$1,726
Furniture and fixtures	3 - 7	552	1,759
Leasehold improvements	5 - 10	308	2,713

		2,170	6,198
Less accumulated depreciation		(1,789)	(3,301)

Net property and equipment		$381	$2,897

        Depreciation expenses aggregated $871,000, $1,300,000 and $929,000 for fiscal 2015, 2014 and 2013, respectively.

8. Intangible Assets

        Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with definite lives is provided for over their estimated useful lives. The life of the trade names is indefinite. Intangible assets consisted of the following (in thousands):

	Amortization Period	Gross Amount	Impairment	Accumulated Amortization	Net Amount
Trade names	Indefinite	$44,400	$12,400	$—	$32,000
Designs	6 Years	12,400	—	4,478	7,922
Customer relationships	10 Years	2,700	—	585	2,115

Total		$59,500	$12,400	$5,063	$42,037

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets (Continued)

        Amortization expense related to the intangible assets amounted to approximately $2,337,000 for the year ended November 30, 2015, $2,337,000 for the year ended November 30, 2014 and $390,000 for the year ended November 30, 2013.

        Estimated amortization expense for the next five years is as follows (in thousands) at November 30, 2015:

2016	$2,337
2017	2,337
2018	2,337
2019	1,992
2020	270
Thereafter	764

Total	$10,037

9. Debt

        The five-year payment schedule of our term debt and convertible notes is as follows (in thousands):

	Payments due by period (in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Long term debt	$—	$—	$—	$—	$—	$—	$—
Convertible notes	34,220	—	—	—	34,220	—	—

	$34,220	$0	$—	$—	$34,220	$—	$—

Convertible Notes

        We issued convertible notes in connection with the acquisition of Hudson with different interest rates and conversion features for Hudson's management stockholders and Fireman, respectively. In connection with the Merger with RG, we exchanged the outstanding convertible notes for a combination of stock, cash and Modified Convertible Notes. See "Note 2—Subsequent Events" for a further discussion of the Modified Convertible Notes. Interest on the convertible notes was paid in a combination of cash and additional paid in kind notes, or PIK notes. All of the convertible notes were structurally and contractually subordinated to our senior debt and matured on March 31, 2019. The face amount of the notes were $22,885,000 for Hudson management and $9,560,000 for Fireman. All of the notes were expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility (as discussed below).

        The management notes accrued interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which was payable 7.68 percent in cash and 2.32 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1,

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount would be paid in full at a rate of 10.928 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date was subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continued to accrue quarterly at a rate of 10 percent per annum, which was payable 7.68 percent in cash and 2.32 percent in PIK notes. In addition, because we were prohibited from making any payments under the subordinated convertible notes, as of January 1, 2015, we began to accrue an additional two percent interest under the default rate in cash. The management notes became convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

        The Fireman note accrued interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which was payable 3 percent in cash and 3.5 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount would be paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date was subject to satisfaction of certain financial conditions for us. As of December 1, 2014, we did not meet such financial conditions, and therefore, the interest continued to accrue quarterly at a rate of 6.5 percent per annum, which was payable 3 percent in cash and 3.5 percent in PIK notes. In addition, because we were prohibited from making any payments under the subordinated convertible notes, as of January 1, 2015, we began to accrue an additional two and a half percent interest under the default rate in cash. The Fireman note became convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, with the settlement choice at our election.

        Each of the notes were convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 19,200,000 shares of our common stock. The Fireman note could be converted at its sole election and the management notes may be converted at either a majority of the holders' election or individually, depending on the holder. If the we elected to pay cash with respect to a conversion of the notes, the amount of cash to be paid per share would have been equal to (a) the number of shares of common stock issuable upon such conversion multiplied by (b) the average of the closing prices for the common stock over the 20 trading day period immediately preceding the notice of conversion. We had the right to prepay all or any portion of the principal amount of the notes at any time by paying 103 percent of the principal amount of the portion of any management note subject to prepayment or 100 percent of the principal amount of the portion of the Fireman note subject to prepayment.

        The holders of the convertible notes also had demand and piggyback registration rights associated with their notes in a separate agreement pursuant to which they have the right to require us to prepare and file a registration statement on Form S-1 or S-3 or any similar form or successor to such forms under the Securities Act, or any other appropriate form under the Securities Act or the Exchange Act, for the resale of all or part of their shares that may be issued under the convertible notes.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

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

        The following table (in thousands) is a summary of the recorded value of the convertible note as of November 30, 2015. The value of the convertible note reflects the present value of the contractual cash flows from the convertible notes and resulted in an original issue discount of $10,490,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Convertible notes—Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)

Convertible notes recorded value on issue date	21,955
Accretion of debt discounts for 14 months ended November 30, 2015	3,739
PIK Interest paid October 1, 2013 - November 30, 2015	1,775

Convertible notes value	27,469
Plus: Embedded derivative liability—fair market value	—

Debt as of November 30, 2015	$27,469

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

        The following table (in thousands) is a summary of our total interest expense as follows:

	Year ended
	November 30, 2015	November 30, 2014	November 29, 2013
Contractual coupon interest	$4,421	$11,523	$2,195
Amortization of discount and deferred financing costs	2,200	2,304	367

Total interest expense	$6,621	$13,827	$2,562

Promissory Notes

        In connection with the acquisition, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest that were paid on April 1, 2014 to certain option holders of Hudson.

CIT Revolving Credit Agreement

        In connection with the acquisition of Hudson, we entered into a CIT Revolving Credit Agreement that provided us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varied from time to time and was determined by calculating a borrowing base, which was based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT. The revolving facility also provided for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit. Proceeds from advances under the revolving facility were to be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition of Hudson, fees and expenses associated with that acquisition and to repay our existing factor loans. As of November 30, 2015, $4,235,000 was outstanding under our revolving credit facility and cash availability of approximately $3,163,000.

        Until we entered into a forbearance agreement and amendments to the CIT Revolving Credit Agreement and Garrison Term Loan Credit Agreement in June 2015, we were not in compliance with the covenants under the CIT Revolving Credit Agreement as a result of events of default under the Garrison Term Loan Credit Agreement.

        In connection with the Asset Sale, a portion of our indebtedness under the CIT Revolving Credit Agreement was repaid, and on September 11, 2015, we entered into the CIT Amended and Restated Revolving Credit Agreement, which was further amended on December 29, 2015. Among other things, the CIT Amended and Restated Revolving Credit Agreement (i) amended and restated the CIT Revolving Credit Agreement as it had been amended from time to time and (ii) waived the "Existing Defaults" and "Forbearance Defaults" (each as defined under the CIT Forbearance Agreement) and certain other defaults. Pursuant to a separate consent and agreement, CIT and the lenders consented to the Asset Sale.

        The CIT Amended and Restated Revolving Credit Agreement provided for a revolving facility (the "CIT Revolving Facility") with a revolving commitment of up to $10,000,000 (the "CIT Revolving

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

Commitment"). Our actual maximum credit availability under the CIT Revolving Facility varied from time to time and was equal to the lesser of (i) the CIT Revolving Commitment minus an availability block of $2.5 million, or $7.5 million, and (ii) a calculated borrowing base, which was based on the value of the eligible accounts and eligible inventory minus the availability block of $2.5 million minus reserves imposed by the revolving lenders, all as were specified in the CIT Amended and Restated Revolving Credit Agreement. The CIT Revolving Facility provided for swingline loans, up to $1 million sublimit, and letters of credit, up to $1 million sublimit, within such credit availability limits. Proceeds from advances under the CIT Revolving Facility were to be used (i) to pay fees and expenses in connection with the CIT Amended and Restated Revolving Credit Agreement and the Asset Sale and (ii) for working capital needs and general corporate purposes.

        All unpaid loans under the CIT Revolving Facility were to mature on February 8, 2016. We had the right at any time and from time to time to (i) terminate the commitments under the CIT Revolving Facility in full and (ii) prepay any borrowings under the CIT Revolving Facility, in whole or in part, without terminating or reducing the commitment under the CIT Revolving Facility.

        The CIT Revolving Facility was guaranteed by us and all of our subsidiaries and secured by liens on substantially all of our assets. Advances under the CIT Revolving Facility were in the form of either base rate loans or LIBOR rate loans. The interest rate for base rate loans under the CIT Revolving Commitment fluctuated and were equal to (x) the greatest (the "Alternate Base Rate") of (a) JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50%; and (c) the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under "Money Rates" (the "90-Day LIBO Rate") plus 1.0%, in each case, plus (y) 3.50%. The interest rate for LIBOR rate loans under the CIT Revolving Commitment was equal to the 90-Day LIBO Rate per annum plus 4.50%. Interest on the CIT Revolving Facility was payable on the first day of each calendar month and the maturity date. Among other fees, we were required to pay a commitment fee of 0.25% per annum (due quarterly) on the average daily amount of the unused revolving commitment under the CIT Revolving Facility. We also were required to pay fees with respect to any letters of credit issued under the CIT Revolving Facility.

        The CIT Revolving Facility contained usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries' ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets (with the Asset Sale expressly permitted); substantially change the nature of our business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants were subject to certain exceptions as specified in the CIT Amended and Restated Revolving Credit Agreement.

        Additionally, in connection with the Asset Sale, Joe's Sub, Hudson, the Operating Assets Purchaser and CIT entered into the Reassignment and Termination Agreement, pursuant to which, Joe's Sub was terminated as a party to the amended and restated factoring agreement. Subject to the terms and conditions provided in the Reassignment and Termination Agreement, CIT reassigned to Joe's Sub all of its accounts factored with CIT which were outstanding as of the date of the Reassignment and Termination Agreement.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

        On January 28, 2016, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into the New Credit Agreements. See "Note 2—Subsequent Events" for a further discussion of the New Credit Agreements.

  Garrison Term Loan Credit Agreement

        Our indebtedness outstanding under the Garrison Term Loan Credit Agreement was fully repaid with a portion of the proceeds of the Asset Sale. As a result, the Garrison Term Loan Credit Agreement was terminated on September 11, 2015. The Garrison Term Loan Credit Agreement provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013. The term loan proceeds were used to finance a portion of the consideration for the acquisition of Hudson and to pay fees and expenses associated with the acquisition.

        The term loan was to mature on September 30, 2018. We were allowed to prepay the term loan at any time, in whole or in part, subject to the payment of a prepayment fee if we prepay prior to September 30, 2016. The prepayment fee was two percent at the time we repaid the term loan. In addition, while the term loan was outstanding, we were required to make prepayments out of extraordinary receipts, certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee.

        The term loan facility was guaranteed by us and all of our subsidiaries, and was secured by liens on substantially all assets owned by us, including a first- priority lien on intellectual property owned by us and a second-priority lien on the revolving credit priority collateral.

        The interest rate for the term loan fluctuated and was equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest was payable on the first day of each calendar month and the maturity date. In addition, because we were in default under the Garrison Term Loan Credit Agreement, we were paying an additional two percent interest under the default rate. Our average interest rate, including the default rate, was approximately 14 percent.

        The Garrison Term Loan Credit Agreement contained usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries' ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants were subject to certain exceptions as specified in the Garrison Term Loan Credit Agreement.

        In addition, the Garrison Term Loan Credit Agreement also required us to maintain certain financial covenants. Until we entered into a forbearance agreement and amendments to the CIT Revolving Credit Agreement and Garrison Term Loan Credit Agreement in June 2015, we were not in compliance with certain of the financial covenants under the Garrison Term Loan Credit Agreement.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Disclosures

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

        The following table presents our fair value hierarchy for assets measured at fair value on a non-recurring basis as of November 30, 2015 and 2014 (in thousands):

	As of November 30, 2015
	Total	Level 1	Level 2	Level 3	Total Losses
Property and equipment, net	$381	$—	$—	$381	$1,732
Trade names	$32,000	$—	$—	$32,000	$12,400

	As of November 30, 2014
	Total	Level 1	Level 2	Level 3	Total Losses
Property and equipment, net	$2,897	$—	$—	$2,897	$840
Goodwill	$8,394	$—	$—	$8,394	$23,585

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        The provision (benefit) for income taxes is as follows:

	Year ended
	(in thousands)
	2015	2014	2013
Current:
Federal	$(14)	$(1,427)	$(2,387)
State	(32)	199	(896)

	(46)	(1,228)	(3,283)

Deferred:
Federal	(2,063)	(3,655)	(78)
State	(445)	(176)	227

	(2,508)	(3,831)	149

Total	$(2,554)	$(5,059)	$(3,134)

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        Net deferred tax assets and liabilities result from the following temporary differences between the book and tax basis of assets and liabilities:

	Year ended
	(in thousands)
	2015	2014
Current:
Deferred tax assets:
Allowance for customer credits and doubtful accounts	$1,154	$2,427
Inventory valuation	703	2,097
Inventory capitalization	564	1,527
State tax deduction	166	73
Accrued vacation	169	201
Debt financing costs	204	—
Capitalized transaction costs	1,089	—
Installment sales	973	—
Other	241	—
Valuation allowance	(3,888)	(189)

Total current deferred taxes	1,375	6,136

Deferred tax liabilities:
Prepaid expenses	(53)	(71)

Total current deferred taxes	(53)	(71)

Net current deferred tax assets	$1,322	$6,065

Noncurrent:
Deferred tax assets:
Benefit of net operating loss carryforwards	$7,726	$8,483
Property and equipment basis difference	710	—
Stock compensation expense	83	263
Deferred rent	1,182	1,139
Tax Credits	5	70
State tax deduction	37	69
Other	—	59
Valuation allowance	(8,373)	(451)

Net noncurrent deferred tax assets	1,370	9,632

Deferred tax liabilities:
Property and equipment basis difference	—	(117)
Amortizable intangible assets	(1,732)	(2,365)
Debt discount	(2,377)	(3,005)
Long lived intangible asset	(8,380)	(21,910)
Other	(12)	—

Total noncurrent deferred tax liabilities	(12,501)	(27,397)

Net noncurrent deferred tax liability	$(11,131)	$(17,765)

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Annually, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items for fiscal 2014, we determined that the deferred tax assets were more likely than not to be realized with the exception of a valuation allowance of $640,000 that was recorded against a state net operating loss deferred tax asset. For fiscal 2015 we recorded a valuation allowance of $12,260,000 against all net deferred tax assets, excluding deferred tax liabilities associated with trademarks. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of November 30, 2015. We concluded that the valuation allowance of $12,260,000 as of November 30, 2015 is required based on our cumulative earnings history. The increases to the valuation allowance that were recognized as part of continuing operations tax expense in 2015, 2014 and 2013 were $12,076,000, $508,000 and $342,000, respectively.

        The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	2015	2014	2013
Computed tax provision at the statutory rate	34.0%	34.0%	34.0%
State income tax	0.8%	—	4.2%
Transaction costs	—	0.6%	(9.4)%
Acquisition basis difference	—	(0.8)%	(0.4)%
Effect of uncertain tax positions	—	(0.1)%	(0.1)%
Change in valuation allowance	(28.4)%	—	—
Prior year adjustment	0.1%	—	—
Goodwill impairment	—	(19.0)%	—
Other adjustments	(0.1)%	0.4%	1.4%

Effective tax rate	6.4%	15.1%	29.7%

        We are subject to United States federal income tax as well as income tax in multiple state jurisdictions. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. We are no longer subject to United States federal and California income tax examinations by tax authorities for years prior to fiscal 2011. We are currently not being examined by any tax authorities.

        We had net operating loss carryforwards of $20,338,000 at the end of fiscal 2015 for federal tax purposes that will expire from fiscal 2019 through fiscal 2035. We also had $13,117,000 of net operating loss carryforwards available for California that will expire from fiscal 2016 through fiscal 2034.

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

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

taxable income. Management believes that certain changes in control have occurred which resulted in limitations on its net operating loss carryforwards, however, management has determined that these limitations will not impact the ultimate utilization of the net operating loss carryforwards.

        As of November 30, 2015 and 2014, we provided a liability of $298,000 and $400,000, respectively, for unrecognized tax benefits related to various federal and state income tax matters. Included in the balance sheet at November 30, 2015 and November 30. 2014 are $298,000 and $339,000, respectively, net of tax related benefits that impact the effective income tax rate if recognized. The following presents a roll forward of its unrecognized tax benefits (in thousands):

Balance at November 30, 2013	$388
Increase for tax positions taken during the prior period	20
Decrease for tax positions expired during the current period	(8)

Balance at November 30, 2014	$400

Decrease for tax positions expired during the current period	(84)
Settlements	(18)

Balance at November 30, 2015	$298

        We recognized interest and penalties related to unrecognized tax benefits of $6,000 and $28,000 in the provision for income taxes in our statements of comprehensive (loss) income for fiscal 2015 and 2014, respectively. For fiscal 2015 and 2014, we had approximately $30,000 and $36,000, respectively, of interest accrued as of November 30, 2015 and 2014, respectively. For the payment of any penalty, we accrued $57,000 and $62,000 as of November 30, 2015 and 2014, respectively. The penalty accrual at November 30, 2014 was related to the acquisition of Hudson and local income taxes. We expect $303,000 of unrecognized tax benefits to reverse in fiscal 2015 due to the expiration of the applicable statute of limitations.

12. Stockholders' Equity

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

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

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

        The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan. As of November 30, 2015, 2,715,345 shares remained available for issuance under the Restated Plan.

        For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards. For existing grants that were not fully vested at November 30, 2014 and grants made in fiscal 2015, there was a total of $1,261,000 of stock based compensation expense recognized during fiscal 2015.

        The following table summarizes option grants, restricted common stock and RSUs issued to members of our Board of Directors for the fiscal years 2002 through fiscal 2014 (in actual amounts) for service as a member. No grants were made in fiscal 2015.

	November 30, 2015
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—
2014	219,678
2015	—

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

        Stock option activity in the aggregate for the periods indicated was as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	550,000	$5.02
Granted	40,000	0.38
Exercised	—	—
Expired	(501,667)	5.36
Forfeited	—	—	—	—

Outstanding and exercisable at November 30, 2015	88,333	$0.92	1.8	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	775,000	$4.03
Granted	—	—
Exercised	—	—
Expired	(225,000)	1.62
Forfeited	—	—	—	—

Outstanding and exercisable at November 30, 2014	550,000	$5.02	0.7	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	(21,794)	1.30
Expired	—	—
Forfeited	—	—	—	—

Outstanding and exercisable at November 30, 2013	775,000	$4.03	1.4	$18,000

Weighted average per option fair value of options granted during the year		N/A

        The total intrinsic value of options exercised during the fiscal years ended November 30, 2013 was $11,000. There were no options exercised during the year ended November 30, 2014 or 2015.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

        Exercise prices for options outstanding and exercisable as of November 30, 2015 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life
$1.02	75,000	0.4
$0.38	13,333	9.1

	88,333	1.8

        The following table summarizes stock option activity by plan. There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan
Outstanding at November 30, 2014	550,000	550,000	—
Granted	40,000	40,000	—
Exercised	—	—	—
Forfeited / Expired	(501,667)	(501,667)	—

Outstanding and exercisable at November 30, 2015	88,333	88,333	—

Outstanding at November 30, 2013	775,000	775,000	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(225,000)	(225,000)	—

Outstanding and exercisable at November 30, 2014	550,000	550,000	—

Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	(21,794)	—	(21,794)
Forfeited / Expired	—	—	—

Outstanding and exercisable at November 30, 2013	775,000	775,000	—

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

        A summary of the status of restricted common stock and RSUs as of November 30, 2015, and changes during the year, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units
Outstanding at November 30, 2014	792,303	1,033,851	1,826,154	$1.08	$1.00
Granted	600,000	—	600,000	0.37	—
Issued	(1,292,303)	(495,195)	(1,787,498)	0.81	0.99
Cancelled	—	(275,735)	(275,735)	—	0.92
Forfeited	—	(2,940)	(2,940)	—	0.70

Outstanding at November 30, 2015	100,000	259,981	359,981	$0.37	$1.11

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93
Granted	288,121	362,242	650,363	1.49	1.49
Issued	(450,616)	(655,384)	(1,106,000)	0.95	1.11
Cancelled	—	(312,792)	(312,792)	—	0.97
Forfeited	—	(21,545)	(21,545)	—	0.72

Outstanding at November 30, 2014	792,303	1,033,851	1,826,154	$1.08	$1.00

Outstanding at November 30, 2012	844,236	2,713,605	3,557,841	$0.85	$0.87
Granted	420,882	631,059	1,051,941	1.02	1.02
Issued	(310,320)	(1,140,709)	(1,451,029)	0.92	0.89
Cancelled	—	(426,749)	(426,749)	—	0.89
Forfeited	—	(115,876)	(115,876)	—	0.95

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93

        As of November 30, 2015, there was $242,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Restated Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average of 1.4 years. In fiscal 2015, there were 40,000 options granted, no RSUs granted and 600,000 shares of restricted stock granted. In fiscal 2015, we issued 495,195 shares of our common stock to holders of RSUs, 1,292,303 shares of restricted stock and withheld, cancelled or forfeited 278,675 RSUs or restricted stock.

Convertible Notes

        In connection with the acquisition of Hudson, we issued the sellers convertible notes. See "Note 9—Debt" for a further discussion of the convertible notes.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	November 30, 2015	November 30, 2014	November 30, 2013
Basic (loss) earnings per share computation:
Numerator:
Loss from continuing operations	$(37,356)	$(28,482)	$(7,416)
Income from discontinued operatoins	5,028	766	102

Net loss	$(32,328)	$(27,716)	$(7,314)

Denominator:
Weighted average common shares outstanding	69,444	68,226	67,163
Earnings (loss) per common share—basic
Loss from continuing operations	(0.54)	(0.42)	0.11)
Earnings from discontinued operations	0.07	0.01	0.00

Earnings (loss) per common share—basic	$(0.47)	$(0.41)	$(0.11)

Diluted income (loss) per share computation:
Numerator:
Loss from continuing operations	$(37,356)	$(28,482)	$(7,416)
Income from discontinued operatoins	5,028	766	102

Net loss	$(32,328)	$(27,716)	$(7,314)

Denominator:
Weighted average common shares outstanding	69,444	68,226	67,163
Effect of dilutive securities:
Restricted shares, RSU's, convertible securities and options	—	—	—

Dilutive potential common shares	69,444	68,226	67,163

Earnings (loss) per common share—diluted
Loss from continuing operations	(0.54)	(0.42)	(0.11)
Earnings from discontinued operations	0.07	0.01	0.00

Loss per common share—diluted	$(0.47)	$(0.41)	$(0.11)

        For fiscal 2015, 2014 and 2013, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 19,672,751, 20,970,505, and 21,618,876, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

Shares Reserved for Future Issuance

        As of November 30, 2015, shares reserved for future issuance include (i) 88,333 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 259,981 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 2,715,345shares of common stock available for future issuance under the Restated Plan; and (iv) 19,224,437 shares of common stock issuable pursuant to the convertible notes.

13. Commitments and Contingencies

Operating Lease Obligations and Other Obligations Related to Operations

        We lease certain equipment and office and retail space under separate lease arrangements. The leases generally contain renewal provisions. Equipment and office/retail rental expenses under such leases for the years ended November 30, 2015, November 30, 2014 and November 30, 2013, were approximately $4,965,000, $4,946,000 and $4,204,000, respectively.

        Our principal place of business is located in Commerce, Los Angeles County, California, where we have lease that expires on August 31, 2017 for approximately 30,915 square feet of design and administrative offices at 1231 South Gerhart Avenue, Commerce, California.

        As of November 30, 2015, we leased retail store locations under operating lease agreements expiring on various dates through 2024 or 5 to 10 years from the rent commencement date. Some of these leases required us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. After the closing of the Operating Asset Purchase Agreement and the IP Asset Purchase Agreement, we retained and operated 32 Joe's® brand retail stores, of which we transferred 18 retail stores to the Operating Assets Purchaser on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe's® brand retail stores were closed.

        As of November 30, 2015, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2016	$4,587
2017	4,425
2018	4,073
2019	2,889
2020	2,499
Thereafter	4,163

$22,636

        Purchase commitments in the aggregate amount of $9,321,000 are all expected to be fulfilled within the next 12 months.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

Advertising Commitments

        From time to time, we enter into various agreements for short term billboard, taxi cab top, bus or other advertising spaces in various locations in and around New York and Los Angeles and for print advertising. However, we do not have any commitment to pay a minimum amount or any long term commitments for such advertising.

Letters of Credit

        We had a no contingent liability for letters of credit as of November 30, 2015.

Contingent Consideration Payments and Buy-Out Agreement

        As part of the consideration paid in connection with the merger with JD Holdings in October of 2007 and without regard to continued employment, until February 12, 2013, Mr. Dahan was entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017. On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments to be made to Mr. Dahan as an earn out under the original merger agreement. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement. The payments are now made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, beginning on February 22, 2013 until November 27, 2015, Mr. Dahan is entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments. In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement. This amount represented the net present value of the total fixed amount that Mr. Dahan would receive. The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan. Mr. Dahan was not required to perform any services or remain employed to receive the fixed amount. Mr. Dahan also agreed to an additional restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 that added to the original restrictive covenant in the merger agreement. In connection with the Asset Sale, Mr. Dahan was repaid a portion of the buy-out payment owed to him and the remainder was paid at the closing of the Merger and the Merger Transactions.

Litigation

        We are involved from time to time in routine legal matters incidental to our business. In the opinion of our management, resolution of such matters will not have a material effect on our financial position or results of operations.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Segment Reporting and Operations by Geographic Areas

Segment Reporting

        The following table (in thousands) contains summarized financial information concerning our reportable segments:

	Year ended
	2015	2014	2013
Net sales:
Wholesale	$66,713	$68,377	$15,621
Retail	13,486	15,848	12,796

	$80,199	$84,225	$28,417

Gross profit:
Wholesale	$23,022	$29,006	$5,227
Retail	9,257	10,717	8,739

	$32,279	$39,723	$13,966

Operating (loss) income:
Wholesale	$11,473	$18,550	$3,700
Retail	(3,112)	(1,774)	(1,020)
Corporate and other	(41,650)	(47,444)	(11,989)

	$(33,289)	$(30,668)	$(9,309)

Capital expenditures:
Wholesale	$—	$—	$129
Retail	—	87	1,337
Corporate and other	123	254	14
Assets held for sale	362	424	655

	$485	$765	$2,135

Total assets:
Wholesale	$19,701	$34,234	$38,034
Retail	4,092	6,707	6,534
Corporate and other	52,465	75,761	98,512
Assets held for sale	—	87,247	79,943

	$76,258	$203,949	$223,023

Operations by Geographic Areas

        Currently, we do not have any material reportable operations outside of the United States.

15. Related Party and Other Transactions

Joe Dahan

        Since the acquisition of the Joe's® brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017. At the time of the acquisition, pursuant to ASC 805—Business Combinations, we assessed this original contingent consideration arrangement as compensatory and

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party and Other Transactions (Continued)

expensed such amounts over the term of the earn out period at the defined percentage amounts. For the fiscal year ended 2013, expense of $311,000 was recorded in the statement of comprehensive loss related to the contingent consideration expense made to Mr. Dahan under the original agreement.

        On February 18, 2013, we entered into a new agreement with Mr. Dahan that fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement at $9,168,000 through weekly installment payments beginning on February 22, 2013 until November 27, 2015. In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement. This amount represented the net present value of the total fixed amount that Mr. Dahan would receive. The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan. In connection with the Asset Sale, Mr. Dahan was repaid a portion of the buy-out payment owed to him and the remainder was paid at the closing of the Merger and the Merger Transactions.

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

Albert Dahan

        In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Mr. Dahan, for the sale of our products into the off- price channels of distribution that was subsequently terminated beginning in fiscal 2014. Under the agreement, Mr. Albert Dahan was entitled to a commission for purchase orders entered into by us where he acts as a sales person. For the fiscal year ended 2014 and 2015, there were no payments made to Mr. Albert Dahan under this arrangement. For fiscal years ended 2013, payments of $453,000 were made to Mr. Albert Dahan under this arrangement.

        In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children's products. Ever Blue has an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term. In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full. For the fiscal years ended 2015, 2014 and 2013, we recognized $45,000, $504,000 and $612,000, respectively in royalty income under the license agreement. In connection with the Asset Sale, this agreement was assigned to the Operating Assets Purchaser.

Peter Kim

        We entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim in connection with the acquisition of Hudson. In connection with the Merger, we entered into a

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party and Other Transactions (Continued)

Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes and a new employment agreement with Mr. Kim.

Employment Agreements with Officers and Directors

        During fiscal 2015, we entered into a consulting agreement with Marc Crossman, our former President and Chief Executive Officer and an employment agreement with Hamish Sandhu, our Chief Financial Officer. We also had employment agreements with Joe Dahan, our Creative Director and Peter Kim, our Chief Executive Office of our Hudson subsidiary.

  Marc Crossman

        On May 30, 2008, we entered into an employment agreement with Mr. Crossman to serve as our President and Chief Executive Officer. The employment agreement was effective as of December 1, 2007, the commencement of our 2008 fiscal year, had an initial term of two years and automatically renewed for additional two year periods on December 1, 2009, December 1, 2011 and December 1, 2013, respectively. The employment agreement automatically renewed for additional two year periods if neither we nor Mr. Crossman provided 180 days' advanced notice of non-renewal prior to the end of the term or upon the occurrence of a change in control. Under the employment agreement, Mr. Crossman was entitled to an annual salary of $429,300, an annual discretionary bonus targeted at 50 percent of his base salary based upon the achievement of financial and other performance criteria that the Compensation Committee of the Board of Directors deemed appropriate in its sole and absolute discretion, an annual grant of equity compensation pursuant to our stock incentive plans, life and disability insurance policies paid on his behalf and other discretionary benefits that the Compensation Committee of the Board of Directors deemed appropriate in its sole and absolute discretion. The employment agreement provided for severance payment of up to two years if terminated under certain circumstances.

        On January 19, 2015, our Board of Directors accepted the resignation of Mr. Crossman. The Board and Mr. Crossman also agreed that Mr. Crossman would become a consultant for a period of twelve (12) months pursuant to a Consulting Agreement. In exchange for a release of all claims related to Mr. Crossman's employment and the provision of consulting services by Mr. Crossman, we agreed to pay Mr. Crossman the following: (i) payment of $35,775.00 per month for a period of twelve (12) months, (ii) acceleration of the unvested equity awards previously granted to Mr. Crossman, (iii) a grant of restricted common stock in the amount of 600,000 shares that vested 1/12th on a monthly basis over the twelve (12) month period, and (iv) reimbursement for health and dental COBRA payments for a period of twelve (12) months or until he is eligible for coverage under a successor employer's group health plan.

  Joe Dahan

        On October 25, 2007, we entered into an employment agreement for Mr. Dahan to serve as Creative Director for the Joe's brand. The initial term of employment was for five years, or until October 25, 2012, and then automatically renewed for successive one year periods unless terminated earlier in accordance with the agreement. Under the employment agreement, Mr. Dahan was entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee of the Board of Directors deemed appropriate in its sole and absolute discretion. The employment

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party and Other Transactions (Continued)

agreement provided for severance payment of up to one year if terminated under certain circumstances. In connection with the Asset Sale, we entered into a settlement and mutual release with Mr. Dahan pursuant to which his employment agreement was terminated.

  Peter Kim

        On September 30, 2013, we entered into an employment agreement with Mr. Kim to serve as Chief Executive Officer of our Hudson subsidiary for a term of three years. Under the employment agreement, Mr. Kim was entitled to a base salary of $500,000 per year and eligible to receive an annual discretionary bonus targeted at 50 percent of his base salary, based on the satisfaction of criteria and performance standards as established in advance and agreed to by Mr. Kim and the Compensation Committee of the Board of Directors. Mr. Kim was also entitled to other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion. The employment agreement provided for severance payment of up to one year if terminated under certain circumstances. In connection with the Merger, we entered into a new employment agreement with Mr. Kim that became effective as of the close of the Merger.

  Hamish Sandhu

        Effective as of June 30, 2015, we entered into an employment agreement with Mr. Sandhu to serve as our Chief Financial Officer for a period of one year. The employment agreement automatically renews for additional one year periods as long as either party does not provide 90 days' advanced notice of non-renewal prior to the end of the term. Mr. Sandhu receives an annual salary of $325,000 and is entitled to receive other cash and non-cash compensation, including an annual discretionary cash and equity bonus of not less than 10 percent of his base salary based upon the achievement of financial and other performance criteria as set forth in the Employment Agreement, premiums for health insurance paid on his behalf and for his family and life and disability insurance policies paid on his behalf. The employment agreement provided for a severance payment of one year if terminated under certain circumstances.

16. Supplemental Cash Flow Information

	Year ended
	(in thousands)
	2015	2014	2013
Significant Non-cash transactions
Write off of fully depreciated fixed assets	$1,600	$2,233	$—
Sale of fixed assets at net carrying value	$1,991	$—	$—
Additional cash flow information
Cash paid during the year for interest	$10,373	$10,639	$1,710
Cash paid during the year for income taxes	$255	$—	$870

17. Employee Benefit Plans

        On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Joe's Plan for our Joe's employees. All employees who have worked for us for

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

30 consecutive days may participate in the Joe's Plan and may contribute up to 100 percent, subject to certain limitations, of their salary. We may make company matched contributions on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so. Costs of the Joe's Plan charged to operations were $30,000, $27,000 and $22,000 for fiscal 2015, 2014 and 2013, respectively. In addition, we match our Joe's employees' contributions, which are subject to a vesting schedule, in the lesser of the following amounts: (i) up to 2 percent of the employee's compensation, or (ii) 1/3 of the employee's contribution up to 6 percent of the employee's salary. For fiscal 2015, 2014 and 2013, we contributed $134,000, $154,000 and $141,000, respectively, to employees under the match portion of the Joe's Plan.

        The Hudson Clothing LLC 401(k) Plan, or the Hudson Plan, was established on January 1, 2009 and covers employees employed by our Hudson subsidiary. All employees who have worked for Hudson after 6 months may participate in the Hudson Plan and may contribute up to the maximum amount allowed by law of their salary to the plan. We may make company matched contributions on a discretionary basis. All employees who have worked 1,000 hours qualify for profit sharing in the event at the end of each year we decide to do so. No costs of the Hudson Plan were charged to operations for fiscal 2013 since the acquisition. In addition, we match our Hudson employees' contributions, which are subject to a vesting schedule, of $0.50 for each $1.00 of the employee's contribution up to 3 percent of the employee's contribution. For fiscal 2015 and 2014, we contributed $75,000 and $63,000, respectively, to employees under the match portion of the Hudson's Plan.

18. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended November 30, 2015 and November 30, 2014:

	Quarter ended
	(in thousands, except per share data)
2015	February 28	May 31	August 31	November 30
Net sales	$21,400	$21,001	$18,865	$18,933
Gross profit	8,449	9,304	8,323	6,203
Loss before taxes	(6,268)	(4,017)	(6,089)	(23,536)
Income tax (benefit) expense	14,477	22	(12,801)	(4,252)

Income (loss) from continuing operations	(20,745)	(4,039)	6,712	(19,284)
Income (loss) from discontinued operations, net of tax	(850)	690	(1,053)	6,241

Net (loss) income and comprehensive (loss) income	$(21,595)	$(3,349)	$5,659	$(13,043)

Net (loss) income per share:
Income (loss) from continuing operations	(0.30)	(0.06)	0.10	(0.28)
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	0.09

(Loss) income per common share—basic	$(0.31)	$(0.05)	$0.08	$(0.19)

Income (loss) from continuing operations	(0.30)	(0.06)	0.10	(0.28)
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	0.09

(Loss) income per common share—diluted	$(0.31)	$(0.05)	$0.08	$(0.19)

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Results of Operations (Unaudited) (Continued)

	Quarter ended
	(in thousands, except per share data)
2014	February 29	May 31	August 31	November 30
Net sales	$21,388	$21,850	$25,718	$15,269
Gross profit	9,518	10,699	12,438	7,068
(Loss) income before taxes	(5,670)	3,123	(667)	(30,327)
Income tax (benefit) expense	(1,875)	1,189	(174)	(4,199)

Income (loss) from continuing operations	(3,795)	1,934	(493)	(26,128)
Income (loss) from discontinued operations, net of tax	1,616	405	769	(2,024)

Net (loss) income and comprehensive (loss) income	$(2,179)	$2,339	$276	$(28,152)

Net (loss) income per share:
Income (loss) from continuing operations	$(0.06)	$0.03	$(0.01)	$(0.39)
Income (loss) from discontinued operations	0.03	0.00	0.01	(0.03)

(Loss) income per common share—basic	$(0.03)	$0.03	$0.00	$(0.42)

Income (loss) from continuing operations	$(0.06)	$0.03	$(0.01)	$(0.39)
Income (loss) from discontinued operations	0.03	0.00	0.01	(0.03)

(Loss) income per common share—diluted	$(0.03)	$0.03	$0.00	$(0.42)

ITEM 15(a)
Joe's Jeans Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts		Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended November 30, 2015	$78	1,220	—		(916)	$382
Year ended November 30, 2014	$30	87	—		(39)	$78
Year ended November 30, 2013	$—	—	30	(2)	—	$30
Allowance for customer credits:
Year ended November 30, 2015	$5,894	2,596	—		(4,139)	$4,351
Year ended November 30, 2014	$2,020	17,314	—		(13,440)	$5,894
Year ended November 30, 2013	$21	1,807	1,304	(2)	(1,112)	$2,020
Allowances for inventories:
Year ended November 30, 2015	$590	862	—		(250)	$1,202
Year ended November 30, 2014	$594	—	—		(4)	$590
Year ended November 30, 2013	$—	—	595	(2)	(1)	$594

(1)
Deductions represent the actual amount of write-off of an asset against a reserve previously recorded. In the case of inventories, a deduction could represent the write-off upon disposition or a markdown of carrying value.

(2)
Amounts represent fair value adjustments established on the acquisition date of Hudson and tracked by us through the reserve account.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2016	DIFFERENTIAL BRANDS GROUP INC.
	By:	/s/ MICHAEL BUCKLEY Michael Buckley Chief Executive Officer and Director (Principal Executive Officer)
	By:	/s/ HAMISH SANDHU Hamish Sandhu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Buckley, his attorney-in-fact, each with the power of substitution for him or her or any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL BUCKLEY Michael Buckley	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
/s/ HAMISH SANDHU Hamish Sandhu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
/s/ WILLIAM SWEEDLER William Sweedler	Chairman of the Board of Directors	February 29, 2016
/s/ MATTHEW EBY Matthew Eby	Director	February 29, 2016
/s/ KELLY HOFFMAN Kelly Hoffman	Director	February 29, 2016

Signature	Capacity	Date

/s/ WALTER MCLALLEN Walter McLallen	Director	February 29, 2016
/s/ KENT SAVAGE Kent Savage	Director	February 29, 2016
/s/ ANDREW TARSHIS Andrew Tarshis	Director	February 29, 2016