Form 10-Q
period 2016-03-31
Differential Brands Group Inc.
filed 2016-05-16
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  0-18926

DIFFERENTIAL BRANDS GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1231 South Gerhart Street, Commerce, California	90022
(Address of principal executive offices)	(Zip Code)

(323) 890-1800

(Registrant’s telephone number, including area code)

Joe’s Jeans Inc.

2340 South Eastern Avenue, Commerce, California 90040

November 30

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

The number of shares of the registrant’s common stock outstanding as of May 16, 2016 was 12,379,716.

DIFFERENTIAL BRANDS GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE

Differential Brands Group Inc. (“we,” “us,” “our,” the “Company” or “Differential”) began operations in 1987 as Innovo, Inc. Since our founding, we have evolved from producing craft and accessory products to designing and selling apparel products bearing the Hudson® and Robert Graham® brand names.  Prior to the Asset Sale discussed below, we also designed and sold apparel products bearing the various Joe’s ® brand names.

As previously reported, on September 11, 2015, we completed the sale of certain of our operating and intellectual property assets related to the business operated under the brand names “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else” (the “Joe’s Business”) to GBG USA Inc., a Delaware corporation (the “Operating Assets Purchaser”), and the sale of certain of our intellectual property assets related to the Joe’s Business to Joe’s Holdings LLC, a Delaware limited liability company (the “IP Assets Purchaser”), for an aggregate purchase price of $80 million (the “Asset Sale”). The proceeds of the Asset Sale were used to repay all of our indebtedness outstanding under the term loan credit agreement, dated September 30, 2013 (the “Garrison Term Loan Credit Agreement”), with Garrison Loan Agency Services LLC (“Garrison”) and a portion of our indebtedness outstanding under our revolving credit agreement (the “CIT Revolving Credit Agreement”), dated September 30, 2013, as amended, with CIT Commercial Services, Inc. (“CIT”), a unit of CIT Group. In November 2014, we had received an initial notice of default and event of default and demand for payment of default interest from Garrison under the Garrison Term Loan Credit Agreement, which also triggered a default and event of default under the terms of the CIT Revolving Credit Agreement and our separate factoring facility with CIT. On February 10, 2015, we had received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT. As a result of the repayment based on the proceeds of the Asset Sale, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015, and we entered into the amended and restated revolving credit agreement (the “CIT Amended and Restated Revolving Credit Agreement”), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million and waived certain defaults that remained in effect until the closing of the Merger (as defined below).

Additionally, as previously reported, on January 28, 2016, we completed the acquisition (the “Merger”) of all of the outstanding equity interests of RG Parent LLC and its subsidiaries (“Robert Graham” or “RG”), a business engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham® (the “Robert Graham Business”), as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the “Merger Agreement”), by and among RG, JJ Merger Sub, LLC (“Merger Sub”) and us, for an aggregate of $81.0 million in cash and 8,825,461 shares of our common stock, par value $0.10 per share (“common stock”) (after giving effect to the Reverse Stock Split (as defined below)). Pursuant to the Merger Agreement, among other things, Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly-owned subsidiary. The aggregate cash consideration received was reduced by $19.0 million to repay all of RG’s outstanding loans and indebtedness under its revolving credit agreement with J.P. Morgan Chase Bank, N.A.  On the Merger’s closing date, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as lender, (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (the “Term Credit Agreement”), and (iii) an amended and restated deferred purchase factoring agreement with CIT.

Effective upon consummation of the Merger, we changed our name from “Joe’s Jeans Inc.” to “Differential Brands Group Inc.” and our trading symbol from “JOEZ” to “DFBG,” and effected a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock such that each 30 shares of our issued and outstanding common stock was reclassified into one share of our issued and outstanding common stock, which Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC (“NASDAQ”). Unless otherwise indicated, all share amounts in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been adjusted to reflect the Reverse Stock Split.

After the closing of the Asset Sale on September 11, 2015, we retained and operated 32 Joe’s® brand retail stores, of which we transferred 18 retail stores to the Operating Assets Purchaser on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed. The Operating Assets Purchaser supplied Joe’s® branded merchandise to the retail stores for resale under a license from the IP Assets Purchaser until the stores were transferred or closed.

The Merger has been accounted for as a reverse merger and recapitalization. Following the Merger, RG is a wholly-owned subsidiary of the Company, the Company no longer owns certain assets and intellectual property of the Joe’s Business and the Company retains ownership of the businesses associated with its Hudson® brand (the “Hudson Business”). RG members own a majority of our issued and outstanding equity after the Merger. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical consolidated financial statements and elsewhere in this Quarterly Report prior to the Merger are those of RG and will be recorded at the historical cost basis and the Company’s future periodic reports will reflect RG’s historical financial condition and results of operations for comparative purposes. For the three months ended March 31, 2016, the Company’s consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the Merger on January 28, 2016, the assets, liabilities and results of operations of RG; and (ii) from and after the Merger’s closing date on January 28, 2016, the assets, liabilities and results of operations of the combined company, comprising the Company’s Hudson Business, RG and the Joe’s® brand retail stores that were not transferred to the Operating Assets Purchaser but that closed as of February 29, 2016.

Prior to the Merger, RG and the Company had different fiscal year ends, with RG’s fiscal year ending on December 31 and the Company’s fiscal year ending on November 30. In connection with the Merger, the Company changed its fiscal year end to December 31. The accounting policies of the Company are similar in all material respects to those of RG.

The Company continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) following the Merger.

PART I — FINANCIAL INFORMATION

Item 1.                                                         Financial Statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,351	$1,966
Factor accounts receivable, net	17,214	4,917
Accounts receivable, net	2,009	1,836
Royalties receivable	758	547
Inventories, net	27,395	15,353
Prepaid expenses and other current assets	1,708	1,351
Total current assets	60,435	25,970

Property and equipment, net	13,505	13,406
Deferred financing and other costs	620	1,161
Goodwill	7,046	2,286
Intangible assets	85,648	39,823
Other assets	726	213
Total assets	$167,980	$82,859

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,339	$13,084
Current portion of long term debt	375	—
Current portion of loan payable	—	1,167
Total current liabilities	23,714	14,251

Long term debt, net of current portion	48,254	—
Line of credit	16,092	17,013
Convertible notes	11,946	—
Deferred income taxes, net	10,439	—
Deferred rent	3,475	3,568
Other liabilities	1,332	—
Loan payable, net of current portion	—	486
Total liabilities	115,252	35,318

Commitments and contingencies

Equity
Preferred members	—	24,798
Common members	—	22,743

Convertible preferred stock, $0.10 par value: 50 shares authorized,	5	—
Common stock, $0.10 par value: 100,000 shares authorized, 12,379 shares issued and 12,379 outstanding (2016)	1,239	—
Additional paid-in capital	55,781	—
Accumulated deficit	(4,297)	—
Total equity	52,728	47,541

Total liabilities and equity	$167,980	$82,859

See accompanying notes to condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Three months ended
	March 31, 2016	March 31, 2015
	(Unaudited)
Net sales	$34,923	$18,948
Cost of goods sold	14,564	7,057
Gross profit	20,359	11,891

Operating expenses
Selling, general and administrative	21,771	10,292
Depreciation and amortization	1,362	897
Retail stores impairment	279	—
	23,412	11,189
Operating (loss) income	(3,053)	702
Interest expense, net	1,341	134
(Loss) income before taxes	(4,394)	568
Income tax provision	1,114	11
Net (loss) income and comprehensive (loss) income	$(5,508)	$557

Net (loss) earnings per common share
Net (loss) income and comprehensive (loss) income	$(5,508)	$557
Less: Preferred dividends	863
Net loss attributable to stockholders	(6,371)
Participating securities - Series A Preferred Stock	—
Net income (loss) attributable to common stockholders	$(6,371)	$557

(Loss) earnings per common share - basic	$(0.52)	$0.06

(Loss) earnings per common share - diluted	$(0.52)	$0.06

Weighted average shares outstanding
Basic	12,366	8,825
Diluted	12,366	8,825

See accompanying notes to condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(14,600)	$(1,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Reverse acquisition with Robert Graham, net of cash acquired	(6,538)	—
Purchases of property and equipment	(809)	(1,065)
Net cash used in investing activities	(7,347)	(1,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock	50,000	—
Proceeds from new term debt	50,000	—
Repayment of new term loan	(125)	—
Proceeds from line of credit	16,092	—
Repayment of terminated line of credit and loan payable	(23,348)	—
Payment of deferred financing costs	(1,584)	—
Payment of offering costs	(119)	—
Redemption of unit holders	(58,218)	—
Distribution to RG members	(1,366)	—
Proceeds from loan payable	—	2,262
Net cash provided by financing activities	31,332	2,262

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,385	(384)

CASH AND CASH EQUIVALENTS, at beginning of year	1,966	792

CASH AND CASH EQUIVALENTS, at end of period	$11,351	$408

See accompanying notes to condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Preferred Series A		Additional	Accumulated	Preferred Member		Common Member		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Units	Amount	Units	Amount	Equity
Balance, December 31, 2014	—	$—	—	$—	$—	$—	5,100	$25,375	4,900	$23,298	$48,673
Distributions	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss (unaudited)	—	—	—	—	—	—	—	284	—	273	557

Balance, March 31, 2015	—	—	—	—	—	—	5,100	$25,659	4,900	$23,571	$49,230

Balance, December 31, 2015	—	$—	—	$—	$—	$—	5,100	$24,798	4,900	$22,743	$47,541
Net loss and comprehensive loss (unaudited) through merger date	—	—	—	—	—	—	—	(1,058)	—	(1,016)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	(29,313)	—	(28,905)	(58,218)
Contribution of Robert Graham in exchange for shares	8,825	883	—	—	(13,634)	—	(5,100)	5,573	(4,900)	7,178	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	20,000
Net loss and comprehensive loss (unaudited) post merger date	—	—	—	—	—	(3,434)	—	—	—	—	(3,434)
Offering costs	—	—	—	—	(931)	—	—	—	—	—	(931)
Issuance of Series A convertible preferred stock	—	—	50	5	49,995	—	—	—	—	—	50,000
Preferred stock dividend	—	—	—	—	—	(863)	—	—	—	—	(863)
Stock-based compensation	—	—	—	—	204	—	—	—	—	—	204
Issuance of restricted common stock	45	5	—	—	498	—	—	—	—	—	503

Balance, March 31, 2016	12,379	$1,239	$50	$5	$55,781	$(4,297)	$—	$—	$—	$—	$52,728

See accompanying notes to condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories bearing the brand name Hudson®, and the design, development, sales and licensing of apparel products and accessories bearing the brand name Robert Graham®. Our primary current operating subsidiaries are Robert Graham and Hudson Clothing, LLC (“Hudson”). In addition, we have other non-operating subsidiaries. All significant inter-company transactions have been eliminated.

On January 28, 2016, we completed the Merger with RG.  We refer you to the “Explanatory Note” on page 1 for the definitions of certain capitalized terms used in this Quarterly Report.  Following the Merger, RG is a wholly-owned subsidiary of the Company and RG’s members own a majority of our issued and outstanding equity. Additionally, the Company owns the Robert Graham Business, no longer owns the Joe’s Business and has retained ownership of the Hudson Business. The Merger has been accounted for as a reverse merger and recapitalization, such that, under the acquisition method, RG has been deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical consolidated financial statements and elsewhere in this Quarterly Report prior to the Merger are those of RG and are recorded at the historical cost basis. For the three months ended March 31, 2016, the Company’s consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the Merger on January 28, 2016, the assets, liabilities and results of operations of RG; and (ii) from and after the Merger’s closing date on January 28, 2016, the assets, liabilities and results of operations of the combined company, comprising the Company’s Hudson Business, Robert Graham Business and the Joe’s® brand retail stores that were not transferred to the Operating Assets Purchaser but that closed as of February 29, 2016.

In connection with the Merger, we changed our fiscal year end to December 31 and report our results with RG as the accounting acquirer. Certain reclassifications have been made to prior year amounts within the condensed consolidated balance sheet and condensed consolidated statement of cash flows to conform to the current period presentation.

Our reportable business segments are Wholesale, Consumer Direct and Corporate and Other. Because RG has been accounted for as the accounting acquirer as a result of the Merger, we have adopted RG’s three subdivisions as our reportable segments for all operations of our combined Company for periods after the Merger’s closing date. For periods before the Merger’s closing date, our discussion of reportable subdivisions reflects only the operations of RG.  We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of our products to premium department stores, boutiques, retailers, specialty stores and international customers, and records expenses from sales and customer service departments, trade shows, warehouse distribution, product samples and customer service departments. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores and outlet stores and through our online retail sites at www.hudsonjeans.com and www.robertgraham.us.  Our Corporate and Other segment is comprised of expenses from corporate operations, which include the executive, finance, legal, information technology, accounting, human resources, design and production departments and general brand marketing and advertising expenses associated with our brands and includes revenue from trademark licensing agreements.

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly-owned subsidiaries, including Hudson from the date of the completion of the Merger, for the three months ended March 31, 2016 and 2015 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2016).  Our fiscal year end is December 31. Each fiscal year, as presented, is 52 weeks.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Amendment No. 1 to the Company’s Current Report on Form 8-K filed on March 29, 2016. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2016. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 — MERGER AND RELATED TRANSACTIONS

Effective upon consummation of the Merger, we changed our name to “Differential Brands Group Inc.” and effected the Reverse Stock Split. The Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock.  In connection with the Merger, on January 28, 2016, we completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of our preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $50 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the “Stock Purchase Agreement”), by and between us and TCP Denim, LLC.

We used the proceeds from the Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit and Term Credit Agreement to consummate the Merger and the transactions contemplated by the Merger Agreement.

Also in connection with the completion of Merger, on January 28, 2016, we completed the exchange of $38.1 million in the aggregate principal amount of outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of modified convertible notes (the “Modified Convertible Notes”), as contemplated by the rollover agreement, dated September 8, 2015 (the “Rollover Agreement”), between us and the holders of the convertible notes.

After the sale of our Joe’s® brand in September 2015, we retained and operated 32 Joe’s® brand retail stores. Pursuant to the terms of a separate agreement, we transferred 18 Joe’s® brand retail stores to the purchaser of the operating assets of our Joe’s® brand on January 28, 2016 for no additional consideration and closed the remaining 14 Joe’s® brand retail stores as of February 29, 2016.

See Notes 5 and 14 below for additional information about the lending arrangements entered into in connection with the Merger.

NOTE 3 — MERGER CONSIDERATION

We closed the Merger on January 28, 2016.  The Merger has been accounted for under the acquisition method of accounting assuming RG is the accounting acquirer. Under the acquisition method of accounting, the purchase price and the net assets acquired and liabilities assumed are recorded based on their estimated fair values as of the reporting date. The excess of purchase price over the net assets is recorded as goodwill. The valuations of intangible assets, income taxes and certain other items are preliminary. Management expects to finalize the purchase price allocations during fiscal 2016. We are in the process of completing the amounts assigned to assets and liabilities, acquired intangible assets and the related impact on goodwill for the acquisition.

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

The stock price used to determine the preliminary estimated purchase price is based on the closing price of our common stock as of January 28, 2016, which was $5.70. The equity consideration is based upon the assumption that 3,509,000 shares of common stock are outstanding, which includes our shares of common stock outstanding of 2,342,000 and 1,167,000 total aggregate shares of common stock issued to convertible noteholders upon the conversion of the convertible notes into shares of our common stock in accordance with the Rollover Agreement by and among us and the holders of convertible notes, pursuant to which we exchanged $38.1 million aggregate principal amount of outstanding convertible notes, representing 100% of the outstanding principal amount of convertible notes, together with all accrued and unpaid interest thereon, for a combination of approximately $8.6 million in cash, shares of our common stock, $0.10 par value per share, representing approximately 9.5% of our issued and outstanding common stock immediately after the Merger and related transactions and Modified Convertible Notes in the aggregate principal amount of approximately $16.5 million which, immediately after giving effect to the Merger and related transactions, would give the holders of the Modified Convertible Notes ownership of approximately 14.4% of the combined company on an as-converted, fully diluted basis.

The assets acquired in this acquisition consisted of tangible and intangible assets acquired and liabilities assumed. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities has been recorded as goodwill. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based upon cash flow and return on capital projections assuming integrations with our company; and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition. We have determined that the useful life of the acquired trade name asset is indefinite, and therefore, no amortization expense will initially need to be recognized. The useful life of the acquired customer relationships are finite and will be amortized over their useful lives. However, we will test the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired.

Under the purchase method of accounting, the total purchase price is allocated to the preliminary assets acquired and liabilities assumed based on their estimated fair values. We may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary purchase price allocation based on information available as of March 31, 2016 (in thousands, except per share data):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$2,092
Factored accounts receivable	6,719
Accounts receivable	336
Inventories	11,378
Prepaid expenses and other current assets	754
Property and equipment	356
Other assets	352
Accounts payable and accrued expenses	(16,310)
Line of credit	(4,683)
Deferred income tax liability	(9,974)
Other liabilities	(81)
Buy-out payable	(1,668)
Intangible assets acquired:
Trade names	32,300
Customer relationships	14,100
Net assets acquired	35,671
Goodwill created by the acquisition	4,759

Total consideration transferred	$40,430

Total Purchase Price
Cash paid to existing holders of convertible notes	$8,630
Fair value of Modified Convertible Notes transferred to the existing holders of convertible notes	11,800
Equity consideration to the Company’s common stockholders and existing holders of convertible notes (3,508,747 shares at $5.70)	20,000

Total Purchase Price	$40,430

The preliminary estimated fair value of the Modified Convertible Notes was determined by a third-party valuation specialist. The face value of the Modified Convertible Notes in the amount of $16,473,000 was discounted by $4,673,000 to arrive at the fair value of the Modified Convertible Notes. The discount was calculated based on the present values of the Modified Convertible Notes contractual cash flows.

The intangible assets acquired were recorded at fair value. Amortization of intangible assets with definite lives is provided for over their estimated useful lives. The life of the trade names is indefinite.

In addition, we incurred $3,280,000 of non-recurring expenses related to the Merger in the first quarter of fiscal 2016.

NOTE 4 — ADOPTION OF ACCOUNTING PRINCIPLES

In July 2015, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. ASU 2015-17 is effective for us beginning January 1, 2017. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our consolidated financial statements and related disclosures.

In April and March 2016, the FASB issued ASU 2016-10 and ASU 2016-08, respectively. ASU 2016-10 clarifies the implementation guidance on licensing and the identification of performance obligations considerations included in ASU 2014-09. ASU 2016-08 provides amendments to clarify the implementation guidance on principal versus agent considerations included in ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. We are evaluating the impact that this new guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within that reporting period. Early application is permitted. We have not yet adopted this update and we are currently evaluating the impact it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, which amends Topic 718, relating to employee share-based payment accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period.  Early application is permitted.  We have not yet adopted this ASU and are currently evaluating the impact it may have on our consolidated financial statements.

NOTE 5 — FACTORED ACCOUNTS AND RECEIVABLES

Factored accounts and receivables consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Non-recourse receivables assigned to factor	$20,564	$5,456
Client recourse receivables	740	637
Total receivables assigned to factor	21,304	6,093

Allowance for customer credits	(4,090)	(1,176)
Factor accounts receivable, net	$17,214	$4,917

Non-factored accounts receivable	$3,854	$2,392
Allowance for customer credits	(1,240)	(484)
Allowance for doubtful accounts	(605)	(72)
Accounts receivable, net of allowance	$2,009	$1,836

	$19,223	$6,753

Of the total amount of receivables sold by us as of March 31, 2016 and December 31, 2015, we hold the risk of payment of $740,000 and $637,000, respectively, in the event of non-payment by the customers.

A&R Factoring Agreement

In January 2016, in connection with the Merger with RG, we entered into the amended and restated deferred purchase factoring agreement with CIT, through our subsidiaries, Robert Graham Designs LLC and Hudson, (the “A&R Factoring Agreement”), which replaced all prior agreements relating to factoring and inventory security. The A&R Factoring Agreement provides that we sell and assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, we pay a factoring rate of (i) 0.20 percent for certain major department store accounts, (ii) 0.40 percent for all other accounts for which CIT bears the credit risk, subject to discretionary surcharges, and (iii) 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement. The A&R Factoring Agreement may be terminated by us upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

Under a deferred purchase factoring arrangement with CIT and other revolving and term credit facilities of RG prior to the Merger, these agreements were terminated in connection with the Merger.  Under the agreements, RG assigned trade accounts receivable to CIT with recourse. RG retained ownership of the assigned accounts receivable, until a triggering event occured, as defined in the agreement. RG paid fees ranging from 0.20% to 0.50% of the gross amount of the accounts receivable assigned, with an annual floor amount of $100.  See Note 14 below for further discussion of these and other RG debt arrangements prior to the Merger.

NOTE 6 — INVENTORIES, NET

Inventories are valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$27,247	$14,979
Finished goods consigned to others	1,311	69
Work in progress	229	—
Raw materials	244	305
	29,031	15,353
Less allowance for obsolescence and slow moving items	(1,636)	—
Inventories, net	$27,395	$15,353

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

In the three months ended March 31, 2016, we recorded a store impairment charge of $279,000 related to one of our RG retail stores.  Based on the operating performance of this store, we believe that we cannot recover the carrying value of property and equipment located at this store.

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

Our annual impairment testing date is December 31 of each year or when circumstances indicate their carrying value may not be recoverable.

Intangible assets as of March 31, 2016 consisted of the following (in thousands):

	Weighted Average	Gross	Accumulated	Net
	Lives	Amount	Amortization	Amount

Trade names	Indefinite	$58,337	$—	$58,337
Customer relationships	13 Years	33,900	6,589	27,311
Total		$92,237	$6,589	$85,648

Amortization expense related to the intangible assets acquired amounted to approximately $576,000 for the three months ended March 31, 2016.

NOTE 8 — RELATED PARTY TRANSACTIONS

Peter Kim

We entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Chief Executive Officer of our subsidiary, Hudson, in connection with the acquisition of Hudson. In connection with the Merger, we entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, a registration rights agreement, and a new employment and non-competition agreement with Mr. Kim.

Employment Agreements with Officers

We have entered into employment agreements with Michael Buckley, our Chief Executive Officer, Peter Kim and Hamish Sandhu, our Chief Financial Officer. The agreements have varying initial terms, but all contain automatic one-year renewals, unless terminated by either party, and provide for minimum base salaries adjusted for annual increases, incentive bonuses based upon the attainment of specified goals, and severance payments in the event of termination of employment, as defined in the employment contracts.

RG Purchases

We purchase orders from Texport Industries PVT Ltd, an entity affiliated with certain of our stockholders. During the three months ended March 31, 2016 and 2015, RG purchased from the affiliated entity merchandise for resale amounting to approximately $3,812,000 and $3,685,000, respectively, representing approximately 26% and 52%, respectively, of cost of goods sold. As of March 31, 2016 and 2015, approximately $4,040,000 and $3,889,000, respectively, was due to the affiliated entity and was included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

Warehousing and shipping

We utilize warehousing and shipping services from Creative Logistics Services, LLC, an entity affiliated with certain of our stockholders, under an agreement expiring in October 2017. Under the agreement, RG is charged a percentage of monthly net amounts invoiced. During the three months ended March 31, 2016 and 2015, warehousing and shipping services provided by the affiliated entity and charged to us amounted to approximately $416,000 and $439,000, respectively. As of March 31, 2016 and 2015, approximately $303,000 and $92,000, respectively, was due to the affiliated entity and was included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

License fees

We pay licensing fees to Robert Stock, one of our stockholders, based on net wholesale sales and royalty income from certain licenses as defined in his employment agreement. For the three months ended March 31, 2016 and 2015, licensing fees incurred to Mr. Stock were $46,000 and $52,000, respectively.

NOTE 9 — EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding options, shares issuable upon the assumed conversion of Modified Convertible Notes, Series A Preferred Stock and unvested restricted stock units (“RSUs”).  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	March 31, 2016	March 31, 2015

Basic (loss) earnings per share computation:
Numerator:
Net (loss) income and comprehensive (loss) income	$(5,508)	$557
Less: Preferred dividends	863
Net loss attributable to stockholders	(6,371)
Participating securities - Series A Preferred Stock	—
Net (loss) income attributable to common stockholders	$(6,371)	$557

Denominator:
Weighted average common shares outstanding	12,366	8,825

(Loss) earnings per common share - basic	$(0.52)	$0.06

Diluted (loss) earnings per share computation:
Numerator:
Net (loss) income and comprehensive (loss) income	$(5,508)	$557
Less: Preferred dividends	863
Net loss attributable to stockholders	(6,371)
Participating securities - Series A Preferred Stock	—
Net (loss) income attributable to common stockholders	$(6,371)	$557

Denominator:
Weighted average common shares outstanding	12,366	8,825
Effect of dilutive securities:
RSU’s, convertible securities and options	—	—
Dilutive potential common shares	12,366	8,825

(Loss) earnings per common share - dilutive	$(0.52)	$0.06

For the three months ended March 31, 2016, currently exercisable options, the Modified Convertible Notes, Series A Preferred Stock and unvested RSUs in the aggregate of 6,374,989 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2015, weighted average shares represent the number of shares issued to RG members in connection with the Merger.

Shares Reserved for Future Issuance

As of March 31, 2016, shares reserved for future issuance include: (i) 2,949 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 600,431 shares of common stock issuable upon the vesting of RSUs; and (iii) 1,476,075 shares of common stock issuable pursuant to the Modified Convertible Notes.

NOTE 10 — INCOME TAXES

We utilize the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification, (“ASC”) 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates.  Until the Merger on January 28, 2016, the Company was treated as a partnership for tax purposes.  Pursuant to this status, taxable income or loss of the Company is included in the income tax returns of its owners. Consequently, no federal income tax provision is recorded through the Merger date.  However, under state laws, certain taxes are imposed upon limited liability companies and are provided for.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance.  Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC 740. Pursuant to ASC 740, we excluded the deferred income tax liabilities associated with identified indefinite long lived intangible assets as a source of income. For the first quarter of fiscal 2016, based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of the Merger date on January 28, 2016 and as of March 31, 2016. In calculating the amount of deferred tax assets subject to a valuation allowance, we have excluded the deferred tax liabilities associated with our trademarks from that amount.  These intangible assets have an indefinite life and therefore, we cannot expect that the associated deferred tax liabilities will reverse over the same periods as our other net deferred tax assets.

Certain limitations may be placed on net operating loss carryforwards as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code.  In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years.  Additional changes in control in future periods could result in further limitations of our ability to offset taxable income.  Management believes that certain changes in control have occurred during this quarter which may have resulted in significant limitations on our net operating loss carryforwards. As all of net operating carryforwards subject to these limitations have been previously reduced by a valuation allowance, there was no material impact on our consolidated financial statements and related disclosures as a result of any limitation.

NOTE 11 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

On June 3, 2004, Differential adopted the 2004 Stock Incentive Plan (the “2004 Incentive Plan”) and in October 2011, Differential adopted an Amended and Restated 2004 Stock Incentive Plan (the “Restated Plan”) to update the 2004 Incentive Plan with respect to certain provisions and changes in the tax code since its original adoption.  Under the Restated Plan, the number of shares authorized for issuance is 227,500 shares of common stock after giving effect to the Reverse Stock Split.  After the adoption of the Restated Plan in October 2011, we no longer grant awards pursuant to the 2004 Incentive Plan; however, it remains in effect for awards outstanding as of the adoption of the Restated Plan.  Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The Restated Plan limits the number of shares that can be awarded to any employee in one year to 41,667.  The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the board of directors and/or our compensation committee.  The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and RSUs to our officers, directors and employees pursuant to our various plans.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us.  On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan.  As of March 31, 2016, no shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at March 31, 2016, there was a total of $707,000 of stock based compensation expense recognized during the three months ended March 31, 2016.

Exercise prices for all options outstanding as of March 31, 2016 were as follows (in actual amounts):

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life (Years)

$30.60	2,500	0.1
$11.40	444	8.8
	2,944	1.4

The following table summarizes stock option activity by plan for the three months ended March 31, 2016 (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	Restated Plan

Outstanding at December 31, 2015	—	—	—
Legacy Joe’s stock options assumed	2,944	2,500	444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at March 31, 2016	2,944	2,500	444

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	—	$—	—
Legacy Joe’s stock options assumed	2,944	27.70	1.4	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at March 31, 2016	2,944	$27.70	1.4	$—

As of March 31, 2016, there was $3,222,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the status of RSUs as of March 31, 2016, and changes during the three months ended March 31, 2016, are presented below (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2015	—	$—
Granted	645,938	6.08
Vested	—	—
Issued	(45,507)	11.16
Cancelled	—	—
Forfeited	—	—
Outstanding at March 31, 2016	600,431	$5.70

In the three months ended March 31, 2016, we granted 645,938 shares of RSUs and issued 45,507 shares of common stock to holders of RSUs.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease retail store locations and our corporate offices and warehouse under operating lease agreements expiring on various dates through 2026.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses.  Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6 percent to 8 percent, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. See Note 2 above for details related to the assignment of certain leases.

As of March 31, 2016, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2016	Remainder of the year	$5,143
2017		7,155
2018		6,733
2019		6,440
2020		6,528
Thereafter		24,634
		$56,633

Modified Convertible Notes and Credit Agreements

See Note 14 below for a further discussion on the commitments related to the Merger which included the issuance of the Modified Convertible Notes and the providing of the ABL Credit Agreement and Term Credit Agreement.

Advertising Agreements

In 2014, RG entered into certain agreements with an unrelated third party for advertising and sponsorship during 2015 and 2016.  The 2016 portion has subsequently been cancelled.  The amount charged to expense for these commitments was approximately $750,000 and $275,000 for the three months ended March 31, 2016 and 2015, respectively.

Letter of Credit

We maintain an irrevocable standby letter of credit for approximately $130,000 representing the deposit on RG’s New York City retail store, which expires on September 30, 2016.  In April 2016, the letter of credit was terminated.

Royalty Agreements

We have entered into various licensing agreements with unrelated third parties whereby the third parties may sell apparel and accessories bearing the RG and Hudson trademarks. The licensing agreements expire through 2020 and contain renewal options. The third parties are required to pay us royalties and advertising based upon specified percentages of net sales, as defined. Future minimum royalty incomes under the agreements are as follows (in thousands):

Year Ending December 31:
2016	Remainder of the year	$1,801
2017		2,808
2018		2,368
2019		1,518
2020		1,200
		$9,695

Litigation

We are a party to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. As part of its monitoring program for its intellectual property rights, from time to time, we file lawsuits in the U.S. and abroad for acts of trademark counterfeiting, trademark infringement, trademark dilution, patent infringement or breach of other state or foreign laws. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise the invalidity or unenforceability of our proprietary rights as affirmative defenses or counterclaims. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending proceedings, either individually or in the aggregate, would be material to our consolidated financial condition, results of operations or cash flows.

On a quarterly basis, we review our legal proceedings and claims and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. The liability we may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts we accrue, if at all. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.  While we express the above opinion of management, we give no assurance that our legal proceedings and claims would, individually or in the aggregate, not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 13 — SEGMENT INFORMATION

See Note 1 for more information about our reportable segments.  The following table contains summarized financial information concerning our reportable segments:

	Three months ended
	(in thousands)
	March 31, 2016	March 31, 2015
Net sales:
Wholesale	$25,577	$11,816
Consumer Direct	8,847	$6,518
Corporate and Other	499	614
	$34,923	$18,948

Gross profit:
Wholesale	$14,031	$6,263
Consumer Direct	5,829	$5,014
Corporate and Other	499	614
	$20,359	$11,891

Operating (loss) income:
Wholesale	$9,645	$4,830
Consumer Direct	(2,811)	237
Corporate and Other	(9,887)	(4,365)
	$(3,053)	$702

Capital expenditures:
Wholesale	$139	$53
Consumer Direct	612	933
Corporate and Other	58	79
	$809	$1,065

Total assets:
Wholesale	$62,637	$45,436
Consumer Direct	11,770	9,459
Corporate and Other	93,573	30,381
	$167,980	$85,276

NOTE 14 — DEBT AND PREFERRED STOCK

The five-year payment schedule of our term debt and line of credit (both of which are classified as long-term debt) and our Modified Convertible Notes is as follows (in thousands):

	Payments due by period
	(in thousands)
	Total	2016	2017	2018	2019	2020	Thereafter
Long term debt	$49,875	$375	$1,250	$2,500	$3,750	$5,000	$37,000
Line of credit	16,092	—	—	—	—	16,092	—
Convertible notes	16,473	—	—	—	—	—	16,473
Total	$82,440	$375	$1,250	$2,500	$3,750	$21,092	$53,473

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, our subsidiary RG entered into a $30 million revolving credit facility with JP Morgan Chase Bank (the “JPM Loan Agreement”) that was amended whereby $3.5 million of the revolving credit facility was reclassified to a term loan (the “Capex Loan”). Interest on the amounts borrowed pursuant to the JPM Loan Agreement was charged based on RG’s average balance and, at our management’s election, at the bank’s prevailing prime rate plus 0.75% or LIBO rate plus 2.25%, which was 2.6% at December 31, 2015. In January 2016, RG used the aggregate cash consideration received in the Merger to repay all of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with consummation of the Merger, we and certain of our subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility will be based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.

Certain of our domestic subsidiaries are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and the Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

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

The Term Facility includes mandatory prepayments customary for credit facilities of its nature, including, subject to certain exceptions: (i) 100% of the net cash proceeds from issuances of debt that is not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow, ranging from 50% to 0% depending on our senior leverage ratio. Outstanding loans under the Term Facility may be prepaid at any time at our option subject to customary “breakage” costs with respect to LIBO rate loans. Subject to certain exceptions, prepayments of loans under the Term Facility are subject to a prepayment premium of (i) 2.00% during the first year after the closing date and (ii) 1.00% during the second year after the closing date. The Revolving Facility is required to be prepaid to the extent extensions of credit thereunder exceed the applicable borrowing base. Outstanding loans under the Revolving Facility may be prepaid at any time at our option without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans.

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

Borrowings under the ABL Credit Agreement and Term Credit Agreement bear interest at a rate equal to either, at our option, an adjusted base rate or the LIBO rate (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varies based on our senior leverage ratio) range from 8.00% to 6.00% for base rate loans and 9.00% to 7.00% for LIBO rate loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBO rate loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility will be payable monthly in arrears.

The ABL Credit Agreement and Term Credit Agreement contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of us and our subsidiaries, to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly (beginning with the second fiscal quarter ending after the Closing Date), consisting of a maximum senior leverage ratio, a maximum net senior rent adjusted leverage ratio and a minimum fixed charge coverage ratio. The ABL Credit Agreement requires us to comply with a minimum fixed charge coverage ratio to be tested monthly if excess availability under the Revolving Facility is less than 10% of the lesser of the commitments under the Revolving Facility and the borrowing base or during specified events of defaults. If an event of default under a Credit Agreement occurs and continues, the commitments may be terminated and the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable.

Stock Purchase Agreement

In connection with the Merger, we entered into the Stock Purchase Agreement with TCP Denim, LLC pursuant to which we issued and sold to TCP Denim, LLC an aggregate of fifty thousand (50,000) shares of the Series A Preferred Stock, for an aggregate purchase price of $50 million in cash. The proceeds from the sale of Series A Preferred Stock were used to consummate the Merger. Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. Additionally, if our board of directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. For so long as a to-be-determined percent of the shares of the Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect three members of the board of directors, each of whom may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock have separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock are entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16 (after taking into account the 1-for-30 Reverse Stock Split).  During the first quarter of fiscal 2016, we accrued $863,000 for a dividend for the Series A Preferred Stock.

Hudson Convertible Notes

On September 8, 2015, we entered into a Rollover Agreement with the holders of convertible notes originally issued in connection with the acquisition of the Hudson Business, pursuant to which, on January 28, 2016, the holders contributed to us the original convertible notes in exchange for a combination of cash, equity and Modified Convertible Notes in connection with the closing of the Merger.

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (to be increased to 7% as of October 1, 2016 with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP (“Fireman”), which is payable 50% in cash and 50% in additional paid in kind notes; provided, however, that we may, in our sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of common stock, cash, or a combination of cash and common stock, at our election.

If we elect to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares equal to the conversion amount divided by the market price. The conversion amount is (a) the product of (i) the market price, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The market price is the average of the closing prices for the common stock over the 20 trading day period immediately preceding the notice of conversion. If we elect to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. We have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as it makes a pro rata prepayment on all of the Modified Convertible Notes.

The following table (in thousands) is a summary of the recorded value of the Modified Convertible Notes as of March 31, 2016. The value of the convertible note reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4,673,000 that was recorded on January 28, 2016, the issuance date.

Balance
March 31, 2016
Modified Convertible Notes - Face value	$16,473
Less: Original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest paid January 29, 2016 - March 31, 2016	—
Accumulated accretion of debt discounts	146
Modified Convertible notes value	$11,946

The following table (in thousands) is a summary of our total interest expense as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Contractual coupon interest	$1,120	$134
Amortization of discount and deferred financing costs	221	—
Total interest expense	$1,341	$134

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of Exchange Act, which represent our management’s beliefs and assumptions concerning future events based on information currently available to us. When used in this Quarterly Report  and in documents incorporated herein by reference, the words and phrases “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” “indicates,” “forecast,” “guidance,” “outlook,” “targets” and similar expressions and the negatives of such words and phrases are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the risk that we incurred substantial indebtedness in connection with the acquisition of RG, and it may be necessary to refinance or extend our indebtedness, which may decrease our business flexibility and adversely affect our financial results; the risk that we may default on the indebtedness we incurred to finance the acquisition of RG; the risk that we will be unsuccessful in integrating Hudson and RG and achieving our intended results as a result of such acquisitions; the risk that our foreign sourcing of our Hudson® and Robert Graham® products and the implementation of foreign production for Hudson’s products may adversely affect our business; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; the risks associated with leasing retail space and operating our own retail stores; the highly competitive nature of our denim and premium lifestyle apparel businesses in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; our reliance on a small number of large customers; our ability to implement successfully any growth or strategic plans; our ability to manage our inventory effectively; the risk of cyber attacks and other system risks; our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; competitive factors, including the possibility of major customers sourcing products overseas in competition with our products; the risk that acts or omissions by our third party vendors, including those to whom we license our brands, could have a negative impact on our reputation; the effect of the Merger on our financial results, business performance and product offerings; the risk that our credit ratings or those of our subsidiaries may be different from what we expect; the risk that our existing stockholders may be diluted if we choose to settle our Modified Convertible Notes by issuing shares of our common stock; and the risk factors contained in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act, including our annual report on Form 10-K for the year ended November 30, 2015 (the “2015 Form 10-K”), and in “Part II, Item 1A” of this Quarterly Report under the heading “Risk Factors.”

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Since we operate in a rapidly changing environment, new risk factors can arise and it is not possible for our management to predict all such risk factors, nor can our management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required by law.

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three-month periods ended March 31, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 and the notes thereto (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K filed with the SEC on March 30, 2016), as well as the unaudited condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories bearing the brand Hudson®, and the design, development, sales and licensing of apparel products and accessories bearing the brand name Robert Graham®. Hudson® was established in 2002, and is similarly recognized as a premier designer and marketer of women’s and men’s premium branded denim apparel. Robert Graham® can be described as “American Eclectic” and received the 2014 “Menswear Brand of the Year” award from the American Apparel & Footwear Association. Since its launch in 2001, Robert Graham® was created based upon the premise of introducing sophisticated, eclectic style to the fashion market as an American-based company with an intention of inspiring a global movement. We completed the acquisition of our Robert Graham® business on January 28, 2016, when we acquired all of the outstanding equity interests of RG.

Our Hudson® product line includes women’s, men’s and children’s denim jeans, pants, jackets and other bottoms. We sell our products under our Hudson® brand through our website and to numerous retailers, which include major department stores, specialty stores and international customers around the world. We continue to evaluate offering a range of products under the Hudson® brand name.

Robert Graham® offers a cohesive lifestyle collection that includes premium priced men’s knits, polos, t-shirts, sweaters, sport coats, outerwear, jeans, pants, shorts, swimwear, sport shirts and accessories. We also offer a line of women’s apparel, mainly in our Robert Graham® brand retail stores. Additionally, under our Robert Graham® product line, men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyeglasses and sunglasses, jewelry, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and we receive royalty payments based upon net sales from licensees. We sell our Robert Graham® brand in a limited manner in the international market. Because both businesses focus on design, development and marketing, we rely on third parties to manufacture our apparel products in both the Hudson® and Robert Graham® product lines.

Historically, until September 2015, we also had apparel products bearing the Joe’s® brand. Joe’s® was established in 2001 and the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. Our Joe’s® product line included women’s and men’s denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offered under our Joe’s® brand women’s handbags and clutches, women’s intimates, children’s products, shoes, belts and leather goods produced by us or under various license agreements and received royalty payments based upon net sales from licensees.

Asset Sale Relating to Joe’s Business and Merger with RG

During fiscal 2014 and 2015, we believed that our growth potential relied on the integration of the Hudson Business and Joe’s Business. However, we did not achieve the desired level of integration on our original timetable, and failed to meet certain financial covenants set forth in the Garrison Term Loan Credit Agreement. On November 6, 2014, we received a notice of default and demand for payment of default interest from Garrison under the Garrison Term Loan Credit Agreement, which resulted in our default under the terms of the CIT Revolving Credit Agreement and our separate factoring facility with CIT and prohibited us from making payments under other indebtedness. On February 10, 2015, we received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT.

Additionally, during the first half of fiscal 2015, our business was impacted by a decrease in overall sales in both our wholesale and retail segments. During fiscal 2014, our business was impacted by a decline in our overall Joe’s Business, but offset by the addition of sales from the acquisition of Hudson. On a comparative basis, sales of our men’s and women’s denim bottoms were, and continue to be, impacted by a weakening in the overall denim market, as consumer preference shifts to non-denim bottoms. Our Hudson® brand has been focused on designing new products in a variety of fits and washes with new and innovative fabrics to give the customer a reason to purchase a new pair of jeans.

On January 19, 2015, our then-President and Chief Executive Officer, Marc B. Crossman, resigned. As a result of the defaults under the various credit agreements and the resignation of our Chief Executive Officer, our board of directors determined that it was in the best interests of the Company and our stockholders to explore strategic alternatives to remedy the defaults with our lenders and to find a new chief executive officer to lead us. On September 8, 2015, we entered into various definitive agreements intended to provide a total solution to resolving the Company’s operational, financial and management issues, pursuant to which we agreed to the following: (i) the Asset Sale, later completed September 11, 2015, whereby we sold certain of our operating and intellectual property assets related to the Joe’s Business for a total of $80 million; (ii) the Merger Agreement, under which we agreed to combine our remaining business operated under the Hudson® brand with RG; (iii) the Stock Purchase Agreement, under which we agreed to issue and sell $50 million of our Series A Preferred Stock in a private placement to an affiliate of Tengram Capital Partners (“TCP”); (iv) the exchange of certain outstanding convertible notes for a combination of cash, shares of our common stock and certain Modified Convertible Notes; and (v) the appointment of a chief executive officer with public company experience.

On September 11, 2015, we completed the Asset Sale of (i) certain of our intellectual property assets used or held for use in the Joe’s Business for an aggregate purchase price of $67 million pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and among us, the IP Assets Purchaser (as defined above), and solely for the purpose of its related guarantee, Sequential Brands Group, Inc., a Delaware corporation (the “IP Asset Purchase Agreement”), and (ii) among other things, certain inventory and other assets and liabilities related to the Joe’s Business for an aggregate purchase price of $13 million pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and between us and the Operating Assets Purchaser (as defined above) (the “Operating Asset Purchase Agreement”). The proceeds of the Asset Sale were used to repay all of our indebtedness outstanding under the Garrison Term Loan Credit Agreement and a portion of our indebtedness outstanding under our revolving credit agreement. As a result, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015 and we entered into the CIT Amended and Restated Revolving Credit Agreement, which provided for a maximum credit availability of $7.5 million and waived certain defaults. On January 28, 2016, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with our entering into (i) the ABL Credit Agreement and security agreement with Wells Fargo Bank, National Association, as lender, and (ii) the Term Credit Agreement and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto. The aggregate cash consideration received was reduced by $19.0 million to repay all of RG’s outstanding loans and indebtedness under its revolving credit agreement with J.P. Morgan Chase Bank, N.A.

On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of RG, as contemplated by the Merger Agreement, by and among RG, Merger Sub and us, for an aggregate of $81.0 million in cash and 8,825,461 shares of our common stock (after giving effect to the Reverse Stock Split (as defined above and discussed below)). Pursuant to the Merger Agreement, among other things, our Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly-owned subsidiary.

Effective upon consummation of the Merger, we changed our name to “Differential Brands Group Inc.” and completed the Reverse Stock Split, such that each 30 shares of our issued and outstanding common stock were reclassified into one share of our issued and outstanding common stock. The Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of our common stock in order to maintain our listing on NASDAQ.

In connection with the Merger, on January 28, 2016, we completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of our Series A Preferred Stock for an aggregate purchase price of $50 million in cash, as contemplated by our Stock Purchase Agreement with TCP Denim, LLC. We used the proceeds from the Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit Agreement and Term Credit Agreement to, among other things, consummate the Merger and the transactions contemplated by the Merger Agreement.

After the closing of the Operating Asset Purchase Agreement and the IP Asset Purchase Agreement on September 11, 2015, we retained and operated 32 Joe’s® brand retail stores, of which we transferred 18 retail stores to the Operating Assets Purchaser on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed. The Operating Assets Purchaser supplied Joe’s® branded merchandise to the retail stores for resale under a license from the IP Assets Purchaser. The Joe’s® retail stores which Differential retained after the Merger until their closure later in the first quarter of fiscal 2016 are reported as part of the operations of the post-Merger combined Company in this management’s discussion and analysis.

Reportable Segments

We view our business and measure performance based on three primary segments: Wholesale, Consumer Direct and Corporate and Other. Before its Merger with RG, Differential operated its Hudson Business and Joe’s Business using Wholesale and Retail (which we have renamed Consumer Direct) as its two reportable segments. Because RG has been accounted for as the accounting acquirer as a result of the Merger, we have adopted RG’s three subdivisions as our reportable segments for all operations of our combined Company for periods after the Merger’s closing date. For periods before the Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.

Wholesale

As of March 31, 2016 and 2015, our Wholesale segment was comprised of sales of Robert Graham® products to leading nationwide premium department stores, specialty retailers and boutiques and select off-price retailers (“Off-Price”), and, following the closing of the Merger Agreement on January 28, 2016 and as of March 31, 2016, was also comprised of sales of Hudson® products to retailers, specialty stores and international and off-price customers. Additionally, our Wholesale segment included expenses from our sales and customer service departments, trade shows, warehouse distribution and product samples associated with, as of March 31, 2015 and 2016, our Robert Graham® product line and, following the closing of the Merger Agreement on January 28, 2016 and as of March 31, 2016, our Hudson® product line. Domestically, we sell our Hudson® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Internationally, we sell our products to customers in various countries.

We measure performance of our Wholesale segment primarily based on the diversity of product classifications and number of retail “doors” that sell our products within existing accounts as well as our ability to selectively expand into new accounts having retail customers carrying similar premium-priced products. While growth in our Wholesale segment has been relatively flat since the beginning of 2013 as we have focused on growing our higher margin Consumer Direct segment, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors within existing accounts, selectively expanding into new accounts and continued installation of shop-in-shops. International expansion largely through wholesale distributors and licensees is also a strategy that we are pursuing.

Consumer Direct

As of March 31, 2016 and 2015, our Consumer Direct segment was comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores and through our retail internet site located at www.robertgraham.us. As this segment generates higher gross margins and provides us greater control of our brand, product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of March 31, 2016, including 18 full price stores and 12 outlet stores. Additionally, during the second quarter of fiscal 2016, we have opened one new Robert Graham® retail store.  We have signed a lease for a store we expect to open in October of 2016 and have terminated the lease for one of our New York stores that will close in June 2016.  We have also expanded the ecommerce part of the Consumer Direct segment by creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the Merger Agreement on January 28, 2016 and as of March 31, 2016, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our online retail site at www.hudsonjeans.com and revenues from the 14 Joe’s® brand retail stores which we owned and operated until they all closed as of February 29, 2016.

We measure performance of our Consumer Direct segment primarily based on the profitability of our stores, as well as our ability to attract and retain customers in our ecommerce business and the conversion rates on our website. The opening of new stores requires significant capital investment prior to generating revenue. Given our plans to continue to expand our retail footprint, near term operating results could be adversely affected and we will need to closely manage our liquidity and capital resources.

Corporate and Other

As of March 31, 2016 and 2015, our Corporate and Other segment was comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eye and sun glasses, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Following the closing of the Merger on January 28, 2016, our Corporate and Other segment also included licensing revenue from our children’s licensee for the sale of our Hudson® children’s product line.  Our Corporate and Other segment also encompassed our corporate operations, including the design, production, general brand marketing and advertising, operations, information technology, accounting, executive, legal and human resources departments associated with, as of March 31, 2016 and March 31, 2015, our Robert Graham® product line and, following the closing of the Merger Agreement on January 28, 2016 and as of March 31, 2016, our Hudson® product line. Similar to our Wholesale segment, we measure performance of our Corporate and Other segment primarily based on our licensees’ ability to sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories.

Seasonality

Our business is partly seasonal. For our Robert Graham® products, the fourth quarter is the strongest quarter for sales within our Consumer Direct segment, and the greatest volume of shipments are made in late summer through early fall and again in late winter and early spring. For our Hudson® products, historically, the majority of the marketing and sales orders have taken place from late fall to late spring, and the greatest volumes of shipments and actual sales have generally been made from summer through early fall. Accordingly, the cash flows of our Robert Graham Business and Hudson Businesses may be strongest in those respective periods.  Due to the partial seasonality of our business, as well as the evolution and changes in our business and product mix, including the sale of the Joe’s Business and the Company’s acquisition of the Robert Graham Business, our quarterly results are not necessarily indicative of the results for the next quarter or year. Furthermore, because of the growing number of full-price retail and outlet stores opened at different points during the past few fiscal years, we continue to assess the seasonality of our business on our retail segment and the potential impact of our retail stores on our financial results. Since we have opened most of our Robert Graham® brand stores in the last three years, we are still evaluating their performance.

For 2016, we believe that our growth drivers will be dependent upon successful integration of the Robert Graham Business with the Hudson Business as a result of the Merger, which includes reducing expenses and achieving synergies as a result of the Merger. Other growth drivers include cost-saving measures related to the operation of our Hudson Business and the performance of each of our Hudson Business and our Robert Graham Business. Overall, we see opportunities for continued margin enhancement if we are successful in growing our three segments. In particular, we see opportunity to improve product sourcing through growing economies of scale and to further enhance gross margins as we continue to increase the proportion of our business derived from our Consumer Direct segment. No assurances can be given that these or other actions will result in increased profitability.

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

	Three months ended
	(in thousands )
	March 31, 2016	March 31, 2015	$ Change	% Change

Net sales	$34,923	$18,948	$15,975	84%
Cost of goods sold	14,564	7,057	7,507	106%
Gross profit	20,359	11,891	8,468	71%
Gross margin	58%	63%	(4)%	(7)%

Selling, general and administrative	21,771	10,292	11,479	112%
Depreciation and amortization	1,362	897	465	52%
Retail stores impairment	279	—	279	—
Operating (loss) income	(3,053)	702	(3,755)	535%

Interest expense	1,341	134	1,207	901%
(Loss) income before taxes	(4,394)	568	(4,962)	(874)%

Income tax provision (benefit)	1,114	11	1,103	10,027%
Net (loss) income and comprehensive (loss) income	$(5,508)	$557	$(6,065)	(1,089)%

Three Months Ended March 31, 2016 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(in thousands )
	March 31, 2016	March 31, 2015	$ Change	% Change
Net sales:
Wholesale	$25,577	$11,816	$13,761	116%
Consumer Direct	8,847	6,518	2,329	36%
Corporate and Other	499	614	(115)	(19)%
	$34,923	$18,948	$15,975	84%

Gross profit:
Wholesale	$14,031	$6,263	$7,768	124%
Consumer Direct	5,829	5,014	815	16%
Corporate and Other	499	614	(115)	(19)%
	$20,359	$11,891	$8,468	71%

Operating (loss) income:
Wholesale	$9,645	$4,830	$4,815	100%
Consumer Direct	(2,811)	237	(3,048)	(1,286)%
Corporate and Other	(9,887)	(4,365)	(5,522)	127%
	$(3,053)	$702	$(3,755)	(535)%

For the three months ended March 31, 2016, or the first quarter of fiscal 2016, our net sales increased to $34,923,000 from $18,948,000 for the three months ended March 31, 2015, or the first quarter fiscal 2015, an 84 percent increase.  We had an operating loss of $3,053,000 compared to operating income of $702,000 for the first quarter of fiscal 2015.

Net Sales

Our overall net sales increased to $34,923,000 for the first quarter of fiscal 2016 from $18,948,000 for the first quarter of fiscal 2015, an 84 percent increase. This increase in our net sales was primarily attributed to the addition of $16,934,000 in sales from our Hudson® brand and $1,208,000 in sales from our Joe’s® brand retail stores, which we operated until their assignment in January 2016 or closure in February 2016.

Wholesale net sales increased to $25,577,000 for the first quarter of fiscal 2016 from $11,816,000 for the first quarter of fiscal 2015, a 116 percent increase. This increase in our Wholesale net sales was primarily attributed to the addition of $16,401,000 in wholesale sales from our Hudson® brand, which was offset by a decrease in wholesale sales from Robert Graham during the comparative period.

Consumer Direct net sales increased to $8,847,000 for the first quarter of fiscal 2016 from $6,518,000 for the first quarter of fiscal 2015, a 36 percent increase. This increase in our Consumer Direct net sales was primarily attributed to the addition of $1,208,000 in sales from our Joe’s® retail stores and $533,000 from our Hudson® ecommerce business. Our Robert Graham Consumer Direct net sales also increased for the first quarter of fiscal 2016 due to the opening of nine new stores during fiscal 2015.

Our net sales also include $499,000 of licensing revenue in our Corporate and Other segment for the first quarter of fiscal 2016 from $614,000 for the first quarter of fiscal 2015, a 19 percent decrease, due to lower revenues from existing licensees.

Gross Profit

Our gross profit increased to $20,359,000 for the first quarter of fiscal 2016 from $11,891,000 for the first quarter of fiscal 2015, a 71 percent increase. This increase in our gross profit was primarily attributed to the addition of $9,214,000 in gross profit from our Hudson® brand and $56,000 in gross profit from our Joe’s® retail stores.

Our overall gross margin was 58 percent for the first quarter of fiscal 2016 compared to 63 percent for the first quarter of fiscal 2015, a decrease of 500 basis points, and was a result of the addition of Hudson’s wholesale business which generates a lower gross margin than Robert Graham.

Our Wholesale gross profit increased to $14,031,000 for the first quarter of fiscal 2016 from $6,263,000 for the first quarter of fiscal 2015, a 124 percent increase.  This increase was primarily driven by an additional $8,806,000 in gross profit from the Hudson wholesale business.

Our Consumer Direct gross profit increased to $5,829,000 for the first quarter of fiscal 2016 compared to $5,014,000 for the first quarter of fiscal 2015, a 16 percent increase, driven primarily by the increase in sales as a result of opening nine new stores during fiscal 2015 and the addition of $408,000 from Hudson’s ecommerce business.

Our Corporate and Other gross profit decreased to $499,000 for the first quarter of fiscal 2016 compared to $614,000 for the first quarter of fiscal 2015, a 19 percent decrease, due to lower revenues from existing licensees.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $23,412,000 for the first quarter of fiscal 2016 from $11,189,000 for the first quarter of fiscal 2015, a 109 percent increase.  Our SG&A expense increase was mainly attributable to the addition of the Hudson® brand as a result of the Merger and the operating expenses related to the Joe’s® branded retail stores, which we operated until their closure in February 2016.  In addition, we incurred $3,280,000 of non-recurring expenses related to the Merger  in the first quarter of fiscal 2016 and $1,342,000 of operating expenses related to the continued operation of certain Joe’s® branded retail stores until their closure on February 29, 2016.

Our SG&A includes expenses related to employee and employee related benefits, sales commissions, warehousing and freight, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, depreciation and amortization and retail store impairment.

Our Wholesale SG&A expense increased to $4,386,000 for the first quarter of fiscal 2016 from $1,433,000 for the first quarter of fiscal 2015, or a 206 percent increase.  Our Wholesale SG&A expense increase was mainly attributable to the addition of $2,909,000 in SG&A expense stemming from Hudson’s wholesale operations.

Our Consumer Direct SG&A expense increased to $8,640,000 for the first quarter of fiscal 2016 from $4,777,000 for the first quarter of fiscal 2015, an 81 percent increase.  Our Consumer Direct SG&A expense increased mostly due to costs associated with the operation of Joe’s® brand retail stores, which we operated until their assignment in January 2016 or closure in February 2016, costs associated with the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and costs related to the termination agreement for a lease for one Robert Graham® brand retail store that was signed during the quarter and will close in June 2016.

Our Corporate and Other SG&A expense increased to $10,386,000 for the first quarter of fiscal 2016 from $4,979,000 for the first quarter of fiscal 2015, a 109 percent increase.  Our Corporate and Other SG&A expense includes general overhead associated with our operations as well as professional advisor fees incurred in connection with the Merger.  Our increase in SG&A expense was attributable to the addition of $2,068,000 in Hudson’s corporate operating expenses and $3,280,000 of transaction expenses related to the Merger.

Operating (Loss) Income

We had operating loss of $3,053,000 for the first quarter of fiscal 2016 compared to operating income of $702,000 for the first quarter of fiscal 2015.

Our Wholesale operating income increased to $9,645,000 in the first quarter of fiscal 2016 from $4,830,000 for the first quarter of fiscal 2015, a 100 percent increase, primarily due to the addition of operating income of $5,897,000 attributable to the Hudson Business.

Our Consumer Direct segment had operating loss of $2,811,000 for the first quarter of fiscal 2016 compared to operating income of $237,000 for fiscal quarter 2015, a 1,286 percent decrease, primarily due to operating losses from the Joe’s® brand retail stores and costs related to the termination of a lease for one Robert Graham® brand retail store during the quarter.

Corporate and Other operating loss increased to $9,887,000 for the first quarter of fiscal 2016 from $4,365,000 for the first quarter of fiscal 2015, a 127 percent increase, mainly due to the additional costs related to Corporate amd Other SG&A expense described above.

Interest Expense

Our interest expense increased to $1,341,000 for the first quarter of fiscal 2016 from $134,000 for the first quarter of fiscal 2015.  Our interest expense for the first quarter of fiscal 2016 is primarily associated with interest expense from our Credit Facilities and Modified Convertible Notes, paid in kind interest from our Modified Convertible Notes and amortization of debt discounts and deferred financing costs.

Income Tax Provision (Benefit)

Our effective tax rate from operations was an expense of negative 25 percent for the first quarter of fiscal 2016 compared to an expense of 2 percent for the first quarter of fiscal 2015.  The decreased effective tax rate for the first quarter of fiscal 2016 was primarily due to us becoming subject to entity level income tax during the first quarter of fiscal 2016 as a consequence of the Merger, increased estimated current year taxes, an increase to our deferred tax liabilities associated with indefinite lived intangible assets and the loss from operations incurred during the first quarter of fiscal 2016. This tax expense consisted of current tax expenses and deferred taxes associated with our deferred tax liability for indefinite lived intangible assets.

As our subsidiary RG is a limited liability company, until the Merger on January 28, 2016, it paid taxes only in some jurisdictions since income was generally taxed directly to its members and most taxes were paid directly by its members on the income of RG. However, since some jurisdictions do not recognize the limited liability company status, they required taxes to be paid by RG.  After the transaction, all of our entities are subject to corporate entity level taxes as the transaction resulted in a status change.

Net Income (Loss) and Comprehensive Income (Loss)

We generated a net loss and comprehensive loss of $5,508,000 for the first quarter of fiscal 2016 compared to net income and comprehensive income of $557,000 for the first quarter of fiscal 2015.  The primary reason for our net loss for the first quarter of fiscal 2016 was due to transaction expenses associated with the Merger, expenses related to the continued operation of certain Joe’s® branded retail stores until their closure on February 29, 2016 and expenses related to the lease termination for one Robert Graham retail store that we will close in June 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from the collection of Wholesale accounts receivable, both factored and non-factored; (ii) collections from sales through our Consumer Direct segment by payment either in cash or credit; (iii) licensee fees collected from licensees; and (iv) the proceeds of our various credit facilities described below. Cash is used to make payments on our Credit Facilities, pay interest on our Modified Convertible Notes and pay for inventories, all other cash expenses of the Company’s business and the purchase of property and equipment.

At March 31, 2016 and December 31, 2015, our cash balance was $11,351,000 and $1,966,000, respectively. For the three months ended March 31, 2016, we used $15,966,000 of cash flow from operations to fund our working capital and pay for Merger related costs that were incurred during the quarter.  Cash flow generated from financing activities totaled $31,332,000 and was comprised of $50,000,000 from the issuance of Series A Preferred Stock and $64,383,000 in funds from our Credit Facilities, net of financing costs and we used: (i) $23,348,000 to repay our CIT Amended and Restated Revolving Credit Agreement and the JPM Loan Agreement; (ii) $58,218,000 to redeem the units held by our RG members; and (iii) $1,366,000 as a distribution to RG members.  We used: (i) $809,000 in investing activities for the purchase of property and equipment, and (ii) $8,630,000 to pay the existing holders of convertible notes pursuant to the Rollover Agreement, net of cash on hand as of the date of the Merger of $2,092,000.  At March 31, 2016, the JPM Loan Agreement and the CIT Amended and Restated Revolving Credit Agreement were each fully repaid using the proceeds of the cash consideration given to RG in the Merger in January 2016.

For the remainder of fiscal 2016, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest required to be made under our existing Credit Facilities and our Modified Convertible Notes; (iii) working capital necessary to fund inventory purchases; (iv) integration and other costs associated with the Merger; and (v) financing extensions of trade credit to our customers.  We anticipate funding our operations through working capital by: (i) generating cash flows from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing the proceeds from our existing Credit Facilities.

Based on our cash on hand, cash flow from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2016. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations. Significant changes in the rate of inflation in the future may, however, affect certain expenses, including employee compensation, and we may not be able to successfully recover such increased costs from customers.

Credit Agreements and Other Financing Arrangements

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, our subsidiary RG entered into a $30 million JPM Loan Agreement, a revolving credit facility with JP Morgan Chase Bank, which was later amended such that $3.5 million of the revolving credit facility was reclassified to the Capex Loan, a term loan. Interest on the amounts borrowed pursuant to the JPM Loan Agreement was charged based on RG’s average balance and, at our management’s election, at the bank’s prevailing prime rate plus 0.75% or LIBO rate plus 2.25%, which was 2.6% at December 31, 2015. As a result of the Capex Loan, the maximum amount available under the JPM Loan Agreement’s revolving credit facility was reduced to $26.5 million. The remaining revolving credit facility under the JPM Loan Agreement provided for borrowings based on an amount not to exceed the sum of (i) 85% of eligible accounts receivable, (ii) 90% of eligible credit card receivables, (iii) 70% of eligible wholesale inventory, (iv) 75% of eligible retail inventory, and (v) the trademark component, as defined in the JPM Loan Agreement, minus outstanding principal amount of Capex Loan, and minus reserves. In January 2016, RG used the aggregate cash consideration received in the Merger to repay all of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

At March 31, 2016 and December 31, 2015, the outstanding indebtedness under the Capex Loan portion of the loan amounted to $0 and $1,653,000, respectively. At December 31, 2015, the outstanding indebtedness under the revolving credit facility portion of the loan amounted to $17,013,000.

Hudson Convertible Notes

On September 8, 2015, the Company entered into the Rollover Agreement with the holders of convertible notes originally issued in connection with the acquisition of the Hudson Business, pursuant to which, on January 28, 2016, the holders of the notes contributed the notes to the Company in exchange for the following:

•                  1,167,317 shares of common stock;

•                  a cash payment of approximately $8.6 million, before expenses; and

•                  an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes.

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (to be increased to 7% as of October 1, 2016 with respect to the Modified Convertible notes issued to Fireman), which is payable 50% in cash and 50% in additional paid in kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

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

Revolving Credit Agreement and Factoring Agreement with CIT

In connection with the Asset Sale in September 2015, we entered into the CIT Amended and Restated Revolving Credit Agreement, which amended and restated the revolving credit agreement between us and CIT, dated as of September 30, 2013, and repaid a portion of the outstanding indebtedness under the credit agreement. On January 28, 2016, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into the ABL Credit Agreement and Term Credit Agreement (each as discussed below).

In December 2013, our subsidiary RG entered into a deferred purchase factoring arrangement and loan agreement with CIT. Under the agreement, RG assigned trade accounts receivable to a commercial factor with recourse, while retaining ownership of the assigned accounts receivable until the occurrence of a specified triggering event. RG paid fees ranging from 0.20% to 0.50% of the gross amount of the accounts receivable assigned, with an annual floor amount of $100,000. In January 2016, in connection with the Merger with RG, we terminated our deferred purchase factoring arrangement and loan agreement and entered into our A&R Factoring Agreement pursuant to which we sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, we pay a factoring rate of (i) 0.20 percent for certain major department store accounts, (ii) 0.40 percent for all other accounts for which CIT bears the credit risk, subject to discretionary surcharges, and (iii) 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement. The A&R Factoring Agreement may be terminated by us upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with the closing of the Merger Agreement, we and certain of our subsidiaries entered into (i) the ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) the Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent, and the lenders party thereto. In connection with entering into the ABL Credit Agreement and the Term Credit Agreement, we repaid all amounts outstanding under the CIT Amended and Restated Revolving Credit Agreement discussed above.

The ABL Credit Agreement provides for the Revolving Facility with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for the Term Facility in an aggregate principal amount of $50 million. The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility will be based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

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

The Term Facility includes mandatory prepayments customary for credit facilities of its nature, including, subject to the following exceptions: (i) 100% of the net cash proceeds from issuances of debt that is not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow, ranging from 50% to 0% depending on our senior leverage ratio. Outstanding loans under the Term Facility may be prepaid at any time at our option subject to customary “breakage” costs with respect to LIBO rate loans. Subject to certain exceptions, prepayments of loans under the Term Facility are subject to a prepayment premium of (i) 2.00% during the first year after the closing date and (ii) 1.00% during the second year after the closing date. The Revolving Facility is required to be prepaid to the extent extensions of credit thereunder exceed the applicable borrowing base. Outstanding loans under the Revolving Facility may be prepaid at any time at our option without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans.

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

Borrowings under the ABL Credit Agreement and the Term Credit Agreement bear interest at a rate equal to either, at our option, an adjusted base rate or the LIBO rate (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varies based on our senior leverage ratio) range from 6.00% to 8.00% for base rate loans and 7.00% to 9.00% for LIBO rate loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBO rate loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility will be payable monthly in arrears.

The ABL Credit Agreement and the Term Credit Agreement contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of us and our subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly (beginning with the second fiscal quarter ending after the closing date), consisting of a maximum senior leverage ratio, a maximum net senior rent adjusted leverage ratio and a minimum fixed charge coverage ratio. The ABL Credit Agreement requires us to comply with a minimum fixed charge coverage ratio to be tested monthly if excess availability under the Revolving Facility is less than 10% of the lesser of the commitments under the Revolving Facility and the borrowing base or during specified events of defaults. If an event of default under one of the ABL Credit Agreement and the Term Credit Agreement occurs and continues, the commitments may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable.

Contractual Obligations

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the accounting policies discussed in Note 3 to our audited consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K filed with the SEC on March 30, 2016) are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Sales from our wholesale operations are recorded when the title to the goods is transferred to the customer, which is generally when we ship products to our customers. Provisions for product returns, allowances and other adjustments are recorded in the period the related sales are recognized.

Sales from our retail operations are recognized at the time the customer takes possession of the related merchandise. Sales from our ecommerce business are recognized when the merchandise is shipped to the customer. We record retail sales net of sales taxes collected from retail customers and estimates for future returns.

We earn royalties on the licensing of the use of its intellectual property in connection with certain products produced and sold by outside vendors. Royalties from licensing are recognized when earned and deemed collectible, and are included in net sales.

Accounts Receivable, and Allowance for Doubtful Accounts and Reserves

Accounts receivable, including royalties, are stated at the amount we expect to collect. We maintain reserves for customer returns and markdowns and estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial conditions of our customers deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, we provide for an allowance for doubtful accounts. Balances that remain outstanding after we have made reasonable collection efforts are written off.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. Inventory cost components consist of purchase price of finished product plus duties, freight, purchase commissions, brokerage and cartage. Inventory reserves have been established for excess and obsolete items, if necessary.

Valuation of Goodwill and Other Long-lived and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of trademarks. Goodwill and trademarks are not being amortized in accordance with the provisions of the Financial Accounting Standards Board’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment testing date is December 31.

We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying basis for determining whether it is necessary to perform goodwill impairment testing.

The quantitative goodwill impairment test, if necessary, is a two-step process. Under the first of two steps, we compare the fair value of a reporting unit to its carrying amount, including goodwill, to identify a potential impairment. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for such reporting unit and the enterprise must perform step two of the impairment test to measure the impairment, if any. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation: the fair value of the reporting unit is allocated to all assets and liabilities of that unit (including any unrecognized intangible assets) and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

We primarily use discounted expected future cash flows (Level 3 input), or DCF, to test goodwill. Indefinite-lived intangible assets are tested for impairment through an income approach known as the relief from royalty method. A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in DCF and the relief from royalty method require the exercise of significant judgment including judgment about appropriate royalty rates, discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Although we believe the historical assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.

Amortizable intangible assets (customer relationships) are reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts exceed fair values as described under the long-lived assets paragraph above.

Amortization of our customer relationships is computed using the straight-line method over an estimated useful life of 15 years.

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

Recent Accounting Pronouncements

See Note 4 to our unaudited condensed consolidated financial statements in “Part I, Item 1. Financial Statements” of this Quarterly Report regarding new accounting pronouncements.

Where You Can Find Other Information

Our corporate website is www.differentialbrandsgroup.com. Information contained on our website is not incorporated into this Quarterly Report. We make available on or through our website, without charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available for at the SEC’s website at www.sec.gov. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

Item 3.                   Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4.                   Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  In addition, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in our reports under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                   Legal Proceedings.

We are party to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. For more information, see Note 12 to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Quarterly Report.

Item 1A.                Risk Factors.

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2015 Form 10-K.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table includes information regarding purchases of our common stock made by us during the three months ended March 31, 2016 (in actual amounts).

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2016 — January 31, 2016	10	$5.70	—		$—
February 1, 2016 — February 29, 2016	—	$—	—		$—
March 1, 2016 — March 31, 2016	—	$—	—		$—
Total/Average	10	$5.70		$

(1)                                 Effective upon consummation of the Merger, we effected the Reverse Stock Split of our issued and outstanding common stock whereby 30 shares of our issued and outstanding common stock were reclassified into one share of our issued and outstanding common stock. On January 28, 2016, our board of directors approved the redemption of all fractional shares of our common stock that remained following effectuation of the Reverse Stock Split. These purchases represent the Company’s redemption of fractional shares of common stock that remained following effectuation of the Reverse Stock Split that occurred on January 28, 2016.  Additionally, in connection with the Merger, on January 28, 2016, we completed the exchange of our outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes, as contemplated by the Rollover Agreement, dated September 8, 2015, between us and the holders of our convertible notes, which was a privately negotiated transaction. For more information on the Merger, see “Explanatory Note” and Notes 1, 2 and 3 in “Part I, Item 1. Financial Statements” above.

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

Item 6.   Exhibits.

Exhibit No.	Description	Document if Incorporated by Reference
2.1*	First Amendment to Asset Purchase Agreement, dated as of January 28, 2016, by and between the Company and GBG USA Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2016

3.1	Eighth Amended and Restated Certificate of Incorporation of Differential Brands Group Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2016

4.1	Specimen Common Stock Certificate of Differential Brands Group Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2016

4.2	Certificate of Designation of Preferred Stock of Differential Brands Group Inc.	Exhibit 4.2 to the Current Report on Form 8-K filed on January 29, 2016

4.3	Form of Subordinated Convertible Note of Differential Brands Group Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on January 29, 2016

10.1	Registration Rights Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and the investors named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2016

10.2

Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, and Wells Fargo Bank, National Association, as lender

Exhibit 10.2 to the Current Report on Form 8-K filed on January 29, 2016

10.3

Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Exhibit 10.3 to the Current Report on Form 8-K filed on January 29, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*              Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally a copy of any omitted schedule to the SEC upon request.

**           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIFFERENTIAL BRANDS GROUP INC.

May 16, 2016	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer (Principal Executive Officer)

May 16, 2016	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
2.1*	First Amendment to Asset Purchase Agreement, dated as of January 28, 2016, by and between the Company and GBG USA Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2016

3.1	Eighth Amended and Restated Certificate of Incorporation of Differential Brands Group Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2016

4.1	Specimen Common Stock Certificate of Differential Brands Group Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2016

4.2	Certificate of Designation of Preferred Stock of Differential Brands Group Inc.	Exhibit 4.2 to the Current Report on Form 8-K filed on January 29, 2016

4.3	Form of Subordinated Convertible Note of Differential Brands Group Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on January 29, 2016

10.1	Registration Rights Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and the investors named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2016

10.2

Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, and Wells Fargo Bank, National Association, as lender

Exhibit 10.2 to the Current Report on Form 8-K filed on January 29, 2016

10.3

Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Exhibit 10.3 to the Current Report on Form 8-K filed on January 29, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*              Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally a copy of any omitted schedule to the SEC upon request.

**           Furnished herewith.