Form 10-Q/A
period 2016-03-31
Differential Brands Group Inc.
filed 2016-08-16
CIK 844143

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2016 was 13,082,659.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL INFORMATION

Background and Effects of Restatement

Differential Brands Group Inc. (“we,” “us,” “our,” the “Company” or “Differential”) is filing this Amendment No. 1 to Form 10-Q (the “Amendment”) to amend and restate its quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 (the “Original Form 10-Q”) filed with the United States Securities and Exchange Commission (the “SEC”) on May 16, 2016 (the “Original Filing Date”). In filing this Amendment, the Company restates its previously issued unaudited condensed consolidated financial statements, financial data and related disclosures for the quarterly period ended March 31, 2016 (the “Q1 2016 Financial Statements”) to: (i) reflect the correct accounting for classifying as discontinued operations the Company’s former Joe’s® retail business operations (the “Joe’s Business”), which were exited in the first quarter of 2016; (ii) correct errors related to the incorrect accrual of dividends on the Company’s preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”); and (iii) correctly calculate earnings per share; (iv) reclassify cash advances received from customers; (v) include disclosures of non-cash information in the Company’s statements of cash flows; and (vi) include additional disclosures of accounting policies, earnings per share calculated under the two-class method, pro forma financial information, certain related party transactions, information regarding goodwill and intangible assets and the fair value of financial instruments.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2016, on August 10, 2016, the board of directors of the Company (the “Board”), in consultation with management concluded that: (i) the Company’s previously issued Q1 2016 Financial Statements should no longer be relied upon due to errors identified therein; and (ii) the Q1 2016 Financial Statements required restatement. The errors were identified in the course of preparing the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2016, and were as follows:

•                  In the Q1 2016 Financial Statements, the Company reported the operating and cash flows results of 14 of its former Joe’s® brand retail stores as continuing operations. After the sale by the Company of certain intellectual property and operating assets of its Joe’s Business in 2015, the Company retained 32 of its Joe’s® retail brand stores, transferring 18 on January 28, 2016 and closing the other 14 on February 29, 2016. It was later determined that these 14 stores were required to be reported as discontinued operations pursuant to ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Due to the incorrect classification, the Q1 2016 Financial Statements presented higher operating losses from continuing operations than the Company had actually incurred for the first quarter of fiscal 2016, overstating operating loss by $1.29 million and loss from continuing operations by $0.3 million, accounts payable and accrued expenses by $2.06 million, cost of goods sold by $1.15 million and operating expenses by $1.34 million. The incorrect classification also led to overstatements in net sales of $1.21 million and gross profit of $56,000 and understatements of liabilities from discontinued operations of $892,000, net cash provided by operating activities of $492,000, net cash used in discontinued operating activities of $492,000.

•      The Company did not properly classify cash advances from customers of $1.68 million as a separate line item in the liabilities section of the unaudited condensed consolidated balance sheet at March 31, 2016.  In addition, the Company improperly classified cash inflows of approximately $0.8 million relating to these advances during the three months ended March 31, 2016 as operating cash flows.  The correct classification should have been financing cash flows.

•                  The Company did not apply the correct accounting treatment to a dividend payable to holders of its Series A Preferred Stock. This led to an overstatement in other liabilities and accumulated deficit of $863,000.

•      The Company did not properly calculate its basic and diluted weighted average shares outstanding and loss per common share, resulting in a decrease of 1,041,000 shares in the basic and diluted weighted average shares outstanding and a corresponding increase in basic and diluted loss per share of $0.04.

•      The Company did not properly include disclosures for supplemental non-cash transactions in its statements of cash flows.

•      The Company did not properly include disclosures relating to accounting policies, earnings per share under the two-class method, pro forma financial information and the fair value of financial instruments in its notes to the unaudited condensed consolidated financial statements.

The effect of the correction of the errors on the previously issued unaudited condensed consolidated balance sheet at March 31, 2016 and the statement of equity for the three months ended March 31, 2016 is as follows (in thousands):

	As originally
	reported	Adjustments	As restated

Accounts payable and accrued expenses	$23,339	$(2,061)	$21,278
Cash advances from customers	$—	$1,677	$1,677
Liabilities from discontinued operations	$—	$892	$892
Deferred income taxes, net	$10,439	$465	$10,904
Other liabilities	$1,332	$(863)	$469
Accumulated deficit	$(4,297)	$(110)	$(4,407)

The effect of the correction of the errors on the previously issued unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 is as follows (in thousands, except per share data):

	As originally
	reported	Adjustments	As restated

Net sales	$34,923	$(1,208)	$33,715
Cost of goods sold	$14,564	$(1,152)	$13,412
Gross profit	$20,359	$(56)	$20,303
Operating expenses	$23,412	$(1,342)	$22,070
Operating loss	$(3,053)	$1,286	$(1,767)
Income tax provision	$1,114	$973	$2,087
Loss from continuing operations	$(5,508)	$313	$(5,195)
Loss from discontinued operations	$—	$(1,286)	$(1,286)
Loss per common share from continuing operations - basic and diluted	$(0.52)	$0.06	$(0.46)
Loss per common share from discontinued operations - basic and diluted	$—	$(0.11)	$(0.11)
Weighted average shares - basic and diluted	12,366	(1,041)	11,325

The effect of the correction of the errors on the previously issued unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016 is as follows (in thousands):

	As originally
	reported	Adjustments	As restated

Net cash used in continuing operating activities	$(14,600)	$(292)	$(14,892)
Net cash used in discontinued operating activities	$—	$(492)	$(492)
Proceeds from customer cash advances	$—	$784	$784
Net cash provided by financing activities	$31,332	$784	$32,116

Investors, analysts and other persons should not rely on the Q1 2016 Financial Statements included in the Company’s Original Form 10-Q, or any press releases, presentations or other communications relating thereto.

Disclosure Controls and Procedures

Management reevaluated its assessment of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2016. As a result of that reassessment, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016 due to several deficiencies in our internal controls, which represented, in the aggregate, two material weaknesses in the Company’s internal control over financial reporting. In particular, our internal controls failed to detect and prevent the errors and omitted disclosures including (i) the classification and accounting  for the discontinued operations of the Company’s former Joe’s® retail business operations (the “Joe’s Business”), which was exited in the first quarter of 2016; (ii) the incorrect accrual of dividends on the Company’s preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”); (iii) the incorrect  calculation of earnings per share; (iv) the reclassification of cash advances received from customers; (v) the omission of disclosures of non-cash information in the Company’s statements of cash flows; and (vi) the omission of additional disclosures of accounting policies, earnings per share calculated under the two-class method, pro forma financial information, certain related party transactions, information regarding goodwill and intangible assets and the fair value of financial instruments. For further discussion of the material weaknesses and actions taken and to be taken to remediate them, see “Part I, Item 4. Controls and Procedures.”

Items Amended in This Filing

For ease of reference, this Amendment sets forth the Original Form 10-Q in its entirety; however, the following items have been amended and restated principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4. Controls and Procedures;

•	Part II — Item 1A. Risk Factors; and

•	Part II — Item 6. Exhibits.

Conforming changes also occur throughout the document because of changes to the Q1 2016 Financial Statements. In accordance with applicable SEC rules, this Amendment includes certifications of the Company’s Principal Executive Officer and Principal Financial Officer re-executed as of the date of this Amendment as Exhibits 31.1, 31.2 and 32.1 hereto.

Except as noted above, no other changes have been made to the Original Form 10-Q. This Amendment speaks only as of the Original Filing Date and has not been updated or otherwise modified to reflect events that may have occurred subsequent to the Original Filing Date.

OVERVIEW

Differential Brands Group Inc. and subsidiaries (“we,” “us,” “our,” the “Company” or “Differential”) began operations in 1987 as Innovo, Inc. Since our founding, we have evolved from producing craft and accessory products to designing and selling apparel products bearing the Hudson® and Robert Graham®.  Prior to the Joe’s Asset Sale discussed below, we also designed and sold apparel products bearing the various Joe’s ® brand names.

As previously reported, on September 11, 2015, we completed the sale of certain of our operating and intellectual property assets related to the Joe’s Business to GBG USA Inc., a Delaware corporation (the “GBG”), and the sale of certain of our intellectual property assets related to the Joe’s Business to Joe’s Holdings LLC, a Delaware limited liability company (“Joe’s Holdings”), for an aggregate purchase price of $80 million (the “Joe’s Asset Sale”). The proceeds of the Joe’s Asset Sale were used to repay all of our indebtedness outstanding under the term loan credit agreement, dated September 30, 2013 (the “Garrison Term Loan Credit Agreement”), with Garrison Loan Agency Services LLC (“Garrison”) and a portion of our indebtedness outstanding under our revolving credit agreement (the “CIT Revolving Credit Agreement”), dated September 30, 2013, as amended, with CIT Commercial Services, Inc. (“CIT”), a unit of CIT Group. In November 2014, we had received an initial notice of default and event of default and demand for payment of default interest from Garrison under the Garrison Term Loan Credit Agreement, which also triggered a default and event of default under the terms of the CIT Revolving Credit Agreement and our separate factoring facility with CIT. On February 10, 2015, we had received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT. As a result of the repayment based on the proceeds of the Joe’s Asset Sale, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015, and we entered into the amended and restated revolving credit agreement (the “CIT Amended and Restated Revolving Credit Agreement”), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million and waived certain defaults that remained in effect until the closing of the RG Merger (as defined below).

Additionally, as previously reported, on January 28, 2016, we completed the acquisition (the “RG Merger”) of all of the outstanding equity interests of RG Parent LLC and its subsidiaries (“Robert Graham” or “RG”), a business engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham® (the “Robert Graham Business”), as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the “RG Merger Agreement”), by and among RG, JJ Merger Sub, LLC (“RG Merger Sub”) and us, for an aggregate of $81.0 million in cash and 8,825,461 shares of our common stock, par value $0.10 per share (“common stock”) (after giving effect to the Reverse Stock Split (as defined below)). Pursuant to the RG Merger Agreement, among other things, RG Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly-owned subsidiary. The aggregate cash consideration was used to repay $19.0 million of RG’s outstanding loans and indebtedness under its revolving credit agreement with J.P. Morgan Chase Bank, N.A.  On the RG Merger’s closing date, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (as later amended, the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as lender, (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (as later amended, the “Term Credit Agreement”), and (iii) an amended and restated deferred purchase factoring agreement with CIT.

Effective upon consummation of the RG Merger, we changed our name from “Joe’s Jeans Inc.” to “Differential Brands Group Inc.” and our trading symbol from “JOEZ” to “DFBG,” and effected a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock such that each 30 shares of our issued and outstanding common stock were reclassified into one share of our issued and outstanding common stock, which Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC (“NASDAQ”). Unless otherwise indicated, all share amounts in this Amendment have been adjusted to reflect the Reverse Stock Split.

After the closing of the Joe’s Asset Sale on September 11, 2015, we retained and operated 32 Joe’s® brand retail stores, of which we transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed and are reported as discontinued operations. GBG supplied Joe’s® branded merchandise to the retail stores for resale under a license from Joe’s Holdings until the stores were transferred or closed.

The RG Merger has been accounted for as a reverse merger and recapitalization. As a result of the RG Merger, RG is a wholly-owned subsidiary of the Company, the Company no longer owns certain assets and intellectual property of the Joe’s Business and the Company retains ownership of the businesses associated with its Hudson® brand (the “Hudson Business”). The former RG members own a majority of our issued and outstanding equity after the RG Merger. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical condensed consolidated financial statements and elsewhere in this Amendment prior to the RG Merger are those of RG and will be recorded at the historical cost basis and the Company’s future periodic reports will reflect RG’s historical financial condition and results of operations for comparative purposes. For the three months ended March 31, 2016, the Company’s condensed consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations, cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson Business and RG; and (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016.

Prior to the RG Merger, RG and the Company had different fiscal year ends, with RG’s fiscal year ending on December 31 and the Company’s fiscal year ending on November 30. In connection with the RG Merger, the Company changed its fiscal year end to December 31. The accounting policies of the Company are similar in all material respects to those of RG, except as set forth in our accompanying notes to unaudited condensed consolidated financial statements.

The Company continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) following the RG Merger.

PART I — FINANCIAL INFORMATION

Item 1.             Financial Statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)	(note 1)
	(as restated (1))
ASSETS
Current assets
Cash and cash equivalents	$11,351	$1,966
Factored accounts receivable, net	17,214	4,917
Accounts receivable, net	2,009	1,836
Royalties receivable	758	547
Inventories	27,395	15,353
Prepaid expenses and other current assets	1,708	1,351
Total current assets	60,435	25,970

Property and equipment, net	13,505	13,406
Goodwill	7,046	2,286
Trade names and other intangibles, net	85,648	39,823
Other assets	726	1,374
Total assets	$167,360	$82,859

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,278	$13,084
Cash advances from customers	1,677	—
Current portion of long-term debt	375	—
Current portion of loan payable	—	1,167
Liabilities from discontinued operations	892	—
Total current liabilities	24,222	14,251

Long-term debt, net of current portion	48,254	—
Line of credit	15,472	17,013
Convertible notes	11,946	—
Deferred income taxes, net	10,904	—
Deferred rent	3,475	3,568
Other liabilities	469	—
Loan payable, net of current portion	—	486
Total liabilities	114,742	35,318

Commitments and contingencies

Equity
Preferred members	—	24,798
Common members	—	22,743

Series A Convertible preferred stock, $0.10 par value: 50 and 0 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5	—
Common stock, $0.10 par value: 100,000 and 0 shares authorized, 12,379 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,239	—
Additional paid-in capital	55,781	—
Accumulated deficit	(4,407)	—
Total equity	52,618	47,541

Total liabilities and equity	$167,360	$82,859

(1)         See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
	(as restated (1))
Net sales	$33,715	$18,948
Cost of goods sold	13,412	7,057
Gross profit	20,303	11,891

Operating expenses
Selling, general and administrative	20,429	10,292
Depreciation and amortization	1,362	897
Retail store impairment	279	—
	22,070	11,189
Operating (loss) income	(1,767)	702
Interest expense, net	1,341	134
(Loss) income before income tax	(3,108)	568
Income tax provision	2,087	11
(Loss) income from continuing operations	(5,195)	557
Loss from discontinued operations, net of tax	(1,286)	—
Net (loss) income	$(6,481)	$557

(Loss) earnings per common share - basic
(Loss) earnings from continuing operations	$(0.46)	$0.06
Loss from discontinued operations	(0.11)	—
(Loss) earnings per common share - basic	$(0.57)	$0.06

(Loss) earnings per common share - diluted
(Loss) earnings from continuing operations	$(0.46)	$0.06
Loss from discontinued operations	(0.11)	—
(Loss) earnings per common share - diluted	$(0.57)	$0.06

Weighted average shares outstanding
Basic	11,325	8,825
Diluted	11,325	8,825

(1)   See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
	(as restated (1))
CASH FLOWS USED IN OPERATING ACTIVITIES
Net cash used in continuing operating activities	$(14,892)	$(1,581)
Net cash used in discontinued operating activities	(492)	—
Net cash used in operating activities	(15,384)	(1,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in reverse acquisition with Robert Graham, net of cash acquired	(6,538)	—
Purchases of property and equipment	(809)	(1,065)
Net cash used in continuing investing activities	(7,347)	(1,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	49,881	—
Proceeds from new term debt	50,000	—
Repayment of new term loan	(125)	—
Proceeds from line of credit	16,092	—
Repayment of terminated line of credit and loan payable	(23,348)	—
Payment of deferred financing costs	(1,584)	—
Redemption of unit holders	(58,218)	—
Proceeds from customer cash advances	784
Proceeds from loan payable	—	2,262
Distribution to members	(1,366)	—
Net cash provided by continuing financing activities	32,116	2,262

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,385	(384)

CASH AND CASH EQUIVALENTS, at beginning of period	1,966	792

CASH AND CASH EQUIVALENTS, at end of period	$11,351	$408

Supplemental disclosures of cash flow information:
Interest paid	$136	$128
Income taxes paid	$310	$2

Supplemental disclosures of non-cash continuing financing activities:
Reclassification of other assets to offering costs	$812	$—
Reclassification of other assets to deferred financing costs	$349	$—
Issuance of Modified Convertible Notes	$16,473	$—
Common stock issued in reverse acquisition with Robert Graham	$20,000	$—

(1)         See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Preferred Series A		Additional	Accumulated	Preferred Member		Common Member		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Units	Amount	Units	Amount	Equity
Balance, January 1, 2015	—	$—	—	$—	$—	$—	5,100	$25,375	4,900	$23,298	$48,673
Distributions	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	284	—	273	557

Balance, March 31, 2015	—	$—	—	$—	$—	$—	5,100	$25,659	4,900	$23,571	$49,230

Balance, January 1, 2016	—	$—	—	$—	$—	$—	5,100	$24,798	4,900	$22,743	$47,541
Net loss through RG Merger date	—	—	—	—	—	—	—	(1,058)	—	(1,016)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	(29,313)	—	(28,905)	(58,218)
Contribution of Robert Graham in exchange for shares	8,825	883	—	—	(13,634)	—	(5,100)	5,573	(4,900)	7,178	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	20,000
Net loss post RG Merger date	—	—	—	—	—	(4,407)	—	—	—	—	(4,407)
Issuance of Series A convertible preferred stock, net of offering costs of $931	—	—	50	5	49,064	—	—	—	—	—	49,069
Stock-based compensation	—	—	—	—	204	—	—	—	—	—	204
Issuance of restricted common stock	45	5	—	—	498	—	—	—	—	—	503

Balance, March 31, 2016 (as restated (1))	12,379	$1,239	50	$5	$55,781	$(4,407)	—	$—	—	$—	$52,618

(1)         See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AS RESTATED

NOTE 1 — BASIS OF PRESENTATION

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories bearing the brand name Hudson®, and the design, development, sales and licensing of apparel products and accessories bearing the brand name Robert Graham®. Our primary current operating subsidiaries are Robert Graham and Hudson Clothing, LLC (“Hudson”). In addition, we have other non-operating subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

On January 28, 2016, we completed the RG Merger.  We refer you to the “Explanatory Note — Restatement of Financial Information” on page 1 and “Overview” on page 3 for the definitions of the capitalized terms used in this Amendment.  Following the RG Merger, RG became a wholly-owned subsidiary of the Company and RG’s former members own a majority of our issued and outstanding equity. Additionally, the Company owns the Robert Graham Business, no longer owns the Joe’s Business and has retained ownership of the Hudson Business. The RG Merger has been accounted for as a reverse merger and recapitalization, such that, under the acquisition method, RG has been deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical condensed consolidated financial statements and elsewhere in this Amendment prior to the RG Merger are those of RG and are recorded at the historical cost basis. For the three months ended March 31, 2016, the Company’s condensed consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; and (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations and cash flows and, as applicable, the assets and liabilities and of the combined company, comprising the Company’s Hudson Business and Robert Graham Business; (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to the GBG but that closed as of February 29, 2016.

In connection with the RG Merger, we changed our fiscal year end to December 31 and report our results with RG as the accounting acquirer. Certain reclassifications have been made to prior year amounts within the accompanying unaudited condensed consolidated balance sheets and condensed consolidated statements of cash flows to conform to the current period presentation.

Our reportable business segments are Wholesale, Consumer Direct and Corporate and other. Because RG has been accounted for as the accounting acquirer as a result of the RG Merger, we have adopted RG’s three subdivisions as our reportable segments for all operations of our combined Company for periods after the RG Merger’s closing date. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.  We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of our products to premium department stores, boutiques, retailers, specialty stores and international customers, and records expenses from sales and customer service departments, trade shows, warehouse distribution, product samples and customer service departments. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores and outlet stores and through our online retail sites at www.hudsonjeans.com and www.robertgraham.us. Our Corporate and other segment is comprised of revenue from trademark licensing agreements and expenses from corporate operations, which include the executive, finance, legal, information technology, accounting, human resources, design and production departments and general brand marketing and advertising expenses associated with our brands.

Our unaudited condensed consolidated financial statements, which comprise the accounts of our wholly-owned subsidiaries (including Hudson from the date of the completion of the RG Merger), for the quarterly period ended March 31, 2016 and 2015 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016).

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements  as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 contained in Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The results for the quarterly period ended March 31, 2016 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2016. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 — ACCOUNTING POLICIES

Our accounting policies are described in the December 31, 2015 financial statements of RG filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016.  The following accounting policies have become effective in the three months ended March 31, 2016:

Discontinued Operations

In accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held for sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The accompanying unaudited condensed consolidated financial statements reflect the results of operations of our Joe’s Business as discontinued operations.

Stock-Based Compensation

We measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). An entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock-based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards.

Two-Class Earnings Per Share

We calculate basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. Our participating securities consist of convertible preferred shares that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

Preferred Share Dividend

Cumulative dividends on preferred stock are only accrued for when the board of directors declares a dividend.  The board of directors has not declared a dividend through March 31, 2016.

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and factor accounts receivable. We maintain cash and cash equivalents with various financial institutions. The policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative credit rating of those financial institutions that are considered in our investment strategy.

We do not require collateral for trade accounts receivable. However, we sell a portion of our accounts receivable to CIT on a non-recourse basis (see “Note 7 — Factored Accounts and Receivables, Net”). In that instance, we are no longer at risk if the customer fails to pay. For accounts receivable that are not sold to CIT or sold on a recourse basis, we continue to be at risk if these customers fail to pay. We provide an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis. The net carrying value approximates the fair value for these assets. Such losses have historically been within management’s expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

For the three months ended March 31, 2016 and 2015, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	Three months ended March 31,
	2016	2015

Customer A	19%	12%
Customer B	12%	6%

As of March 31, 2016 and December 31, 2015, these customers represented in the aggregate approximately 50% and 47%, respectively, of our factored accounts receivable in the accompanying condensed consolidated balance sheets.

NOTE 3 —CORRECTION OF ERRORS

As discussed above in “Explanatory Note — Restatement of Financial Information,” in the course of preparing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2016, certain errors were identified in our previously issued Q1 2016 Financial Statements included in our Original Form 10-Q. On August 10, 2016, our Board, in consultation with management, concluded that the Q1 2016 Financial Statements should no longer be relied upon and required restatement.

We previously reported certain information related to our operations, accrued dividends and the related footnote disclosures on our Original Form 10-Q on the Original Filing Date. In the Q1 2016 Financial Statements included in the Original Form 10-Q, we reported the operating results, liabilities and cash flows from operating activities from 14 Joe’s® brand retail stores which closed on February 29, 2016 as continuing operations. This Amendment corrects that treatment by reporting these 14 stores as discontinued operations pursuant to ASC 205-20, Presentation of Financial Statements—Discontinued Operations.  In addition, the balance sheet in our Original Form 10-Q incorrectly reflected accrued dividends on the Company’s preferred stock designated as Series A Preferred Stock; therefore, in this Amendment, we are correcting this error.  The disclosures in the notes to the unaudited condensed consolidated financial statements in our Original Form 10-Q incorrectly omitted the calculation of earnings per share under the two-class method, non-cash supplemental cash flow information, several accounting policies, pro forma financial information, certain related party transactions and information pertaining to goodwill and intangibles assets and the fair value of financial instruments.  In this Amendment, we have included all of these disclosures.

The correction of these errors impacts various line items in our unaudited condensed consolidated balance sheet as of March 31, 2016, our related unaudited condensed consolidated statements of operations, equity and cash flows for the three months ended March 31, 2016, as well as our notes to unaudited condensed consolidated financial statements included in our Original Form 10-Q, as follows:

•                  Due to the incorrect classification of the 14 Joe’s® brand retail stores as continuing operations, the Q1 2016 Financial Statements overstated operating loss by $1.29 million and loss from continuing operations by $0.3 million, accounts payable and accrued expenses by $2.06 million, cost of goods sold by $1.15 million and operating expenses by $1.34 million. The incorrect classification also led to overstatements in net sales of $1.21 million and gross profit of $56,000 and understatements in cash advances from customers of $1.68 million, liabilities from discontinued operation of $892,000, net cash provided by operating activities of $492,000 and net cash used in discontinued operating activities of $492,000. See “Note 18 - Discontinued Operations.”

•      Due to the error related to the misclassification of cash advances from customers, $1.68 million has been identified as a separate line item in the liabilities section of the unaudited condensed consolidated balance sheet at March 31, 2016, and accounts payable and accrued expenses have been reduced by $1.68 million.  In addition, $0.8 million has been removed from operating cash flows and has been included in financing cash flows in the Company’s unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016.

•      Due to the error related to the accounting treatment for the dividend payable on the Company’s preferred stock designated as Series A Preferred Stock, the Q1 2016 Financial Statements overstated accumulated deficit and other liabilities by $863,000 ( See “Note 2 – Accounting Policies”);

•      Due to the error related to the calculation of basic and diluted weighted average shares outstanding, both the basic and diluted weighted average shares outstanding have decreased by 1,041,000 shares, with a corresponding increase in basic and diluted loss per share of $0.04 in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

•      Due to the omission of disclosures for supplemental non-cash transactions in its unaudited condensed consolidated statements of cash flows, the Company has disclosed the following relating to its cash flows for the three months ended March 31, 2016 in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016:

•      Reclassification of other assets to offering costs of $0.8 million;

•      Reclassification of other assets to deferred financing costs of $0.3 million;

•      Issuance of modified convertible notes of $16.5 million; and

•      Common stock issued in reverse acquisition of $20 million.

•      Due to erroneous omission of the following required disclosures, the Company has included them in the notes to the unaudited condensed consolidated financial statements:

•      the calculation of earnings per share under the two-class method (see “Note 11 – Earnings Per Share”);

•      pro forma financial information relating to the RG Merger (see “Note 5- Merger Consideration);

•      non-cash supplemental cash flow information (see unaudited condensed consolidated statements of cash flows);

•      accounting policies for discontinued operations, two-class earnings per share, stock-based compensation and preferred share dividends (see “Note 2 – Accounting Policies”);

•      related party transactions with a stockholder (see “Note 10 – Related Party Transactions”);

•      information relating to goodwill and intangible assets (see “Note 9 – Long-Lived and Intangible Assets and Goodwill”); and

•      information relating to the fair value of financial instruments (see “Note 17 – Fair Value Measurement of Financial Instruments”).

Due to error related to the disclosure of earnings per share disclosure under the two-class method, the Q1 2016 Financial Statements, the Company did not disclose its earnings per share under this method.  The two-class method is described further in “Note 11 — Earnings Per Share” to the notes to the unaudited condensed consolidated financial statements in this Amendment.

The effect of the correction of the errors on the previously issued unaudited condensed consolidated balance sheet at March 31, 2016 and the statement of equity for the three months ended March 31, 2016 is as follows (in thousands):

	As originally
	reported	Adjustments	As restated

Accounts payable and accrued expenses	$23,339	$(2,061)	$21,278
Cash advances from customers	$—	$1,677	$1,677
Liabilities from discontinued operations	$—	$892	$892
Deferred income taxes, net	$10,439	$465	$10,904
Other liabilities	$1,332	$(863)	$469
Accumulated deficit	$(4,297)	$(110)	$(4,407)

The effect of the correction of the errors on the previously issued unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 is as follows (in thousands, except per share data):

	As originally
	reported	Adjustments	As restated

Net sales	$34,923	$(1,208)	$33,715
Cost of goods sold	$14,564	$(1,152)	$13,412
Gross profit	$20,359	$(56)	$20,303
Operating expenses	$23,412	$(1,342)	$22,070
Operating loss	$(3,053)	$1,286	$(1,767)
Income tax provision	$1,114	$973	$2,087
Loss from continuing operations	$(5,508)	$313	$(5,195)
Loss from discontinued operations	$—	$(1,286)	$(1,286)
Loss per common share from continuing operations - basic and diluted	$(0.52)	$0.06	$(0.46)
Loss per common share from discontinued operations - basic and diluted	$—	$(0.11)	$(0.11)
Weighted average shares - basic and diluted	12,366	(1,041)	11,325

The effect of the correction of the errors on the previously issued unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016 is as follows (in thousands):

	As originally
	reported	Adjustments	As restated

Net cash used in continuing operating activities	$(14,600)	$(292)	$(14,892)
Net cash used in discontinued operating activities	$—	$(492)	$(492)
Proceeds from customer cash advances	$—	$784	$784
Net cash provided by financing activities	$31,332	$784	$32,116

There were no assets from the discontinued operations as of March 31, 2016.  See “Note 18 — Discontinued Operations.”

NOTE 4 — MERGER AND RELATED TRANSACTIONS

Effective upon consummation of the RG Merger, we changed our name to “Differential Brands Group Inc.” and effected the Reverse Stock Split. The Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock.  In connection with the RG Merger, on January 28, 2016, we completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of our preferred stock designated as Series A Preferred Stock, for an aggregate purchase price of $50 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the “RG Stock Purchase Agreement”), by and between us and TCP Denim, LLC.

We used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit and Term Credit Agreement (see “Note 16 — Debt and Preferred Stock”) to consummate the RG Merger and the transactions contemplated by the RG Merger Agreement.

Also in connection with the completion of the RG Merger, on January 28, 2016, we completed the exchange of $38.1 million in the aggregate principal amount of outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of modified convertible notes (the “Modified Convertible Notes”), as contemplated by the rollover agreement, dated September 8, 2015 (the “Rollover Agreement”), between us and the holders of the convertible notes.

After the sale of our Joe’s® brand in September 2015, we retained and operated 32 Joe’s® brand retail stores. Pursuant to the terms of a separate agreement, we transferred 18 Joe’s® brand retail stores to the purchaser of the operating assets of our Joe’s® brand on January 28, 2016 for no additional consideration and closed the remaining 14 Joe’s® brand retail stores as of February 29, 2016.  The results of operations from the Joe’s® brand have been reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

In addition, in connection with the consummation of the RG Merger, we entered into (i) the ABL Credit Agreement with Wells Fargo Bank, National Association, as lender, (ii) the Term Credit Agreement with TCW Asset Management Company, and (iii) the A&R Factoring Agreement (as defined below) with CIT.  See “Note 16 — Debt and Preferred Stock” for additional information about the ABL Credit Agreement and Term Credit Agreement and “Note 7 — Factored Accounts and Receivables, Net” for additional information about the factoring agreement.

NOTE 5 — MERGER CONSIDERATION

We closed the RG Merger on January 28, 2016.  The RG Merger has been accounted for under the acquisition method of accounting with RG as the accounting acquirer. Under the acquisition method of accounting, the purchase price and the net assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date of the RG Merger. The excess of purchase price over the net assets acquired is recorded as goodwill. The valuations of intangible assets, property and equipment, fair value of leases, income taxes and certain other items are preliminary. Management expects to finalize the purchase price allocations during fiscal 2016.  As of March 31, 2016, we were in the process of completing the amounts assigned to the assets and liabilities, acquired intangible assets and the related impact on goodwill for the acquisition.

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The stock price used to determine the preliminary estimated purchase price allocation is based on the closing price of our common stock as of January 28, 2016, which was $5.70. The equity consideration was based upon the assumption that 3,509,000 shares of common stock were outstanding, which included 2,342,000 shares of common stock outstanding and 1,167,000 total aggregate shares of common stock issued to convertible noteholders upon conversion of the convertible notes into shares of our common stock under the Rollover Agreement.  As a result of the Rollover Agreement, immediately after giving effect to the RG Merger and related transactions, the holders of the Modified Convertible Notes owned approximately 14% of the combined company on an as-converted, fully diluted basis.

The assets acquired in this acquisition consisted of tangible and intangible assets and liabilities assumed. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities has been preliminarily recorded as goodwill. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based upon cash flow and return on capital projections assuming integrations of the companies; and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition. We have determined on a preliminary basis that the useful life of the acquired trade name asset is indefinite, and therefore, no amortization expense will need to be recognized unless the useful life is determined not to be indefinite. The useful life of the acquired customer relationships are finite and will be amortized over their useful lives. However, we intend to test the assets for impairment if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long-lived intangible assets acquired.

Under the acquisition method of accounting, the total purchase price is allocated to the preliminary assets acquired and liabilities assumed based on their estimated fair values. We may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary estimated purchase price allocation based on information available as of March 31, 2016 (in thousands, except share and per share data):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$2,092
Factored accounts receivable	6,719
Accounts receivable	336
Inventories	11,378
Prepaid expenses and other current assets	754
Property and equipment	356
Other assets	352
Accounts payable and accrued expenses	(15,417)
Customer cash advances	(893)
Line of credit	(4,683)
Deferred income tax liability	(9,975)
Other liabilities	(81)
Buy-out payable	(1,668)
Intangible assets acquired:
Trade name	32,300
Customer relationships	14,100
Total	35,670
Excess purchase price over net assets acquired	4,760

Total net assets acquired	$40,430

Total purchase price:
Cash paid to existing holders of convertible notes	$8,630
Fair value of Modified Convertible Notes transferred to the existing holders of convertible notes	11,800
Equity consideration to the Company’s stockholders and existing holders of convertible notes (3,508,747 shares at $5.70)	20,000

Total Purchase Price	$40,430

The preliminary estimated fair value of the Modified Convertible Notes was determined by a third-party valuation specialist. The face value of the Modified Convertible Notes in the amount of $16,473,000 was discounted by $4,673,000 to arrive at the fair value of the Modified Convertible Notes. The discount was calculated based on the present values of the contractual cash flows from the Modified Convertible Notes.

In addition, we incurred $3,280,000 of non-recurring expenses related to the RG Merger in the three months ended March 31, 2016.

Total revenues and income from continuing operations from Hudson since the date of the RG Merger included in the accompanying unaudited condensed consolidated financial statements is $16,934,000 and $3,883,000, respectively.

The following table presents our unaudited pro forma results (in thousands, except per share data) for the three months ended March 31, 2016 and 2015, respectively, as if the RG Merger had occurred on January 1, 2015.  These results are not intended to reflect our actual operations had the acquisition occurred on January 1, 2015.  Acquisition transaction costs have been excluded from the pro forma net (loss) income. Statutory rates were used to calculate income taxes.

	Three months ended March 31,
	2016	2015

Net sales	$37,341	$38,868
Net loss	$(957)	$(1,639)

Weighted average common shares outstanding	12,380	12,380
(Loss) earnings per common share - basic and diluted	$(0.08)	$(0.13)

NOTE 6 — ADOPTION OF ACCOUNTING PRINCIPLES

In July 2015, FASB issued Accounting Standards Update, (“ASU”) 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. ASU 2015-17 is effective for us beginning January 1, 2017. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our condensed consolidated financial statements and related disclosures.

In April and March 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), respectively. ASU 2016-10 clarifies the implementation guidance on licensing and the identification of performance obligations considerations included in ASU 2014-09. ASU 2016-08 provides amendments to clarify the implementation guidance on principal versus agent considerations included in ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. We have not yet adopted this ASU and we are currently evaluating the impact it may have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. Early application is permitted. We have not yet adopted this ASU and we are currently evaluating the impact it may have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which amends ASC Topic 718, relating to employee share-based payment accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period.  Early application is permitted.  We have not yet adopted this ASU and are currently evaluating the impact it may have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our condensed consolidated financial statements and related disclosures.

NOTE 7 — FACTORED AND ACCOUNTS RECEIVABLES, NET

A&R Factoring Agreement

In January 2016, in connection with the RG Merger, we entered into the amended and restated deferred purchase factoring agreement with CIT, through our subsidiaries, Robert Graham Designs LLC and Hudson (the “A&R Factoring Agreement”), which replaced all prior agreements relating to factoring and inventory security. The A&R Factoring Agreement provides that we sell and assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, we pay a factoring rate of (i) 0.20 percent for certain major department store accounts, (ii) 0.40 percent for all other accounts for which CIT bears the credit risk, subject to discretionary surcharges and (iii) 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice.  The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The A&R Factoring Agreement may be terminated by us upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

Prior to the RG Merger, we were also party to a deferred purchase factoring arrangement with CIT, which was terminated in connection with the RG Merger.  See “Note 16 — Debt and Preferred Stock” below for further discussion of this and other RG debt arrangements prior to the RG Merger.

Factored and accounts receivables consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Non-recourse receivables assigned to factor	$20,564	$5,456
Client recourse receivables	740	637
Total receivables assigned to factor	21,304	6,093

Allowance for customer credits	(4,090)	(1,176)
Factor accounts receivable, net	$17,214	$4,917

Non-factored accounts receivable	$3,369	$2,392
Allowance for customer credits	(1,240)	(484)
Allowance for doubtful accounts	(120)	(72)
Accounts receivable, net of allowance	$2,009	$1,836

Total factored and accounts receivable, net	$19,223	$6,753

Of the total amount of receivables sold by us as of March 31, 2016 and December 31, 2015, we hold the risk of payment of $740,000 and $637,000, respectively, in the event of non-payment by the customers.

NOTE 8 — INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Finished goods	$25,611	$14,979
Finished goods consigned to others	1,311	69
Work in progress	229	—
Raw materials	244	305
Inventories, net	$27,395	$15,353

NOTE 9 — LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

Valuation of Long-lived and Intangible Assets and Goodwill

We assess the impairment of indefinite-lived intangible assets and goodwill annually.  We assess the impairment of finite-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review other than on an annual basis include, among others, the following:

•                  A significant underperformance relative to expected historical or projected future operating results;

•                  A significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

•                  A significant negative industry or economic trend.

When we determine that the carrying value of finite-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. An asset is considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the asset’s ability to generate positive cash flow in future periods or if significant changes our strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. We consider historical trends, expected future business trends and other factors when estimating each store’s future cash flow. We also consider factors such as: the local environment for each store location, including mall traffic and competition; our ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs.

During the three months ended March 31, 2016, we recorded a store impairment charge of $279,000 related to one of our RG retail stores which was closed prior to the lease end date.

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

We review our other indefinite-lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty method.

Our annual impairment testing date is December 31 of each year.

Intangible assets as of March 31, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount

Trade names	Indefinite	$58,337	$—	$58,337
Customer relationships	13 to 15 Years	33,900	6,589	27,311
Total		$92,237	$6,589	$85,648

Intangible assets as of December 31, 2015 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount

Trade names	Indefinite	$26,037	$—	$26,037
Customer relationships	15 Years	19,800	6,014	13,786
Total		$45,837	$6,014	$39,823

Amortization expense related to the intangible assets amounted to approximately $576,000 and $330,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2016	Remainder of the year	$2,047
2017		2,730
2018		2,730
2019		2,730
2020		2,730
Thereafter		14,343
		$27,310

Goodwill as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Balance at January 1	$2,286	$2,286
Preliminary goodwill created by the RG Merger	4,760	—
Ending balance	$7,046	$2,286

NOTE 10 — RELATED PARTY TRANSACTIONS

Peter Kim

We entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Chief Executive Officer of our subsidiary, Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, we entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes and a new employment and non-competition agreement with Mr. Kim. Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of our common stock issuable upon conversion of his Modified Convertible Notes.

Under the new non-competition agreement with us and Hudson, which became effective as of the closing date of the RG Merger, Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson that is competitive to us, Hudson or our respective subsidiaries for a period of up to three years from January 28, 2016. See “Note 16 — Debt and Preferred Stock.”

Registration Rights Agreement

On the closing date of the RG Merger, we entered into a registration rights agreement (the “Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are our major stockholders, the noteholder party to the Rollover Agreement and Michael Buckley, our Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, we are required to provide certain demand and piggyback registration rights to the parties to the Registration Rights Agreement. In particular, we are required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of our common stock (i) issued to the parties to the Registration Rights Agreement in connection with the RG Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Preferred Stock and the Modified Convertible Notes.  Prior to the closing date of the Merger, we had a substantially similar registration rights agreement with the holders of the original convertible notes, which included Mr. Kim.

Employment Agreements with Officers

We have entered into employment agreements with Mr. Buckley, Mr. Kim and Hamish Sandhu, our Chief Financial Officer. The agreements have varying initial terms, but all contain automatic one-year renewals, unless terminated by either party, and provide for minimum base salaries adjusted for annual increases, incentive bonuses based upon the attainment of specified goals, and severance payments in the event of termination of employment, as defined in the employment contracts.

RG Purchases

We purchase orders from Texport Industries PVT Ltd, an entity affiliated with certain of our stockholders. RG purchased from the affiliated entity merchandise for resale amounting to approximately $3,812,000 and $3,865,000, respectively, representing approximately 28% and 55%, respectively, of costs of goods sold during the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, approximately $4,040,000 and $4,600,000, respectively, were due to the affiliated entity and were included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Warehousing and Shipping

We utilize warehousing and shipping services from Creative Logistics Services, LLC, an entity affiliated with certain of our stockholders, under an agreement expiring in October 2017. Under the agreement, RG is charged a percentage of monthly net amounts invoiced. Warehousing and shipping services provided by the affiliated entity and charged to us amounted to approximately $416,000 and $439,000, respectively, during the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, approximately $303,000 and $283,000, respectively, were due to the affiliated entity and were included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

License Fees

We pay licensing fees to Robert Stock, one of our stockholders and a consultant, based on net wholesale sales and royalty income from certain licenses as defined in his employment agreement. For the three months ended March 31, 2016 and 2015, licensing fees incurred to Mr. Stock were $46,000 and $52,000, respectively.

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is one of our stockholders, for certain travel and other related expenses of its employees related to services performed on our behalf and at our request.  For the three months ended March 31, 2016, we have recorded expenses of $791,000, which included (i) $750,000 of reimbursement for legal fees incurred by TCP Denim, LLC, in connection with the purchase of the Series A Preferred Stock and RG Merger; and (ii) $41,000 of pre-RG Merger management fees that were paid by RG that are non-recurring as a result of the RG Merger.  For the three months ended March 31, 2015, RG paid $125,000, respectively, related to annual management fees and expenses that are non-recurring as a result of the RG Merger.

NOTE 11 — EARNINGS PER SHARE

Earnings per share (restated, see “Note 3 — Correction of Errors”) are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding options, shares issuable upon the assumed conversion of Modified Convertible Notes, Series A Preferred Stock and unvested restricted stock units (“RSUs”).  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	March 31, 2016	March 31, 2015
	(as restated (1))
Basic (loss) earnings per share computation:
Numerator:
(Loss) income from continuing operations	$(5,195)	$557
Loss from discontinued operations	(1,286)	—
Net (loss) income	(6,481)	557

Denominator:
Weighted average common shares outstanding	11,325	8,825

(Loss) earnings per common share - basic
(Loss) income from continuing operations	(0.46)	0.06
Loss from discontinued operations	(0.11)	—
(Loss) earnings per common share - basic	$(0.57)	$0.06

Diluted (loss) earnings per share computation:
Numerator:
(Loss) income from continuing operations	$(5,195)	$557
Loss from discontinued operations	(1,286)	—
Net (loss) income	(6,481)	557

Denominator:
Weighted average common shares outstanding	11,325	8,825
Effect of dilutive securities:
RSUs, convertible securities and options	—	—
Diluted potential common shares	11,325	8,825

(Loss) earnings per common share - diluted
(Loss) income from continuing operations	(0.46)	0.06
Loss from discontinued operations	(0.11)	—
(Loss) earnings per common share - diluted	$(0.57)	$0.06

(1)         See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

For the three months ended March 31, 2016, currently exercisable options, the Modified Convertible Notes, Series A Preferred Stock and unvested RSUs in the aggregate of 6,374,989 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2015, weighted average shares represent the number of shares issued to RG members in connection with the RG Merger.

Earnings (Loss) Per Share under Two- Class Method

Our Series A Preferred Stock has the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, is considered a participating security. The Series A Preferred Stock is included in the computation of basic and diluted loss per share pursuant to the two-class method. Holders of the Series A Preferred Stock do not participate in undistributed net losses because they are not contractually obligated to do so.

The computation of diluted earnings per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock that are dilutive were exercised or converted into shares of common stock (or resulted in the issuance of shares of common stock) and would then share in our earnings. During the periods in which we record a loss from continuing operations attributable to common stockholders, securities would not be dilutive to net loss per share and conversion into shares of common stock is assumed not to occur.

The following table provides a reconciliation of net loss to preferred shareholders and common stockholders for purposes of computing net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three months ended
	March 31, 2016	March 31, 2015

Net (loss) income	$(6,481)	$557
Less: preferred dividends	863	—
Net (loss) income attributable to stockholders	(7,344)	557
Participating securities - Series A Preferred Stock	—	—
Net (loss) income attributable to common stockholders	$(7,344)	$557

Denominator:
Weighted average common shares outstanding	11,325	8,825

(Loss) earnings per common share - basic and diluted under two-class method	$(0.65)	$0.06

Shares Reserved for Future Issuance

As of March 31, 2016, shares reserved for future issuance include: (i) 2,949 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 600,431 shares of common stock issuable upon the vesting of RSUs; and (iii) 1,476,075 shares of common stock issuable pursuant to the Modified Convertible Notes.

NOTE 12 — INCOME TAXES

We utilize the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates.  Until the RG Merger on January 28, 2016, the Company was treated as a partnership for tax purposes.  Pursuant to this status, taxable income or loss of the Company is included in the income tax returns of its owners. Consequently, no federal income tax provision is recorded through the RG Merger date.  However, under state laws, certain taxes are imposed upon limited liability companies and are provided for through the RG Merger date.

A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC 740. Pursuant to ASC 740, we excluded the deferred income tax liabilities associated with identified indefinite long lived intangible assets as a source of income. For the first quarter of fiscal 2016, based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of the RG Merger date on January 28, 2016 and as of March 31, 2016. In calculating the amount of deferred tax assets subject to a valuation allowance, we have excluded the deferred tax liabilities associated with our trademarks from that amount.  These intangible assets have an indefinite life and therefore, we cannot expect that the associated deferred tax liabilities will reverse over the same periods as our other net deferred tax assets.

Certain limitations may be placed on net operating loss carryforwards as a result of a “change in control” as defined in Section 382 of the Internal Revenue Code. In the event a “change in control” occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of our ability to offset taxable income. Management believes that certain changes in control have occurred during the three months ended March 31, 2016 which may have resulted in significant limitations on our net operating loss carryforwards. As all of net operating carryforwards subject to these limitations have been reduced by a valuation allowance, there was no material impact on our condensed consolidated financial statements and related disclosures as a result of any limitation.

We apply the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2016 and December 31, 2015, we did not have any unrecognized tax benefits recorded. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2012 through December 31, 2015.

NOTE 13 —EQUITY

Stock Incentive Plans

On June 3, 2004, Differential adopted the 2004 Stock Incentive Plan (the “2004 Incentive Plan”) and in October 2011, Differential adopted an Amended and Restated 2004 Stock Incentive Plan (the “Restated Plan”) to update the 2004 Incentive Plan with respect to certain provisions and changes in the tax code since its original adoption.  Under the Restated Plan, the number of shares authorized for issuance is 227,500 shares of common stock after giving effect to the Reverse Stock Split. After the adoption of the Restated Plan in October 2011, we no longer grant awards pursuant to the 2004 Incentive Plan.  Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares. The Restated Plan limits the number of shares that can be awarded to any employee in one year to 41,667. The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods, terms and types of awards are determined by the board of directors and/or our compensation committee. The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and RSUs to our officers, directors and employees pursuant to our various plans. The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us.  On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of RSUs are considered new issuances from shares reserved for issuance under our various incentive plans. We require that the option holders provide a written notice of exercise in accordance with the applicable incentive plan and option agreement thereunder to the plan administrator and that full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.

As of March 31, 2016, shares reserved for future issuance under our 2004 Incentive Plan and our Restated Plan include: (i) 2,949 shares of common stock issuable upon the exercise of stock options granted under our incentive plans; and (ii) 600,431 shares of common stock issuable upon the vesting of RSUs. As of March 31, 2016, no shares remained available for grant under the Restated Plan. We expect to adopt a new or restated stock incentive plan at our next annual meeting of stockholders with shares available for future issuance.

Exercise prices for all options outstanding as of March 31, 2016 were as follows (in actual amounts):

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (Years)

$30.60	2,500	0.1
$11.40	444	8.8
	2,944	1.4

The following table summarizes stock option activity by incentive plan for the three months ended March 31, 2016 (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	Restated Plan

Outstanding at January 1, 2016	—	—	—
Legacy Joe’s stock options assumed	2,944	2,500	444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at March 31, 2016	2,944	2,500	444

The following table summarizes stock option activity for all incentive plans for the three months ended March 31, 2016 (in actual amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	—	$—	—
Legacy Joe’s stock options assumed	2,944	27.70	1.4	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at March 31, 2016	2,944	$27.70	1.4	$—

The following table summarizes RSU activity for the three months ended March 31, 2016 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average
Outstanding at December 31, 2015	—	$—
Granted	645,938	6.08
Vested	—	—
Issued	(45,507)	11.16
Cancelled	—	—
Forfeited	—	—
Outstanding at March 31, 2016	600,431	$5.70

During the three months ended March 31, 2016, we granted 645,938 shares of RSUs and issued 45,507 shares of common stock to holders of RSUs that vested during the period.

Stock-Based Compensation Cost

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  There was a total of $707,000 of stock-based compensation expense recognized during the three months ended March 31, 2016. There were no stock options, RSUs or stock-based compensation awards granted or outstanding during fiscal year 2015.

As of March 31, 2016, there was $3,222,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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
		$56,633

Modified Convertible Notes and Credit Agreements

See “Note 16 — Debt and Preferred Stock” below for a further discussion on the commitments related to the RG Merger, which included the issuance of the Modified Convertible Notes and the providing of the ABL Credit Agreement and Term Credit Agreement.

Advertising Agreements

In 2014, RG entered into certain agreements with an unrelated third party for advertising and sponsorship during 2015 and 2016.  The 2016 portion has subsequently been cancelled.  The amount charged to expense for these commitments was approximately $750,000 and $275,000 for the three months ended March 31, 2016 and 2015, respectively.

Letter of Credit

We maintained an irrevocable standby letter of credit for approximately $130,000 representing the deposit on RG’s New York City retail store.  In April 2016, the letter of credit was terminated.

Litigation

We are a party to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. As part of our monitoring program for our intellectual property rights, from time to time, we file lawsuits in the United States and abroad for acts of trademark counterfeiting, trademark infringement, trademark dilution, patent infringement or breach of other state or foreign laws. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise the invalidity or unenforceability of our proprietary rights as affirmative defenses or counterclaims. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  However, because the ultimate outcome of legal proceedings and claims involves judgments, estimates and inherent uncertainties, actual outcomes of these proceedings and claims may materially differ from our current estimates.   It is possible that resolution of one or more of the proceedings currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.

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

NOTE 15 — SEGMENT INFORMATION

See “Note 1 — Basis of Presentation” for more information about our reportable segments. The following table contains summarized financial information concerning our reportable segments:

	Three months ended
	March 31, 2016	March 31, 2015
	(as restated (1))
Net sales:
Wholesale	$25,577	$11,816
Consumer Direct	7,639	6,518
Corporate and other	499	614
	$33,715	$18,948

Gross profit:
Wholesale	$14,031	$6,263
Consumer Direct	5,773	5,014
Corporate and other	499	614
	$20,303	$11,891

Operating (loss) income:
Wholesale	$9,645	$4,830
Consumer Direct	(1,525)	237
Corporate and other	(9,887)	(4,365)
	$(1,767)	$702

Capital expenditures:
Wholesale	$139	$53
Consumer Direct	612	933
Corporate and other	58	79
	$809	$1,065

	March 31, 2016	December 31, 2015
Total assets:
Wholesale	$62,637	$39,007
Consumer Direct	11,770	11,303
Corporate and other	92,953	32,549
	$167,360	$82,859

(1)         See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

NOTE 16 — DEBT AND PREFERRED STOCK

The five-year payment schedule of our term debt and line of credit (both of which are classified as long-term debt) and our Modified Convertible Notes is as follows (in thousands):

	Payments due by period
	(in thousands)							Deferred	Original
	Remainder of							Financing	Issue	Carrying
	2016	2017	2018	2019	2020	Thereafter	Total	Costs, net	Discount, net	Value
Long-term debt	$375	$1,250	$2,500	$3,750	$5,000	$37,000	$49,875	$1,246	$—	$48,629
Line of credit	—	—	—	—	16,092	—	16,092	620	—	15,472
Convertible notes	—	—	—	—	—	16,473	16,473	—	4,527	11,946
Total	$375	$1,250	$2,500	$3,750	$21,092	$53,473	$82,440	$1,866	$4,527	$76,047

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, our subsidiary RG entered into a $30 million revolving credit facility with JP Morgan Chase Bank (the “JPM Loan Agreement”), which was later amended such that $3.5 million of the revolving credit facility was reclassified to the Capex Loan, a term loan. Interest on the amounts borrowed pursuant to the JPM Loan Agreement was charged based on RG’s average balance and, at our management’s election, at the bank’s prevailing prime rate plus 0.75% or at LIBOR plus 2.25%, which was 2.6% at December 31, 2015. As a result of the Capex Loan, the maximum amount available under the JPM Loan Agreement’s revolving credit facility was reduced to $26.5 million. The remaining revolving credit facility under the JPM Loan Agreement provided for borrowings based on an amount not to exceed the sum of (i) 85% of eligible accounts receivable, (ii) 90% of eligible credit card receivables, (iii) 70% of eligible wholesale inventory, (iv) 75% of eligible retail inventory and (v) the trademark component, as defined in the JPM Loan Agreement, minus outstanding principal amount of Capex Loan, and minus reserves. In January 2016, RG used the aggregate cash consideration received in the RG Merger to repay all of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

Former Factoring Agreement with CIT

In December 2013, our subsidiary RG entered into a deferred purchase factoring arrangement and loan agreement with CIT. Under the agreement, RG assigned trade accounts receivable to a commercial factor with recourse, while retaining ownership of the assigned accounts receivable until the occurrence of a specified triggering event. RG paid fees ranging from 0.20% to 0.50% of the gross amount of the accounts receivable assigned, with an annual floor amount of $100,000. In January 2016, in connection with the RG Merger, we terminated our deferred purchase factoring arrangement and loan agreement and entered into our A&R Factoring Agreement pursuant to which we sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services.

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with consummation of the RG Merger, we and certain of our subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 7 — Factored and Accounts Receivables, Net” for a discussion of the A&R Factoring Agreement.  In connection with entering into the ABL Credit Agreement and the Term Credit Agreement, we repaid all amounts outstanding under the CIT Amended and Restated Revolving Credit Agreement discussed above.

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

Certain of our subsidiaries are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and the Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

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

The Term Facility includes mandatory prepayments customary for credit facilities of its nature, including, subject to certain exceptions: (i) 100% of the net cash proceeds from issuances of debt that is not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow, ranging from 50% to 0% depending on our senior leverage ratio. Outstanding loans under the Term Facility may be prepaid at any time at our option subject to customary “breakage” costs with respect to LIBOR loans. Subject to certain exceptions, prepayments of loans under the Term Facility are subject to a prepayment premium of (i) 2.00% during the first year after the closing date and (ii) 1.00% during the second year after the closing date. The Revolving Facility is required to be prepaid to the extent extensions of credit thereunder exceed the applicable borrowing base. Outstanding loans under the Revolving Facility may be prepaid at any time at our option without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

Borrowings under the ABL Credit Agreement and Term Credit Agreement bear interest at a rate equal to either, at our option, an adjusted base rate or the LIBOR (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varies based on our senior leverage ratio) range from 8.00% to 6.00% for base rate loans and 9.00% to 7.00% for LIBOR loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBOR loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility will be payable monthly in arrears.

The ABL Credit Agreement and Term Credit Agreement contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of us and our subsidiaries, to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement requires us to comply with financial maintenance covenants to be tested quarterly (beginning with the second fiscal quarter ending after the RG Merger’s closing date), consisting of a maximum senior leverage ratio, a maximum net senior rent adjusted leverage ratio and a minimum fixed charge coverage ratio. The ABL Credit Agreement requires us to comply with a minimum fixed charge coverage ratio to be tested monthly if excess availability under the Revolving Facility is less than 10% of the lesser of the commitments under the Revolving Facility and the borrowing base or during specified events of defaults. If an event of default under a credit agreement occurs and continues, the commitments may be terminated and the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable.

In connection with entering into the ABL Credit Agreement and the Term Credit Agreement, we incurred deferred financing costs totaling $1,930,000, of which $346,000 was accrued for as of December 31, 2015. As of March 31, 2016, we were in compliance with the financial and non-financial covenants in our ABL Credit Agreement and our Term Credit Agreement.

RG Stock Purchase Agreement

In connection with the RG Merger, we entered into the RG Stock Purchase Agreement with TCP Denim, LLC pursuant to which we issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of the Series A Preferred Stock, for an aggregate purchase price of $50 million in cash. The proceeds from the sale of Series A Preferred Stock were used to consummate the RG Merger. Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. As of March 31, 2016, the cumulative dividends totaled $1,268,000. Additionally, if our board of directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect six members of the board of directors, each of whom may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock have separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock are entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16 (after taking into account the Reverse Stock Split).

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

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (to be increased to 7% as of October 1, 2016 with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP (“Fireman”)), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

If we elect to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares equal to the conversion amount divided by the market price. The conversion amount is (a) the product of (i) the market price, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The market price is the average of the closing prices for our common stock over the 20 trading day period immediately preceding the notice of conversion.  If we elect to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. We will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as we make a pro rata prepayment on all of the Modified Convertible Notes.

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

NOTE 17 — FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The financial instruments recorded in the condensed consolidated balance sheets include cash and cash equivalents, factored accounts receivable, trade receivables (including credit card receivables), royalty receivables, accounts payable, revolving credit facilities, senior secured notes and term loans discussed elsewhere in this Amendment. Due to their short-term maturity, the carrying values of cash, trade accounts receivables, and accounts payable approximate their fair market values. In addition, the carrying amounts of the ABL Credit Agreement and Term Credit Agreement approximate their fair value because of the variable market interest rate charged to us.

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

		Carrying Value		Fair Value
Financial Instrument	Level	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Convertible notes	3	$11,946	$—	$11,490	$—
Loan payable	3	—	1,653	—	1,653
		$11,946	$1,653	$11,490	$1,653

NOTE 18 — DISCONTINUED OPERATIONS

On February 29, 2016, we completed the closure of 14 of our Joe’s® brand retail stores. In accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the results of operations of our former Joe’s Business are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 because those operations were disposed of as of March 31, 2016. Due to the timing of the RG Merger, there are no discontinued operations prior to the three months ended March 31, 2016.  The operations and cash flows of the 14 Joe’s® brand retail stores that were part of the Joe’s Business have been eliminated from the ongoing operations of the Company since the Company will not have any continuing involvement in the operations of such retail stores that were closed after the disposal transaction.  There were no assets from the discontinued operations as of March 31, 2016.

The operating results of discontinued operations for the three months ended March 31, 2016 are as follows (in thousands):

Three months ended
March 31,2016
(as restated (1))
Net sales from discontinued operations	$1,208
Loss from discontinued operations before income tax	(1,286)
Income tax provision	—
Loss from discontinued operations	$(1,286)

(1)         See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

Liabilities from the discontinued operations as of March 31, 2016 consists of $892,000 of accounts payable which is included in current liabilities in the accompanying March 31, 2016 condensed consolidated balance sheet.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Amendment contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of Exchange Act, which represent our management’s beliefs and assumptions concerning future events based on information currently available to us. When used in this Amendment  and in documents incorporated herein by reference, the words and phrases “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” “indicates,” “forecast,” “guidance,” “outlook,” “targets” and similar expressions and the negatives of such words and phrases are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the risk that we incurred substantial indebtedness in connection with the acquisition of RG, , and it may be necessary to refinance or extend our indebtedness, which may decrease our business flexibility and adversely affect our financial results; the risk that we may default on the indebtedness we incurred to finance the acquisition of RG; the risk that we will be unsuccessful in integrating Hudson and RG and achieving our intended results as a result of such acquisitions; the risk that our foreign sourcing of our products and the implementation of foreign production for Hudson’s products may adversely affect our business; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; the risks associated with leasing retail space and operating our own retail stores; the highly competitive nature of our denim and premium lifestyle apparel businesses in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; our reliance on a small number of large customers; our ability to implement successfully any growth or strategic plans; our ability to manage our inventory effectively; the risk of cyber attacks and other system risks; our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; competitive factors, including the possibility of major customers sourcing products overseas in competition with our products; the risk that acts or omissions by our third-party vendors, including those to whom we license our brands, could have a negative impact on our reputation; the effect of the RG Merger on our financial results, business performance and product offerings; the risk that our credit ratings or those of our subsidiaries may be different from what we expect; the risk that our existing stockholders may be diluted if we choose to settle our Modified Convertible Notes by issuing shares of our common stock; risks associated with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016, the identification of material weaknesses in our internal control over financial reporting and our ability to maintain effective internal control over financial reporting; and the risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the year ended November 30, 2015 (the “2015 Form 10-K”), and in “Part II, Item 1A, Risk Factors” of this Amendment.

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the quarterly periods ended March 31, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 and the notes thereto (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016), as well as the unaudited condensed consolidated financial statements and notes thereto and information contained in this Amendment.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories bearing the brand Hudson®, the design, development, sales and licensing of apparel products and accessories bearing the brand name Robert Graham®. Hudson® was established in 2002, and is similarly recognized as a premier designer and marketer of women’s and men’s premium branded denim apparel. Robert Graham® can be described as “American Eclectic” and received the 2014 “Menswear Brand of the Year” award from the American Apparel & Footwear Association. Since its launch in 2001, Robert Graham® was created based upon the premise of introducing sophisticated, eclectic style to the fashion market as an American-based company with an intention of inspiring a global movement. We completed the acquisition of our Robert Graham® business on January 28, 2016, when we acquired all of the outstanding equity interests of RG.

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

On January 19, 2015, our then-President and Chief Executive Officer, Marc B. Crossman, resigned. As a result of the defaults under the various credit agreements and the resignation of our Chief Executive Officer, our board of directors determined that it was in the best interests of the Company and our stockholders to explore strategic alternatives to remedy the defaults with our lenders and to find a new chief executive officer to lead us. On September 8, 2015, we entered into various definitive agreements intended to provide a total solution to resolving the Company’s operational, financial and management issues, pursuant to which we agreed to the following: (i) the Joe’s Asset Sale, later completed September 11, 2015, whereby we sold certain of our operating and intellectual property assets related to the Joe’s Business for a total of $80 million; (ii) the RG Merger Agreement, under which we agreed to combine our remaining business operated under the Hudson® brand with RG; (iii) the RG Stock Purchase Agreement, under which we agreed to issue and sell $50 million of our Series A Preferred Stock in a private placement to an affiliate of Tengram Capital Partners; (iv) the exchange of certain outstanding convertible notes for a combination of cash, shares of our common stock and certain Modified Convertible Notes; and (v) the appointment of a chief executive officer with public company experience.

On September 11, 2015, we completed the Joe’s Asset Sale of (i) certain of our intellectual property assets used or held for use in the Joe’s Business for an aggregate purchase price of $67 million pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and among us, Joe’s Holdings, and solely for the purpose of its related guarantee, Sequential Brands Group, Inc., a Delaware corporation (the “Joe’s IP Asset Purchase Agreement”), and (ii) among other things, certain inventory and other assets and liabilities related to the Joe’s Business for an aggregate purchase price of $13 million pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and between us and GBG (the “Joe’s Operating Asset Purchase Agreement”). The proceeds of the Joe’s Asset Sale were used to repay all of our indebtedness outstanding under the Garrison Term Loan Credit Agreement and a portion of our indebtedness outstanding under our revolving credit agreement. As a result, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015 and we entered into the CIT Amended and Restated Revolving Credit Agreement, which provided for a maximum credit availability of $7.5 million and waived certain defaults. On January 28, 2016, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with our entering into (i) the ABL Credit Agreement and security agreement with Wells Fargo Bank, National Association, as lender, and (ii) the Term Credit Agreement and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto. The aggregate cash consideration received was reduced by $19.0 million to repay all of RG’s outstanding loans and indebtedness under its revolving credit agreement with J.P. Morgan Chase Bank, N.A.

On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of RG, as contemplated by the RG Merger Agreement, by and among RG, RG Merger Sub and us, for an aggregate of $81.0 million in cash and 8,825,461 shares of our common stock (after giving effect to the Reverse Stock Split (as defined above and discussed below)). Pursuant to the RG Merger Agreement, among other things, our RG Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly-owned subsidiary.

Effective upon consummation of the RG Merger, we changed our name to “Differential Brands Group Inc.” and completed the Reverse Stock Split, such that each 30 shares of our issued and outstanding common stock were reclassified into one share of our issued and outstanding common stock. The Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of our common stock in order to maintain our listing on NASDAQ.

In connection with the RG Merger, on January 28, 2016, we completed the issuance and sale of an aggregate of 50,000 shares of our Series A Preferred Stock for an aggregate purchase price of $50 million in cash, as contemplated by our RG Stock Purchase Agreement with TCP Denim, LLC. We used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit Agreement and Term Credit Agreement to, among other things, consummate the RG Merger and the transactions contemplated by the RG Merger Agreement.

After the closing of the Joe’s Operating Asset Purchase Agreement and the Joe’s IP Asset Purchase Agreement on September 11, 2015, we retained and operated 32 Joe’s® brand retail stores, of which we transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed. GBG supplied Joe’s® branded merchandise to the retail stores for resale under a license from the Joe’s Holdings. The Joe’s® retail stores which Differential retained after the RG Merger until their closure later in the first quarter of fiscal 2016 are reported as part of the discontinued operations of the post-RG Merger combined Company in this management’s discussion and analysis.

Reportable Segments

We view our business and measure performance based on three primary segments: Wholesale, Consumer Direct and Corporate and other. Before its Merger with RG, Differential operated its Hudson Business and Joe’s Business using Wholesale and Retail (which we have renamed Consumer Direct) as its two reportable segments. Because RG has been accounted for as the accounting acquirer as a result of the RG Merger, we have adopted RG’s three subdivisions as our reportable segments for all operations of our combined Company for periods after the RG Merger’s closing date. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.

Wholesale

As of March 31, 2016 and 2015, our Wholesale segment was comprised of sales of Robert Graham® products to leading nationwide premium department stores, specialty retailers and boutiques and select off-price retailers (“Off-Price”), and, following the closing of the RG Merger Agreement on January 28, 2016 and as of March 31, 2016, was also comprised of sales of Hudson® products to retailers, specialty stores and international and off-price customers. Additionally, our Wholesale segment included expenses from our sales and customer service departments, trade shows, warehouse distribution and product samples associated with, as of March 31, 2015 and 2016, our Robert Graham® product line and, following the closing of the RG Merger Agreement on January 28, 2016 and as of March 31, 2016, our Hudson® product line. Domestically, we sell our Hudson® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Internationally, we sell our products to customers in various countries.

We measure performance of our Wholesale segment primarily based on the diversity of product classifications and number of retail “doors” that sell our products within existing accounts as well as our ability to selectively expand into new accounts having retail customers carrying similar premium-priced products. While growth in our Wholesale segment has been relatively flat since the beginning of 2013 as we have focused on growing our higher margin Consumer Direct segment, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors within existing accounts, selectively expanding into new accounts and continued installation of shop-in- shops. International expansion largely through wholesale distributors and licensees is also a strategy that we are pursuing.

Consumer Direct

As of March 31, 2016 and 2015, our Consumer Direct segment was comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores and through our retail internet site located at www.robertgraham.us. As this segment generates higher gross margins and provides us greater control of our brand, product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of March 31, 2016, including 18 full price stores and 12 outlet stores. Additionally, during the second quarter of fiscal 2016, we expect to open one new Robert Graham® retail store and close another retail store in

New York.  We have signed a lease for a store we expect to open in early 2017.  We have expanded the ecommerce part of the Consumer Direct segment by creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the RG Merger Agreement on January 28, 2016 and as of March 31, 2016, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our online retail site at www.hudsonjeans.com.  Revenues from the 14 Joe’s® brand retail stores which we owned and operated until they closed as of February 29, 2016 are reported as discontinued operations.

We measure performance of our Consumer Direct segment primarily based on the profitability of our stores, as well as our ability to attract and retain customers in our ecommerce business and the conversion rates on our website. The opening of new stores requires significant capital investment prior to generating revenue. Given our plans to continue to expand our retail footprint, near-term operating results could be adversely affected and we will need to closely manage our liquidity and capital resources.

Corporate and other

As of March 31, 2016 and 2015, our Corporate and other segment was comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eye and sun glasses, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Following the closing of the RG Merger on January 28, 2016, our Corporate and other segment also included licensing revenue from the sale by our licensee for the sale of our Hudson® children’s product line.  Our Corporate and other segment also encompassed our corporate operations, including the design, production, general brand marketing and advertising, operations, information technology, accounting, executive, legal and human resources departments associated with, as of March 31, 2016 and March 31, 2015, our Robert Graham® product line and, following the closing of the RG Merger Agreement on January 28, 2016 and as of March 31, 2016, our Hudson® product line. Similar to our Wholesale segment, we measure performance of our Corporate and other segment primarily based on our licensees’ ability to sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories.

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

For the remainder of 2016, we believe that our growth drivers will be dependent upon successful integration of the Robert Graham Business with the Hudson Business as a result of the RG Merger, which includes reducing expenses and achieving synergies as a result of the RG Merger. In addition, we may face increased costs as we attempt to integrate the technology, personnel, customer base and business practices.  Overall, we see opportunities for continued margin enhancement if we are successful in growing our Wholesale, Consumer Direct and Corporate and other segments. In particular, we see opportunity to improve product sourcing through growing economies of scale and to further enhance gross margins as we continue to increase the proportion of our business derived from our Consumer Direct segment. No assurances can be given that these or other actions will result in increased profitability.

Results of Operations

Comparison of Three Months Ended March 31, 2016, as Restated, to Three Months Ended March 31, 2015

	Three months ended
	(in thousands, except percentages, unaudited )
	March 31, 2016	March 31, 2015	$ Change	% Change
	(as restated (1))
Net sales	$33,715	$18,948	$14,767	78%
Cost of goods sold	13,412	7,057	6,355	90%
Gross profit	20,303	11,891	8,412	71%
Gross margin	60%	63%	57%

Selling, general and administrative	20,429	10,292	10,137	98%
Depreciation and amortization	1,362	897	465	52%
Retail store impairment	279	—	279	N/A
Operating (loss) income from continuing operations	(1,767)	702	(2,469)	(352)%

Interest expense	1,341	134	1,207	901%
(Loss) income from continuing operations, before income tax provision	(3,108)	568	(3,676)	(647)%
Income tax provision	2,087	11	2,076	18,873%
(Loss) income from continuing operations	(5,195)	557	(5,752)	(1,033)%
Loss from discontinued operations, net of tax	(1,286)	—	(1,286)	N/A
Net (loss) income	$(6,481)	$557	$(7,038)	(1,264)%

(1)         See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

Three Months Ended March 31, 2016 and 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated and excludes the results from discontinued operations:

	Three months ended
	(in thousands, except percentages, unaudited )
	March 31, 2016	March 31, 2015	$ Change	% Change
Net sales:	(as restated (1))
Wholesale	$25,577	$11,816	$13,761	116%
Consumer Direct	7,639	6,518	1,121	17%
Corporate and other	499	614	(115)	(19)%
	$33,715	$18,948	$14,767	78%

Gross profit:
Wholesale	$14,031	$6,263	$7,768	124%
Consumer Direct	5,773	5,014	759	15%
Corporate and other	499	614	(115)	(19)%
	$20,303	$11,891	$8,412	71%

Operating (loss) income:
Wholesale	$9,645	$4,830	$4,815	100%
Consumer Direct	(1,525)	237	(1,762)	(743)%
Corporate and other	(9,887)	(4,365)	(5,522)	127%
	$(1,767)	$702	$(2,469)	(352)%

(1)         See “Note 3 — Correction of Errors” to the unaudited condensed consolidated financial statements in this Amendment.

For the three months ended March 31, 2016, or the first quarter of fiscal 2016, our net sales increased to $33,715,000 from $18,948,000 for the three months ended March 31, 2015, or the first quarter fiscal 2015, a 78 percent increase.  We had an operating loss from continuing operations of $1,767,000 compared to an operating income from continuing operations of $702,000 for the first quarter of fiscal 2015.

Net Sales

Our overall net sales increased to $33,715,000 for the first quarter of fiscal 2016 from $18,948,000 for the first quarter of fiscal 2015, a 78 percent increase. This increase in our net sales was primarily attributed to the addition of $16,934,000 in sales from our Hudson® brand.

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

Consumer Direct net sales increased to $7,639,000 for the first quarter of fiscal 2016 from $6,518,000 for the first quarter of fiscal 2015, a 17 percent increase. This increase in our Consumer Direct net sales was attributed to the addition of $533,000 in sales from our Hudson® ecommerce business. Our Robert Graham Consumer Direct net sales also increased for the first quarter of fiscal 2016 due to the opening of nine new stores during fiscal 2015.

Our net sales also include $499,000 of licensing revenue in our Corporate and other segment for the first quarter of fiscal 2016 compared to $614,000 for the first quarter of fiscal 2015, representing a 19 percent decrease, which was due to lower revenues from existing licensees.

Gross Profit

Our gross profit increased to $20,303,000 for the first quarter of fiscal 2016 from $11,891,000 for the first quarter of fiscal 2015, a 71 percent increase. This increase in our gross profit was primarily attributed to the addition of $9,214,000 in gross profit from our Hudson® brand.

Our overall gross margin was 60 percent for the first quarter of fiscal 2016, compared to 63 percent for the first quarter of fiscal 2015, which was due to the addition of Hudson’s wholesale business, which generated a lower gross margin than Robert Graham.

Our Wholesale gross profit increased to $14,031,000 for the first quarter of fiscal 2016 from $6,263,000 for the first quarter of fiscal 2015, a 124 percent increase.  This increase was primarily driven by an additional $8,806,000 in gross profit from the Hudson wholesale business.

Our Consumer Direct gross profit increased to $5,773,000 for the first quarter of fiscal 2016, compared to $5,014,000 for the first quarter of fiscal 2015, a 15 percent increase, driven primarily by the increase in sales as a result of opening nine new stores during fiscal 2015 and the addition of $408,000 from our Hudson® ecommerce business.

Our Corporate and other gross profit decreased to $499,000 for the first quarter of fiscal 2016, compared to $614,000 for the first quarter of fiscal 2015, a 19 percent decrease, due to lower revenues from existing licensees.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Selling, general and administrative, or SG&A, expenses increased to $22,070,000 for the first quarter of fiscal 2016 from $11,189,000 for the first quarter of fiscal 2015, a 97 percent increase.  Our SG&A expense increase was mainly attributable to the addition of the Hudson® brand as a result of the RG Merger.  In addition, we incurred $3,280,000 of non-recurring transaction expenses related to the RG Merger in the first quarter of fiscal 2016.

Our SG&A expense includes expenses related to employee and employee related benefits, sales commissions, warehousing and freight, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, depreciation and amortization and retail store impairment.

Our Wholesale SG&A expense increased to $4,386,000 for the first quarter of fiscal 2016 from $1,433,000 for the first quarter of fiscal 2015, or a 206 percent increase.  Our Wholesale SG&A expense increase was mainly attributable to the addition of $2,909,000 in SG&A expense stemming from Hudson’s Wholesale operations.

Our Consumer Direct SG&A expense increased to $7,298,000 for the first quarter of fiscal 2016 from $4,777,000 for the first quarter of fiscal 2015, a 53 percent increase.  Our Consumer Direct SG&A expense increased mostly due to costs associated with the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and costs related to the termination agreement for the lease for one Robert Graham® brand retail store that was signed during the quarter and will close in June 2016.  In addition, in connection with the termination of the lease for the one Robert Graham retail store, we recorded a retail store impairment charge of $279,000.

Our Corporate and other SG&A expense increased to $10,386,000 for the first quarter of fiscal 2016 from $4,979,000 for the first quarter of fiscal 2015, an 109 percent increase.  Our Corporate and other SG&A expense includes general overhead associated with our operations as well as professional advisor fees incurred in connection with the RG Merger.  Our increase in SG&A expense was attributable to the addition of $2,068,000 in Hudson’s corporate operating expenses and $3,280,000 of transaction expenses related to the RG Merger.

Operating Loss from Continuing Operations

We had operating loss from continuing operations of $1,767,000 for the first quarter of fiscal 2016, compared to operating income from continuing operations of $702,000 for the first quarter of fiscal 2015.  This was primarily due to operating losses in our Corporate and other segment described below.

Our Wholesale operating income increased to $9,645,000 in the first quarter of fiscal 2016 from $4,830,000 for the first quarter of fiscal 2015, a 100 percent increase, primarily due to the addition of operating income of $5,897,000 attributable to the Hudson Business.

Our Consumer Direct segment had operating loss of $1,525,000 for the first quarter of fiscal 2016, compared to operating income of $237,000 for fiscal quarter 2015, a 743 percent decrease, primarily due to costs associated with the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and the termination agreement for the lease for one Robert Graham® brand retail store that was signed during the quarter and will close in June 2016.

Corporate and other operating loss increased to $9,887,000 for the first quarter of fiscal 2016 from $4,365,000 for the first quarter of fiscal 2015, a 127 percent increase, mainly due to the additional costs related to Corporate and other SG&A expense described above.

Interest Expense

Our interest expense increased to $1,341,000 for the first quarter of fiscal 2016 from $134,000 for the first quarter of fiscal 2015.  Our interest expense for the first quarter of fiscal 2016 is primarily associated with interest expense from our credit facilities and Modified Convertible Notes, paid-in-kind interest from our Modified Convertible Notes and amortization of debt discounts and deferred financing costs.

Income Tax (Benefit) Provision

Our effective tax rate from operations was an expense of negative 67 percent for the first quarter of fiscal 2016 compared to an expense of two percent for the first quarter of fiscal 2015.  The difference in the effective tax rate for the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, was primarily due to us becoming subject to entity level income tax during the first quarter of fiscal 2016 as a consequence of the RG Merger, increased estimated current year taxes, an increase to our deferred tax liabilities associated with indefinite lived intangible assets and the loss from operations incurred during the first quarter of fiscal 2016. This tax expense consisted of current tax expenses and deferred taxes associated with our deferred tax liability for indefinite lived intangible assets.

As our subsidiary RG is a limited liability company, until the RG Merger on January 28, 2016, it paid taxes only in some jurisdictions since income was generally taxed directly to its members and most taxes were paid directly by its members on the income of RG. However, since some jurisdictions do not recognize the limited liability company status, they required taxes to be paid by RG.  After the transaction, all of our entities are subject to corporate entity level taxes as the transaction resulted in a status change.

Loss from Discontinued Operations

We had a loss from discontinued operations of $1,286,000 in the first quarter of fiscal 2016 due to the operation of the Joe’s ® brand retail stores, which we operated until their assignment in January 2016 or their closure in February 2016.

Net Loss

We generated a net loss of $6,481,000 for the first quarter of fiscal 2016, compared to net income $557,000 for the first quarter of fiscal 2015.  The primary reason for the net loss for the first quarter of fiscal 2016 was due to the transaction expenses associated with the RG Merger, expenses related to the continued operation of certain Joe’s® branded retail stores until their closure on February 29, 2016 and expenses related to the lease termination for one Robert Graham retail store that we will close in June 2016.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

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

For the remainder of fiscal 2016, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest required to be made under our existing credit facilities, our Modified Convertible Notes; (iii) working capital necessary to fund inventory purchases; (iv) integration and other costs associated with the RG Merger; and (v) financing extensions of trade credit to our customers.  We anticipate funding our operations through working capital by: (i) generating cash flows from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing the proceeds from our existing credit facilities.

At March 31, 2016 and December 31, 2015, our cash and cash equivalent balances were $11,351,000 and $1,966,000, respectively. Based on our cash on hand, cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs for the next 12 months. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations. Significant changes in the rate of inflation in the future may, however, affect certain expenses, including employee compensation, and we may not be able to successfully recover such increased costs from customers.

Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015

For the three months ended March 31, 2016, we used $15,384,000 of cash flows from operating activities to fund our working capital, pay for costs related to the RG Merger that were incurred through March 31, 2016 and fund our discontinued operations.  Cash flows from financing activities during the three months ended March 31, 2016 totaled $32,116,000, net of financing costs.  These cash flows consisted of $50,000,000 from the issuance of Series A Preferred Stock and $64,508,000 in funds from our credit facilities, net of the following financing costs (i) $23,348,000 for the repayment in full of our CIT Amended and Restated Revolving Credit Agreement and the JPM Loan Agreement; (ii) $58,218,000 for the redemption of the units held by our RG members; (iii) $1,366,000 as a distribution to RG members, which was accrued at the prior year end; and (iv) $125,000 of principal payments under our Term Loan Credit Agreement.  Additionally, in investing activities, we used cash flows of $809,000 for the purchase of property and equipment and $8,630,000 to pay the existing holders of convertible notes pursuant to the Rollover Agreement, net of cash of $2,092,000 on hand as of the date of the RG Merger.  At March 31, 2016, the JPM Loan Agreement and the CIT Amended and Restated Revolving Credit Agreement were each fully repaid using the proceeds of the cash consideration given to RG in the RG Merger in January 2016.

For the three months ended March 31, 2015, we used $1,581,000 of cash flows from operating activities to fund our working capital needs.  Cash flows generated from financing activities totaled $2,262,000 and consisted of proceeds from our loan payable.  During the three months ended March 31, 2015, we used $1,065,000 in investing activities primarily for the purchase of property and equipment.

Credit Agreements and Other Financing Arrangements

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, our subsidiary RG entered into the $30 million JPM Loan Agreement, a revolving credit facility with JP Morgan Chase Bank, which was later amended such that $3.5 million of the revolving credit facility was reclassified to the Capex Loan, a term loan. Interest on the amounts borrowed pursuant to the JPM Loan Agreement was charged based on RG’s average balance and, at our management’s election, at the bank’s prevailing prime rate plus 0.75% or LIBOR plus 2.25%, which was 2.6% at December 31, 2015. As a result of the Capex Loan, the maximum amount available under the JPM Loan Agreement’s revolving credit facility was reduced to $26.5 million. The remaining revolving credit facility under the JPM Loan Agreement provided for borrowings based on an amount not to exceed the sum of (i) 85% of eligible accounts receivable, (ii) 90% of eligible credit card receivables, (iii) 70% of eligible wholesale inventory, (iv) 75% of eligible retail inventory and (v) the trademark component, as defined in the JPM Loan Agreement, minus outstanding principal amount of Capex Loan, and minus reserves. In January 2016, RG used the aggregate cash consideration received in the RG Merger to repay all of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

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

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (to be increased to 7% as of October 1, 2016 with respect to the Modified Convertible Notes issued to Fireman), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

If we elect to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares equal to the conversion amount divided by the market price. The conversion amount is (a) the product of (i) the market price, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The market price is the average of the closing prices for our common stock over the 20 trading day period immediately preceding the notice of conversion.  If we elect to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. We will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as we make a pro rata prepayment on all of the Modified Convertible Notes.

Revolving Credit Agreement and Former Factoring Agreement with CIT

In connection with the Joe’s Asset Sale in September 2015, we entered into the CIT Amended and Restated Revolving Credit Agreement, which amended and restated the revolving credit agreement between us and CIT, dated as of September 30, 2013, and repaid a portion of the outstanding indebtedness under the credit agreement. On January 28, 2016, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into the ABL Credit Agreement and Term Credit Agreement (each as discussed below).

In December 2013, our subsidiary RG entered into a deferred purchase factoring arrangement and loan agreement with CIT. Under the agreement, RG assigned trade accounts receivable to a commercial factor with recourse, while retaining ownership of the assigned accounts receivable until the occurrence of a specified triggering event. RG paid fees ranging from 0.20% to 0.50% of the gross amount of the accounts receivable assigned, with an annual floor amount of $100,000. In January 2016, in connection with the RG Merger, we terminated our deferred purchase factoring arrangement and loan agreement and entered into our A&R Factoring Agreement pursuant to which we sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, we pay a factoring rate of (i) 0.20 percent for certain major department store accounts, (ii) 0.40 percent for all other accounts for which CIT bears the credit risk, subject to discretionary surcharges, and (iii) 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement. The A&R Factoring Agreement may be terminated by us upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with the closing of the RG Merger Agreement, we and certain of our subsidiaries entered into (i) the ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) the Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent, and the lenders party thereto.

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

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.  For additional information on the ABL Credit Agreement and Term Credit Agreement, see “Note 16 — Debt and Preferred Stock” to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Amendment.

As of March 31, 2016, we were in compliance with the financial and non-financial covenants in our ABL Credit Agreement and our Term Credit Agreement.

Contractual Obligations

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provide this information.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe that the accounting policies discussed below are important to an understanding of our condensed consolidated financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the accounting policies discussed in Note 3 to our audited consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016) and in “Note 2 — Accounting Policies” to this Amendment are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Revenue Recognition

Sales from our wholesale operations are recorded when the title to the goods is transferred to the customer, which is generally when we ship products to our customers. Provisions for product returns, allowances and other adjustments are recorded in the period the related sales are recognized.

Sales from our retail operations are recognized at the time the customer takes possession of the related merchandise. Sales from our ecommerce business are recognized when the merchandise is received by the customer. We record retail sales net of sales taxes collected from retail customers and estimates for future returns.

We earn royalties on the licensing of the use of our intellectual property in connection with certain products produced and sold by outside vendors. Royalties from licensing, including those pursuant to guaranteed minimum royalty obligations, are recognized when earned and deemed collectible, and are included in net sales.

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

Valuation of Goodwill and Other Finite-lived and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of trademarks. Goodwill and trademarks are not being amortized in accordance with the provisions of the FASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment testing date is December 31.

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

We primarily use discounted expected future cash flows (“DCF”) (Level 3 input), to test goodwill. Indefinite-lived intangible assets are tested for impairment through an income approach known as the relief from royalty method. A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in DCF and the relief from royalty method require the exercise of significant judgment including judgment about appropriate royalty rates, discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. Although we believe the historical assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.

We review our other indefinite-lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty method. Amortization of our customer relationships is computed using the straight-line method over an estimated useful life of 15 years.

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

Recent Accounting Pronouncements

See “Note 6 — Adoption of Accounting Principles” to our unaudited condensed consolidated financial statements above regarding new accounting pronouncements.

Where You Can Find Other Information

Our corporate website is www.differentialbrandsgroup.com. Information contained on our website is not incorporated into this Amendment. We make available on or through our website, without charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically submitted to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available for at the SEC’s website at www.sec.gov. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed online at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

Item 3.                                                         Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provide this information.

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

In connection with the filing of the Original Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, as disclosed in the Original Form 10-Q, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of March 31, 2016.

In the course of preparing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2016, certain errors were identified in the Q1 2016 Financial Statements included in our Original Form 10-Q. On August 10, 2016, our Board, in consultation with management, concluded that based on these errors, (i) the Company’s previously issued Q1 2016 Financial Statements should no longer be relied upon and (ii) such financial statements required restatement.

In light of this restatement, management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), due to material weaknesses identified in our internal control over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In our reassessment of the effectiveness of our disclosure controls and procedures, management determined that, as of March 31, 2016, the Company did not have adequately designed and documented management review controls to properly detect or prevent errors and omissions of required disclosures related to the following: (i) the classification and accounting treatment of the closure of 14 Joe’s® brand retail stores as of February 29, 2016 as discontinued operations; (ii) the accounting treatment for the dividend payable on the Company’s Series A Preferred Stock; (iii) the effect of modified convertible notes on the calculation of basic and diluted weighted average shares outstanding. (iv) the financial statement disclosures did not include disclosures for the calculation of earnings per share under the two-class method, non-cash supplemental cash flow information, certain accounting policies, pro forma financial information, certain related party disclosures and information relating to goodwill and intangible assets and the fair value of financial instruments.

Management determined that these errors and omissions resulted in two material weaknesses in the Company’s internal control over financial reporting.

Material Weakness #1 - The Company did not have adequately designed internal controls and technical expertise to ensure the timely identification, preparation and review of its accounting for certain complex, non-routine transactions, which was necessary to provide reasonable assurance that the Company’s financial statements and related disclosures would be prepared in accordance with U.S. GAAP.

Material Weakness #2 - The Company did not have adequately designed and documented management review controls to ensure that all relevant required disclosures under U.S. GAAP were identified and properly reflected in the notes to the Company’s financial statements.

These material weaknesses in the Company’s internal control over financial reporting led to errors being identified on the unaudited condensed consolidated balance sheet as of March 31, 2016, the unaudited condensed consolidated statements of operations, equity and cash flows for the three months ended March 31, 2016, and the related footnotes thereto. As discussed below, the Company is addressing the material weaknesses identified and is in the process of improving its controls to remediate these material weaknesses. Insofar as this Amendment contains our restated 2016 Q1 Financial Statements, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included herein present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediating the Material Weaknesses

We are in the process of improving our controls to remediate the material weaknesses that existed as of March 31, 2016.  Our management team is dedicated to evaluating, designing and implementing, with the support of external advisors and oversight of the audit committee of the Company’s Board (the “Audit Committee”), the appropriate remedial actions to address the material weaknesses and strengthen the Company’s internal control environment. Remediation actions will include the following and may include additional actions in future periods:

•                  We will engage a third-party expert in accounting and financial reporting to assist management with the review of the accounting treatment and the financial reporting and disclosure of complex and non-recurring transactions. We expect that this expert will provide an additional layer of review and expertise to ensure the application of U.S. GAAP to complex and significant transactions;

•                  We will form a disclosure committee composed of a member of our Audit Committee and members of management and finance, whose role will be the review of our financial reporting and disclosure of recurring and routine transactions on a quarterly basis and to oversee our evaluation of the accounting treatment and financial statement disclosure of such transactions.  Our disclosure committee will report to our senior management, including our Chief Executive Officer and/or our Chief Financial Officer; and

•                  We plan to enhance our reliance on our existing financial reporting checklists so as to develop a more robust financial statement close process.

We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered to be completely addressed until the applicable additional controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The foregoing has been approved by management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting. Additionally, as part of its evaluation of disclosure controls and procedures as of March 31, 2016, management reviewed the results of the above-described assessment of the Company’s internal control over financial reporting with the Audit Committee, and the Audit Committee agreed with the conclusions. The Audit Committee will continue to meet regularly with management and our independent registered accounting firm to review accounting, reporting, auditing, disclosure control and internal control matters.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the material weaknesses discussed above had not yet been identified by management.

PART II — OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are party to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. For more information, see “Note 14 — Commitments and Contingencies” to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Amendment.

Item 1A.                                                Risk Factors.

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2015 Form 10-K, except as noted below.

Matters arising out of the restatement of our Q1 2016 Financial Statements and the identification of material weaknesses in our internal control over financial reporting, such as decreased confidence among investors, limited ability to raise capital, potential regulatory inquiries and litigation, could materially adversely affect our results of operations, financial condition or the trading price of our common stock. Additionally, we cannot assure you that further material weaknesses will not be identified in the future or that we will be able to address fully the existing material weaknesses.

As discussed in the “Explanatory Note — Restatement of Financial Information” and in “Note 3 — Correction of Errors” to our unaudited condensed consolidated financial statements above, on August 10, 2016, our Board, in consultation with management, concluded that our Q1 2016 Financial Statements included in our Original Form 10-Q should no longer be relied upon due to errors identified therein and required restatement. Furthermore, as discussed in “Part I, Item 4. Controls and Procedures,” our management identified material weaknesses in our internal control over financial reporting as of March 31, 2016 that contributed to the restatement by not adequately addressing the errors in the Q1 2016 Financial Statements. This Amendment contains such restated Q1 2016 Financial Statements. We are in the process of improving our controls and plan to take certain measures to remediate the related material weaknesses, including engaging a third-party expert in accounting and financial reporting (unaffiliated with our independent registered accounting firm) to assist us with reviewing the accounting treatment and the financial reporting and disclosure of complex and non-recurring transactions in conformity with U.S. GAAP. We also intend to form a disclosure committee to review our financial reporting and disclosure of recurring and routine transactions and to oversee our evaluation of accounting treatment of such transactions, and plan to enhance our reliance on our existing financial reporting checklists so as to develop a more robust financial statement close process. We may also implement additional appropriate measures as part of this effort. For more information, see “Part I. Item 4. Controls and Procedures—Addressing the Material Weakness.”

While we believe we have made appropriate judgments in identifying the errors made in our previously issued Q1 2016 Financial Statements and recording the correct adjustments in preparing our restated financial statements, there is a risk that we may have to further restate such financial statements or take other actions not currently contemplated. With respect to material weaknesses in our internal control over financial reporting, there can be no assurance that we will be able to fully remediate our existing material weaknesses or that our internal control will not suffer in the future from other material weaknesses, thus making us unable to prevent or detect on a timely basis material misstatements in our periodic reports with the SEC. If we are required to restate further our financial statements, or if we fail to remediate these material weaknesses or otherwise maintain effective internal control in the future, we could face reduced confidence from investors in our financial statements, difficulty in filing timely periodic reports with the SEC, limited ability to raise capital or a decrease in the trading price of our common stock. Additionally, any failure to remediate the existing material weaknesses or a failure to maintain effective internal control over financial reporting could negatively impact our results of operations, cash flows and financial condition, subject us to potential litigation and regulatory inquiry and cause us to incur additional costs in future periods relating to the implementation of remedial measures.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table includes information regarding purchases of our common stock made by us during the three months ended March 31, 2016 (in actual amounts).

			(c)	(d)
			Total Number of	Maximum Dollar Value
			Shares Purchased	of Shares That May
	(a)	(b)	as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased(1)	Paid Per Share	Plans or Programs	Programs (in millions)
January 1, 2016 — January 31, 2016	10	$5.70	—	$—
February 1, 2016 — February 29, 2016	—	$—	—	$—
March 1, 2016 — March 31, 2016	—	$—	—	$—
Total/Average	10	$5.70		$

(1)         Effective upon consummation of the RG Merger, we effected the Reverse Stock Split of our issued and outstanding common stock whereby 30 shares of our issued and outstanding common stock were reclassified into one share of our issued and outstanding common stock. On January 28, 2016, our board of directors approved the redemption of all fractional shares of our common stock that remained following effectuation of the Reverse Stock Split. These purchases represent the Company’s redemption of fractional shares of common stock that remained following effectuation of the Reverse Stock Split that occurred on January 28, 2016.  Additionally, in connection with the RG Merger, on January 28, 2016, we completed the exchange of our outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes, as contemplated by the Rollover Agreement, dated September 8, 2015, between us and the holders of our convertible notes, which was a privately negotiated transaction. For more information on the RG Merger, see “Overview” and Notes 1, 4 and 5 in “Part I, Item 1. Financial Statements” above.

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

DIFFERENTIAL BRANDS GROUP INC.

August 16, 2016	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer
(Principal Executive Officer)

August 16, 2016	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
2.1*	First Amendment to Asset Purchase Agreement, dated as of January 28, 2016, by and between the Company and GBG USA Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2016

3.1	Eighth Amended and Restated Certificate of Incorporation of Differential Brands Group Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2016

4.1	Specimen Common Stock Certificate of Differential Brands Group Inc.	Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2016

4.2	Certificate of Designation of Preferred Stock of Differential Brands Group Inc.	Exhibit 4.2 to the Current Report on Form 8-K filed on January 29, 2016

4.3	Form of Subordinated Convertible Note of Differential Brands Group Inc.	Exhibit 4.3 to the Current Report on Form 8-K filed on January 29, 2016

10.1	Registration Rights Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and the investors named therein	Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2016

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