Form 10-Q
period 2016-06-30
Differential Brands Group Inc.
filed 2016-08-16
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

EXPLANATORY NOTE

Differential Brands Group Inc. and subsidiaries (“we,” “us,” “our,” the “Company” or “Differential”) began operations in 1987 as Innovo, Inc. Since our founding, we have evolved from producing craft and accessory products to designing and selling apparel products bearing the Hudson® and Robert Graham® and as of July 18, 2016, the SWIMS® brand names.  Prior to the Joe’s Asset Sale discussed below, we also designed and sold apparel products bearing the various Joe’s ® brand names.

As previously reported, on September 11, 2015, we completed the sale of certain of our operating and intellectual property assets related to the business operated under the brand names “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else” (the “Joe’s Business”) to GBG USA Inc., a Delaware corporation (the “GBG”), and the sale of certain of our intellectual property assets related to the Joe’s Business to Joe’s Holdings LLC, a Delaware limited liability company (“Joe’s Holdings”), for an aggregate purchase price of $80 million (the “Joe’s Asset Sale”). The proceeds of the Joe’s Asset Sale were used to repay all of our indebtedness outstanding under the term loan credit agreement, dated September 30, 2013 (the “Garrison Term Loan Credit Agreement”), with Garrison Loan Agency Services LLC (“Garrison”) and a portion of our indebtedness outstanding under our revolving credit agreement (the “CIT Revolving Credit Agreement”), dated September 30, 2013, as amended, with CIT Commercial Services, Inc. (“CIT”), a unit of CIT Group. In November 2014, we had received an initial notice of default and event of default and demand for payment of default interest from Garrison under the Garrison Term Loan Credit Agreement, which also triggered a default and event of default under the terms of the CIT Revolving Credit Agreement and our separate factoring facility with CIT. On February 10, 2015, we had received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT. As a result of the repayment based on the proceeds of the Joe’s Asset Sale, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015, and we entered into the amended and restated revolving credit agreement (the “CIT Amended and Restated Revolving Credit Agreement”), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million and waived certain defaults that remained in effect until the closing of the RG Merger (as defined below).

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

The RG Merger has been accounted for as a reverse merger and recapitalization. As a result of the RG Merger, RG is a wholly-owned subsidiary of the Company, the Company no longer owns certain assets and intellectual property of the Joe’s Business and the Company retains ownership of the businesses associated with its Hudson® brand (the “Hudson Business”). The former RG members own a majority of our issued and outstanding equity after the RG Merger. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical condensed consolidated financial statements and elsewhere in this Quarterly Report prior to the RG Merger are those of RG and will be recorded at the historical cost basis and the Company’s future periodic reports will reflect RG’s historical financial condition and results of operations for comparative purposes. For the three and six months ended June 30, 2016, the Company’s condensed consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations, cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson Business and RG; and (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)	(note 1)
ASSETS
Current assets
Cash and cash equivalents	$8,368	$1,966
Factored accounts receivable, net	12,155	4,917
Accounts receivable, net	1,521	1,836
Royalties receivable	663	547
Inventories	26,759	15,353
Prepaid expenses and other current assets	1,976	1,351
Total current assets	51,442	25,970

Property and equipment, net	13,003	13,406
Goodwill	6,524	2,286
Trade names and other intangibles, net	84,965	39,823
Other assets	477	1,374
Total assets	$156,411	$82,859

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,114	$13,084
Cash advances from customers	1,724	—
Current portion of long-term debt	875	—
Current portion of loan payable	—	1,167
Total current liabilities	21,713	14,251

Long-term debt, net of current portion	47,694	—
Line of credit	12,000	17,013
Convertible notes	12,251	—
Deferred income taxes, net	9,723	—
Deferred rent	3,624	3,568
Other liabilities	81	—
Loan payable, net of current portion	—	486
Total liabilities	107,086	35,318

Commitments and contingencies

Equity
Preferred members	—	24,798
Common members	—	22,743

Series A convertible preferred stock, $0.10 par value: 50 and 0 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5	—
Common stock, $0.10 par value: 100,000 and 0 shares authorized, 12,379 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,239	—
Additional paid-in capital	56,093	—
Accumulated deficit	(8,012)	—
Total equity	49,325	47,541

Total liabilities and equity	$156,411	$82,859

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net sales	$32,373	$16,256	$66,088	$35,204
Cost of goods sold	15,274	6,310	28,686	13,367
Gross profit	17,099	9,946	37,402	21,837

Operating expenses
Selling, general and administrative	18,718	9,259	39,147	19,551
Depreciation and amortization	1,501	936	2,863	1,833
Retail store impairment	—	—	279	—
	20,219	10,195	42,289	21,384
Operating (loss) income	(3,120)	(249)	(4,887)	453
Interest expense, net	1,995	134	3,336	268
(Loss) income before income tax	(5,115)	(383)	(8,223)	185
Income tax (benefit) provision	(1,510)	105	577	116
(Loss) income from continuing operations	(3,605)	(488)	(8,800)	69
Loss from discontinued operations, net of tax	—	—	(1,286)	—
Net (loss) income	$(3,605)	$(488)	$(10,086)	$69

(Loss) earnings per common share - basic
(Loss) earnings from continuing operations	$(0.29)	$(0.06)	$(0.74)	$0.01
Loss from discontinued operations	—	—	(0.11)	—
(Loss) earnings per common share - basic	$(0.29)	$(0.06)	$(0.85)	$0.01

(Loss) earnings per common share - diluted
(Loss) earnings from continuing operations	$(0.29)	$(0.06)	$(0.74)	$0.01
Loss from discontinued operations	—	—	(0.11)	—
(Loss) earnings per common share - diluted	$(0.29)	$(0.06)	$(0.85)	$0.01

Weighted average shares outstanding
Basic	12,380	8,825	11,852	8,825
Diluted	12,380	8,825	11,852	8,825

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operating activities	$(13,083)	$175
Net cash used in discontinued operating activities	(1,384)	—
Net cash (used in) provided by operating activities	(14,467)	175

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in reverse acquisition with Robert Graham, net of cash acquired	(6,538)	—
Refund of security deposit	—	41
Purchases of property and equipment	(1,125)	(1,319)
Net cash used in investing activities	(7,663)	(1,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	49,881	—
Proceeds from new term debt	50,000	—
Repayment of new term loan	(250)	—
Proceeds from line of credit	12,587	—
Repayment of terminated line of credit and loan payable	(23,349)	—
Payment of deferred financing costs	(1,584)	—
Redemption of unit holders	(58,218)	—
Proceeds from customer cash advances	831
Payment of loan payable	—	(584)
Proceeds from line of credit	—	1,558
Payment of accrued distribution to members	(1,366)	(331)
Net cash provided by financing activities	28,532	643

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,402	(460)

CASH AND CASH EQUIVALENTS, at beginning of period	1,966	792

CASH AND CASH EQUIVALENTS, at end of period	$8,368	$332

Supplemental disclosures of cash flow information:
Interest paid	$1,563	$275
Income taxes paid	$507	$81

Supplemental disclosures of non-cash financing activities:
Reclassification of other assets to offering costs	$812	$—
Reclassification of other assets to deferred financing costs	$349	$—
Issuance of convertible notes	$16,565	$—
Common stock issued in reverse acquisition with Robert Graham	$20,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Preferred Series A		Additional	Accumulated	Preferred Member		Common Member		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Units	Amount	Units	Amount	Equity
Balance, January 1, 2015	—	$—	—	$—	$—	$—	5,100	$25,375	4,900	$23,298	$48,673
Distributions	—	—	—	—	—	—	—	18	—	(349)	(331)
Net income	—	—	—	—	—	—	—	35	—	34	69

Balance, June 30, 2015	—	$—	—	$—	$—	$—	5,100	$25,428	4,900	$22,983	$48,411

Balance, January 1, 2016	—	$—	—	$—	$—	$—	5,100	$24,798	4,900	$22,743	$47,541
Net loss through RG Merger date	—	—	—	—	—	—	—	(1,058)	—	(1,016)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	(29,313)	—	(28,905)	(58,218)
Contribution of Robert Graham in exchange for common shares	8,825	883	—	—	(13,634)	—	(5,100)	5,573	(4,900)	7,178	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	20,000
Net loss post RG Merger date	—	—	—	—	—	(8,012)	—	—	—	—	(8,012)
Issuance of Series A convertible preferred stock, net of offering costs of $931	—	—	50	5	49,064	—	—	—	—	—	49,069
Stock-based compensation	—	—	—	—	516	—	—	—	—	—	516
Issuance of restricted common stock	45	5	—	—	498	—	—	—	—	—	503

Balance, June 30, 2016	12,379	$1,239	50	$5	$56,093	$(8,012)	—	$—	—	$—	$49,325

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 — BASIS OF PRESENTATION

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories bearing the brand name Hudson®, and the design, development, sales and licensing of apparel products and accessories bearing the brand name Robert Graham®. Our primary current operating subsidiaries are Robert Graham, Hudson Clothing, LLC (“Hudson”) and as of July 18, 2016, DFBG Swims, LLC (“DFBG Swims”) (see “Note 18 – Subsequent Events”). In addition, we have other non-operating subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

On January 28, 2016, we completed the RG Merger.  We refer you to the “Explanatory Note” on page 1 for the definitions of the capitalized terms used in this Quarterly Report.  As a result of the RG Merger, RG is a wholly-owned subsidiary of the Company and RG’s former members own a majority of our issued and outstanding equity. Additionally, the Company owns the Robert Graham Business, no longer owns the Joe’s Business and has retained ownership of the Hudson Business. The RG Merger has been accounted for as a reverse merger and recapitalization, such that, under the acquisition method, RG has been deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical condensed consolidated financial statements and elsewhere in this Quarterly Report prior to the RG Merger are those of RG and are recorded at the historical cost basis. For the three and six months ended June 30, 2016, the Company’s condensed consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; and (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations and cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson Business and Robert Graham Business; (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016.

In connection with the RG Merger, we changed our fiscal year end to December 31 and report our results with RG as the accounting acquirer. Certain reclassifications have been made to prior year amounts within the accompanying condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows to conform to the current period presentation.

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

Our unaudited condensed consolidated financial statements, which comprise the accounts of our wholly-owned subsidiaries (including Hudson from the date of the completion of the RG Merger), for the quarterly period ended June 30, 2016 and 2015 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31,

2015 (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016).

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements  as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 contained in Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The results for the quarterly period ended June 30, 2016 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2016. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 — ACCOUNTING POLICIES

Our accounting policies are described in the December 31, 2015 financial statements of RG filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016.  The following accounting policies became effective in the six months ended June 30, 2016:

Discontinued Operations

In accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held for sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The accompanying unaudited condensed consolidated financial statements reflect the results of operations of our Joe's Business as discontinued operations.

Stock−Based Compensation

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

Two−Class Earnings Per Share

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

Preferred Share Dividend

Cumulative dividends on preferred stock are only accrued for when the board of directors declares a dividend.  The board of directors has not declared a dividend through June 30, 2016.

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

We do not require collateral for trade accounts receivable. However, we sell a portion of our accounts receivable to CIT on a non-recourse basis (see “Note 6 – Factored and Accounts Receivables, Net”). In that instance, we are no longer at risk if the customer fails to pay. For accounts receivable that are not sold to CIT or sold on a recourse basis, we continue to be at risk if these customers fail to pay. We provide an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis. The net carrying value approximates the fair value for these assets. Such losses have historically been within management’s expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

For the three and six months ended June 30, 2016 and 2015, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Customer A	21%	9%	20%	11%
Customer B	11%	4%	12%	5%

As of June 30, 2016 and December 31, 2015, these customers represented approximately 67% and 47%, respectively, of our factored accounts receivable in our accompanying condensed consolidated balance sheets.

NOTE 3 — MERGER AND RELATED TRANSACTIONS

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

We used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit and Term Credit Agreement (see “Note 15 – Debt and Preferred Stock”) to consummate the RG Merger and the transactions contemplated by the RG Merger Agreement.

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

In addition, in connection with the consummation of the RG Merger, we entered into (i) the ABL Credit Agreement with Wells Fargo Bank, National Association, as lender, (ii) the Term Credit Agreement with TCW Asset Management Company, and (iii) the A&R Factoring Agreement (as defined below) with CIT.  See “Note 15 – Debt and Preferred Stock” for additional information about the ABL Credit Agreement and Term Credit Agreement and “Note 6 – Factored and Accounts Receivables, Net” for additional information about the factoring agreement.

NOTE 4 — MERGER CONSIDERATION

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

Under the acquisition method of accounting, the total purchase price is allocated to the preliminary assets acquired and liabilities assumed based on their estimated fair values. We may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary estimated purchase price allocation based on information available as of June 30, 2016 (in thousands, except share and per share data):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$2,092
Factored accounts receivable	6,719
Accounts receivable	336
Inventories	11,378
Prepaid expenses and other current assets	754
Property and equipment	356
Other assets	352
Accounts payable and accrued expenses	(15,417)
Customer cash advances	(893)
Line of credit	(4,683)
Deferred income tax liability	(9,453)
Other liabilities	(81)
Buy-out payable	(1,668)
Intangible assets acquired:
Trade name	32,300
Customer relationships	14,100
Total	36,192
Excess purchase price over net assets acquired	4,238

Total net assets acquired	$40,430

Total purchase price:
Cash paid to existing holders of convertible notes	$8,630
Fair value of Modified Convertible Notes transferred to the existing holders of convertible notes	11,800
Equity consideration to the Company's stockholders and existing holders of convertible notes
(3,508,747 common shares at $5.70)	20,000

Total Purchase Price	$40,430

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

In addition, we incurred $3,636,000 of non-recurring expenses related to the RG Merger in the six months ended June 30, 2016.

Total revenue and income from continuing operations from Hudson since the date of the RG Merger included in the accompanying unaudited condensed consolidated financial statements is $34,681,000 and $4,406,000, respectively.

The following table presents our unaudited pro forma results (in thousands, except per share data) for the three and six months ended June 30, 2016 and 2015, respectively, as if the RG Merger had occurred on January 1, 2015.  These results are not intended to reflect our actual operations had the acquisition occurred on January 1, 2015.

Acquisition transaction costs have been excluded from the pro forma net (loss) income.  Statutory rates were used to calculate income taxes.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net sales	$32,373	$32,663	$69,714	$71,531
Net loss	$(1,325)	$(2,451)	$(2,282)	$(4,090)

Weighted average common shares outstanding	12,380	12,380	12,380	12,380
Loss per common share - basic and diluted	$(0.11)	$(0.20)	$(0.18)	$(0.33)

NOTE 5 —  ADOPTION OF ACCOUNTING PRINCIPLES

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our condensed consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Customers with Contracts (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 amends certain aspects of ASU No. 2014-09, “Revenue from Customers with Contracts (Topic 606).” The amendments include the following:

•

Collectibility – ASU 2016-12 clarifies the objective of the entity’s collectibility assessment and contains new guidance on when an entity would recognize as revenue consideration it receives if the entity concludes that collectibility is not probable.

•

Presentation of sales tax and other similar taxes collected from customers – Entities are permitted to present revenue net of sales taxes collected on behalf of governmental authorities (i.e., to exclude from the transaction price sales taxes that meet certain criteria).

•

Noncash consideration – An entity’s calculation of the transaction price for contracts containing noncash consideration would include the fair value of the noncash consideration to be received as of the contract inception date. Further, subsequent changes in the fair value of noncash consideration after contract inception would be subject to the variable consideration constraint only if the fair value varies for reasons other than its form.

•

Contract modifications and completed contracts at transition – The ASU establishes a practical expedient for contract modifications at transition and defines completed contracts as those for which all (or substantially all) revenue was recognized under the applicable revenue guidance before the new revenue standard was initially adopted.

•

Transition technical correction – Entities that elect to use the full retrospective transition method to adopt the new revenue standard would no longer be required to disclose the effect of the change in accounting principle on the period of adoption (as is currently required by ASC 250-10-50-1(b)(2)); however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted.

ASU 2016-12 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date of December 31, 2016. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

NOTE 6 — FACTORED AND ACCOUNTS RECEIVABLES, NET

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

Prior to the RG Merger, we were also party to a deferred purchase factoring arrangement with CIT, which was terminated in connection with the RG Merger.  See “Note 15 – Debt and Preferred Stock” below for further discussion of this and other RG debt arrangements prior to the RG Merger.

Factored and accounts receivables consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Non-recourse receivables assigned to factor	$16,439	$5,456
Client recourse receivables	500	637
Total receivables assigned to factor	16,939	6,093

Allowance for customer credits	(4,784)	(1,176)
Factor accounts receivable, net	$12,155	$4,917

Non-factored accounts receivable	$2,756	$2,392
Allowance for customer credits	(1,126)	(484)
Allowance for doubtful accounts	(109)	(72)
Accounts receivable, net of allowance	$1,521	$1,836

Total factored and accounts receivable, net	$13,676	$6,753

Of the total amount of receivables sold by us as of June 30, 2016 and December 31, 2015, we hold the risk of payment of $500,000 and $637,000, respectively, in the event of non-payment by the customers.

NOTE 7 — INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Finished goods	$25,170	$14,979
Finished goods consigned to others	1,299	69
Work in progress	19	—
Raw materials	271	305
Inventories	$26,759	$15,353

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

During the six months ended June 30, 2016, we recorded a store impairment charge of $279,000 related to one of our RG retail stores which was closed prior to the lease end date. We did not record any retail store impairment charges in the three months ended June 30, 2016.

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

Our annual impairment testing date is December 31 of each year.

Intangible assets as of June 30, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount

Trade names	Indefinite	$58,337	$—	$58,337
Customer relationships	13 to 15 Years	33,900	7,272	26,628
Total		$92,237	$7,272	$84,965

Intangible assets as of December 31, 2015 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount

Trade names	Indefinite	$26,037	$—	$26,037
Customer relationships	15 Years	19,800	6,014	13,786
Total		$45,837	$6,014	$39,823

Amortization expense related to the intangible assets amounted to approximately $683,000 and $330,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,258,000 and $660,000 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2016	Remainder of the year	$1,365
2017		2,730
2018		2,730
2019		2,730
2020		2,730
Thereafter		14,343
		$26,628

Goodwill as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Balance at January 1	$2,286	$2,286
Preliminary goodwill created by the RG Merger	4,238	—
Ending balance	$6,524	$2,286

NOTE 9 — RELATED PARTY TRANSACTIONS

Peter Kim

We entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Chief Executive Officer of our subsidiary, Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, we entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim.  Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of our common stock issuable upon conversion of his Modified Convertible Notes.

Under the new non-competition agreement with us and Hudson, which became effective as of the closing date of the RG Merger, Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson that is competitive to us, Hudson or our respective subsidiaries for a period of up to three years from January 28, 2016. See “Note 15 – Debt and Preferred Stock.”

Registration Rights Agreement

On the closing date of the RG Merger, we entered into a registration rights agreement (the “Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are our major stockholders, the noteholder party to the Rollover Agreement and Michael Buckley, our Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, we are required to provide certain demand and piggyback registration rights to the parties to the Registration Rights Agreement. In particular, we are required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of our common stock (i) issued to the parties to the Registration Rights Agreement in connection with the RG Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Preferred Stock and the Modified Convertible Notes. Prior to the closing date of the RG Merger, we had a substantially similar registration rights agreement with the holders of the original convertible notes, which included Mr. Kim.

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

RG Purchases

We purchase orders from Texport Industries PVT Ltd, an entity affiliated with certain of our stockholders. RG purchased from the affiliated entity merchandise for resale amounting to approximately $1,398,000 and $2,080,000, respectively, representing approximately 9% and 33%, respectively, of costs of goods sold during the three months ended June 30, 2016 and 2015 and $5,210,000 and $5,945,000, respectively, representing approximately 18% and 44%, respectively, during the six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, approximately $2,248,000 and $4,600,000, respectively, were due to the affiliated entity and were included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Warehousing and Shipping

We utilize warehousing and shipping services from Creative Logistics Services, LLC, an entity affiliated with certain of our stockholders, under an agreement expiring in October 2017. Under the agreement, RG is charged a percentage of monthly net amounts invoiced. Warehousing and shipping services provided by the affiliated entity and charged to us amounted to approximately $337,000 and $325,000, respectively, during the three months ended June 30, 2016 and 2015 and $753,000 and $764,000, respectively, during the six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, approximately $294,000 and $283,000, respectively, were due to the affiliated entity and were included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

License Fees

We pay licensing fees to Robert Stock, one of our stockholders and a consultant, based on net wholesale sales and royalty income from certain licenses as defined in his employment agreement. We did not make any payments to Mr. Stock in the three months ended June 30, 2016 and 2015.  For the six months ended June 30, 2016 and 2015, licensing fees incurred to Mr. Stock were $46,000 and $52,000, respectively.

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is one of our stockholders, for certain travel and other related expenses of its employees related to services performed on our behalf and at our request.  For the three months ended June 30, 2016, we have recorded expenses of $84,000.  For the six months ended June 30, 2016, we recorded expense of $875,000, which included (i) $750,000 of reimbursement for legal fees incurred by TCP Denim, LLC, in connection with the purchase of the Series A Preferred Stock and RG Merger; and (ii) $41,000 of pre-RG Merger management fees that were paid by RG that are non-recurring as a result of the RG

Merger.  For the three months and six months ended June 30, 2015, RG paid $125,000 and $250,000, respectively, related to annual management fees and expenses that are non-recurring as a result of the RG Merger.

SWIMS® Transaction

In connection with the acquisition of SWIMS® in July 2016, we entered into certain financing arrangements with Tengram Partners Fund II, L.P., an entity affiliated with the holder of our Series A Preferred Stock, TCP Denim, LLC.  See “Note 18 – Subsequent Events.”

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

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Basic (loss) earnings per share computation:
Numerator:
(Loss) income from continuing operations	$(3,605)	$(488)	$(8,800)	$69
Loss from discontinued operations	-	-	(1,286)	-
Net (loss) income	(3,605)	(488)	(10,086)	69

Denominator:
Weighted average common shares outstanding	12,380	8,825	11,852	8,825

(Loss) earnings per common share - basic
(Loss) income from continuing operations	(0.29)	(0.06)	(0.74)	0.01
(Loss) Income from discontinued operations	-	-	(0.11)	-
(Loss) earnings per common share - basic	$(0.29)	$(0.06)	$(0.85)	$0.01

Diluted (loss) earnings per share computation:
Numerator:
(Loss) income from continuing operations	$(3,605)	$(488)	$(8,800)	$69
(Loss) Income from discontinued operations	-	-	(1,286)	-
Net (loss) income	(3,605)	(488)	(10,086)	69

Denominator:
Weighted average common shares outstanding	12,380	8,825	11,852	8,825
Effect of dilutive securities:
RSU's, convertible securities and options	-	-	-	-
Dilutive potential common shares	12,380	8,825	11,852	8,825

(Loss) earnings per common share - diluted
(Loss) income from continuing operations	(0.29)	(0.06)	(0.74)	0.01
Loss from discontinued operations	-	-	(0.11)	-
(Loss) earnings per common share - diluted	$(0.29)	$(0.06)	$(0.85)	$0.01

For the three and six months ended June 30, 2016, currently exercisable options, the Modified Convertible Notes, Series A Preferred Stock and unvested RSUs in the aggregate of 6,377,781 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2015, weighted average shares represent the number of shares issued to RG members in connection with the RG Merger.

Earnings (Loss) Per Share under Two− Class Method

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

The following table provides a reconciliation of net loss to preferred shareholders and common stockholders for purposes of computing net loss per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net (loss) income	$(3,605)	$(488)	$(10,086)	$69
Less: preferred dividends	863	-	1,268	-
Net (loss) income attributable to stockholders	(4,468)	(488)	(11,354)	69
Participating securities - Series A Preferred Stock	-	-	-	-
Net (loss) income attributable to common stockholders	$(4,468)	$(488)	$(11,354)	$69

Denominator:
Weighted average common shares outstanding	12,380	8,825	11,852	8,825

(Loss) earnings per common share - basic and diluted under two-class method	$(0.36)	$(0.06)	$(0.96)	$0.01

Shares Reserved for Future Issuance

As of June 30, 2016, shares reserved for future issuance include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 700,431 shares of common stock issuable upon the vesting of RSUs; and (iii) 1,187,498 shares of common stock issuable pursuant to the Modified Convertible Notes.

NOTE 11 — INCOME TAXES

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

A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of FASB ASC 740. Pursuant to ASC 740, we excluded the deferred income tax liabilities associated with identified indefinite long lived intangible assets as a source of income. For the second quarter of fiscal 2016, based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of the RG Merger date on January 28, 2016 and as of June 30, 2016. In calculating the amount of deferred tax assets subject to a valuation allowance, we have excluded the deferred tax liabilities associated with our trademarks from that amount.  These intangible assets have an indefinite life and therefore, we cannot expect that the associated deferred tax liabilities will reverse over the same periods as our other net deferred tax assets.

Certain limitations may be placed on net operating loss carryforwards as a result of a “change in control” as defined in Section 382 of the Internal Revenue Code. In the event a “change in control” occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of our ability to offset taxable income. Management believes that certain changes in control have occurred during the six months ended June 30, 2016 which may have resulted in significant limitations on our net operating loss carryforwards. As all of net operating carryforwards subject to these limitations have been reduced by a valuation allowance, there was no material impact on our condensed consolidated financial statements and related disclosures as a result of any limitation.

We apply the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2016 and December 31, 2015, we had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale business. We expect to reverse these unrecognized tax benefits during fiscal year 2016. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2012 through December 31, 2015.

NOTE 12 —EQUITY

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

As of June 30, 2016, shares reserved for future issuance under our 2004 Incentive Plan and our Restated Plan include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under our incentive plans; and (ii) 700,431 shares of common stock issuable upon the vesting of RSUs. As of June 30, 2016, no shares remained available for grant under the Restated Plan. We expect to adopt a new or restated stock incentive plan at our next annual meeting of stockholders.

Exercise prices for all options outstanding as of June 30, 2016 were as follows (in actual amounts):

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (Years)

$11.40	444	8.5
	444	8.5

The following table summarizes stock option activity by incentive plan for the six months ended June 30, 2016 (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	Restated Plan

Outstanding at January 1, 2016	—	—	—
Legacy Joe's stock options assumed	2,944	2,500	444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(2,500)	(2,500)	—
Outstanding and exercisable at June 30, 2016	444	—	444

The following table summarizes stock option activity for all incentive plans for the six months ended June 30, 2016 (in actual amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	—	$—	—
Legacy Joe's stock options assumed	2,944	27.70	1.4	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,500)	30.60	—	—
Outstanding and exercisable at June 30, 2016	444	$11.40	8.5	$—

The following table summarizes RSU activity for the six months ended June 30, 2016 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2015	—	$—
Granted	745,938	5.84
Vested	—	—
Issued	(45,507)	11.16
Cancelled	—	—
Forfeited	—	—
Outstanding at June 30, 2016	700,431	$5.49

During the three months ended June 30, 2016, we granted 100,000 shares of RSUs and did not issue any shares of common stock to holders of RSUs. During the six months ended June 30, 2016, we granted 745,938 shares of RSUs and issued 45,507 shares of common stock to holders of RSUs that vested during the period.

Stock-Based Compensation Cost

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  There was a total of $312,000 of stock-based compensation expense recognized during the three months ended June 30, 2016 and $1,019,000 during the six months ended June 30, 2016. There were no stock options,  RSUs or stock-based compensation awards granted or outstanding during fiscal year 2015, although in connection with the RG Merger, we assumed certain stock options granted by Joe’s which were outstanding during fiscal year 2015.

As of June 30, 2016, there was $3,336,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2016, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2016	Remainder of the year	$3,372
2017		7,149
2018		6,727
2019		6,434
2020		6,520
Thereafter		25,600
		$55,802

Modified Convertible Notes and Credit Agreements

See “Note 15 – Debt and Preferred Stock” below for a further discussion on the commitments related to the RG Merger, which included the issuance of the Modified Convertible Notes and the providing of the ABL Credit Agreement and Term Credit Agreement.

Advertising Agreements

In 2014, RG entered into certain agreements with an unrelated third party for advertising and sponsorship during 2015 and 2016.  The 2016 portion has subsequently been cancelled.  The amount charged to expense for these commitments was approximately $0 and $425,000 for the three months ended June 30, 2016 and 2015, respectively, and $750,000 and $700,000 for the six months ended June 30, 2016 and 2015, respectively.

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

NOTE 14 — SEGMENT INFORMATION

See “Note 1 – Basis of Presentation” for more information about our reportable segments. The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales:
Wholesale	$22,755	$8,483	$48,332	$20,299
Consumer Direct	9,097	7,245	16,736	13,763
Corporate and other	521	528	1,020	1,142
	$32,373	$16,256	$66,088	$35,204

Gross profit:
Wholesale	$9,665	$3,869	$23,696	$10,132
Consumer Direct	6,913	5,549	12,686	10,563
Corporate and other	521	528	1,020	1,142
	$17,099	$9,946	$37,402	$21,837

Operating (loss) income:
Wholesale	$5,108	$3,455	$14,753	$8,285
Consumer Direct	501	913	(1,024)	1,150
Corporate and other	(8,729)	(4,617)	(18,616)	(8,982)
	$(3,120)	$(249)	$(4,887)	$453

Capital expenditures:
Wholesale			$272	$100
Consumer Direct			762	1,140
Corporate and other			91	79
			$1,125	$1,319

			June 30, 2016	December 31, 2015
Total assets:
Wholesale			$55,764	$39,007
Consumer Direct			11,461	11,303
Corporate and other			89,186	32,549
			$156,411	$82,859

NOTE 15 — DEBT AND PREFERRED STOCK

The five-year payment schedule of our term debt and line of credit (both of which are classified as long-term debt) and our Modified Convertible Notes is as follows (in thousands):

	Payments due by period
	(in thousands)							Deferred	Original
	Remainder of							Financing	Issue	Carrying
	2016	2017	2018	2019	2020	Thereafter	Total	Costs, net	Discount, net	Value
Long-term debt	$250	$1,250	$2,500	$3,750	$5,000	$37,000	$49,750	$1,181	$—	$48,569
Line of credit	—	—	—	—	12,587	—	12,587	587	—	12,000
Convertible notes	—	—	—	—	—	16,565	16,565	—	4,314	12,251
Total	$250	$1,250	$2,500	$3,750	$17,587	$53,565	$78,902	$1,768	$4,314	$72,820

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

RG’s Former Factoring Agreement with CIT

In December 2013, our subsidiary RG entered into a deferred purchase factoring arrangement and loan agreement with CIT. Under the agreement, RG assigned trade accounts receivable to a commercial factor with recourse, while retaining ownership of the assigned accounts receivable until the occurrence of a specified triggering event. RG paid fees ranging from 0.20% to 0.50% of the gross amount of the accounts receivable assigned, with an annual floor amount of $100,000. In January 2016, in connection with the RG Merger, we terminated our deferred purchase factoring arrangement and loan agreement and entered into our A&R Factoring Agreement.  See “Note 6 – Factored and Accounts Receivables, Net.”

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with consummation of the RG Merger, we and certain of our subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 6 – Factored and Accounts Receivables, Net” for a discussion of the A&R Factoring Agreement.

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

The Term Facility includes mandatory prepayments customary for credit facilities of its nature, including, subject to certain exceptions: (i) 100% of the net cash proceeds from issuances of debt that is not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow, ranging from 50% to 0% depending on our senior leverage ratio. Outstanding loans under the Term Facility may be prepaid at any time at our option subject to customary “breakage” costs with respect to LIBOR loans. Subject to certain exceptions, prepayments of loans under the Term Facility are subject to a prepayment premium of (i) 2.00% during the first year after the closing date and (ii) 1.00% during the second year after the closing date. The Revolving Facility is required to be prepaid to the extent extensions of credit thereunder exceed the applicable borrowing base. Outstanding loans under the Revolving Facility may be prepaid at any time at our option without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

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

In connection with entering into the ABL Credit Agreement and the Term Credit Agreement, we incurred deferred financing costs totaling $1,930,000, of which $346,000 was accrued for as of December 31, 2015. As of June 30, 2016, we were in compliance with the financial and non-financial covenants in our ABL Credit Agreement and our Term Credit Agreement.

RG Stock Purchase Agreement

In connection with the RG Merger, we entered into the RG Stock Purchase Agreement with TCP Denim, LLC pursuant to which we issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of the Series A Preferred Stock, for an aggregate purchase price of $50 million in cash. The proceeds from the sale of Series A Preferred Stock were used to consummate the RG Merger. Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. As of June 30, 2016, the cumulative dividends totaled $1,268,000. Additionally, if our board of directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect six members of the board of directors, each of whom may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock have separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock are entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16 (after taking into account the Reverse Stock Split).

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

The following table (in thousands) is a summary of the recorded value of the Modified Convertible Notes as of June 30, 2016. The value of the convertible note reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4,673,000 that was recorded on January 28, 2016, the issuance date.

Balance
June 30, 2016
Modified Convertible Notes - Face value	$16,473
Less: Original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest paid January 29, 2016 - June 30, 2016	92
Accumulated accretion of debt discounts	359
Modified Convertible Notes value	$12,251

The following table (in thousands) is a summary of our total interest expense as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Contractual coupon interest	$1,603	$134	$2,723	$268
Amortization of discount and deferred financing costs	392	—	613	—
Total interest expense	$1,995	$134	$3,336	$268

NOTE 16 — FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The financial instruments recorded in the accompanying condensed consolidated balance sheets include cash and cash equivalents, factored accounts receivable, trade receivables (including credit card receivables), royalty receivables, accounts payable, revolving credit facilities, senior secured notes and term loans discussed elsewhere in this Quarterly Report. Due to their short-term maturity, the carrying values of cash, trade accounts receivables, and accounts payable approximate their fair market values. In addition, the carrying amounts of the ABL Credit Agreement and Term Credit Agreement approximate their fair value because of the variable market interest rate charged to us.

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

		Carrying Value		Fair Value
Financial Instrument	Level	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Convertible notes	3	$12,251	$—	$10,960	$—
Loan payable	3	—	1,653	—	1,653
		$12,251	$1,653	$10,960	$1,653

NOTE 17 — DISCONTINUED OPERATIONS

On February 29, 2016, we completed the closure of 14 of our Joe’s® brand retail stores.  In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of our former Joe’s Business are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 because those operations were disposed of as of March 31, 2016.  Due to the timing of the RG Merger, there were no discontinued operations prior to the three months ended March 31, 2015 or six months ended June 30, 2015.  The operations and cash flows of the 14 Joe’s® brand retail stores that were part of the Joe’s Business have been eliminated from the ongoing operations of the Company since the Company does not have any continuing involvement in the operations of such retail stores that were closed after the disposal transaction.  There were no assets and liabilities from the discontinued operations at June 30, 2016.

The operating results of discontinued operations for the three and six months ended June 30, 2016 are as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2016	2016

Net sales from discontinued operations	$—	$1,208
Loss from discontinued operations before income tax	—	(1,286)
Income tax provision	—	—
Loss from discontinued operations	$—	$(1,286)

NOTE 18 — SUBSEQUENT EVENTS

On July 18, 2016, we completed the acquisition of all of the outstanding share capital of Norwegian private limited company (aksjeselskap) SWIMS AS (“SWIMS”). SWIMS® is a Scandinavian lifestyle brand known for its range of fashion-forward, water-resistant footwear and sportswear. We purchased SWIMS for aggregate consideration of (i) approximately $12.3 million in cash, (ii) 702,943 shares of our common stock and (iii) warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $5.47 per share (the “SWIMS Seller Warrants”). The acquisition was completed pursuant to the Purchase Agreement, dated as of July 18, 2016 (the “SWIMS Purchase Agreement”), between us, our wholly-owned subsidiary DFBG Swims, the shareholders of SWIMS named therein (the “SWIMS Sellers”), Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the SWIMS Sellers, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC and TCP RG II,

LLC.  Pursuant to the SWIMS Purchase Agreement, DFBG Swims deposited approximately $325,000 of the cash consideration into an escrow account for certain indemnification obligations of the SWIMS Sellers. The SWIMS Purchase Agreement contains customary representations, warranties and covenants of the SWIMS Sellers and us, along with customary post-closing indemnification rights of DFBG Swims.

To finance the acquisition, we issued the following to our major stockholder Tengram Capital Partners Fund II, L.P. (“Tengram II”): (i) a warrant for the purchase of 500,000 shares of our common stock at an exercise price of $3.00 per share (the “Tengram Warrant”); and (ii) a convertible promissory note with principal of $13.0 million (the “SWIMS Convertible Note”). The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the maturity date of January 18, 2017 if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Class A-1 Preferred Stock at a conversion price of $3.00 per share.  Additionally, the Class A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.  To permit the acquisition, on July 18, 2016, we also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto.

Unless otherwise noted, the effect of the acquisition of SWIMS, the payment of the various forms of consideration therefor, and the issuance of the Tengram Warrant and SWIMS Convertible Note on our financial condition and results of operations are not reflected in these unaudited condensed consolidated financial statements or elsewhere in the notes to those financial statements, as the transactions occurred after June 30, 2016, the period covered by this Quarterly Report.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the risk that we incurred substantial indebtedness in connection with the acquisition of RG, and, to a lesser extent, SWIMS, and it may be necessary to refinance or extend our indebtedness, which may decrease our business flexibility and adversely affect our financial results; the risk that we may default on the indebtedness we incurred to finance the acquisition of RG; the risk that we will be unsuccessful in integrating Hudson, RG and SWIMS and achieving our intended results as a result of such acquisitions; the risk that our foreign sourcing of our products and the implementation of foreign production for Hudson’s products may adversely affect our business; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; the risks associated with leasing retail space and operating our own retail stores; the highly competitive nature of our denim and premium lifestyle apparel businesses in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; our reliance on a small number of large customers; our ability to implement successfully any growth or strategic plans; our ability to manage our inventory effectively; the risk of cyber attacks and other system risks; our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; competitive factors, including the possibility of major customers sourcing products overseas in competition with our products; the risk that acts or omissions by our third-party vendors, including those to whom we license our brands, could have a negative impact on our reputation; the effect of the RG Merger and the acquisition of SWIMS on our financial results, business performance and product offerings; the risk that our credit ratings or those of our subsidiaries may be different from what we expect; the risk that our existing stockholders may be diluted if we choose to settle our Modified Convertible Notes by issuing shares of our common stock; risks associated with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016, the identification of material weaknesses in our internal control over financial reporting and our ability to maintain effective internal control over financial reporting and the risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the year ended November 30, 2015 (the “2015 Form 10-K”), and in “Part II, Item 1A, Risk Factors” of this Quarterly Report.

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the quarterly periods ended June 30, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 and the notes thereto (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016), as well as the unaudited condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories bearing the brand Hudson®, the design, development, sales and licensing of apparel products and accessories bearing the brand name Robert Graham®, and as of July 18, 2016, the design, development, sales and licensing of shoes, accessories and apparel products bearing the brand name SWIMS®. Until the closing of the Joe’s Asset Sale in September 2015 and the transfer of the remaining Joe’s brand retail stores that we closed in February 2016 as part of our discontinued operations, we also sold apparel products bearing the Joe’s® brand name. Hudson® was established in 2002, and is similarly recognized as a premier designer and marketer of women’s and men’s premium branded denim apparel. Robert Graham® can be described as “American Eclectic” and received the 2014 “Menswear Brand of the Year” award from the American Apparel & Footwear Association. Since its launch in 2001, Robert Graham® was created based upon the premise of introducing sophisticated, eclectic style to the fashion market as an American-based company with an intention of inspiring a global movement. We completed the acquisition of our Robert Graham® business on January 28, 2016, when we acquired all of the outstanding equity interests of RG.  SWIMS is a Scandinavian lifestyle brand best known for its range of fashion-forward, water-resistant footwear and sportswear that artfully balances performance, comfort and style. We completed the acquisition of SWIMS on July 18, 2016.

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

SWIMS distributes its full range of footwear, swimwear, outerwear, ready-to-wear and accessories worldwide through high-end department stores, independent specialty stores and luxury resorts, and sells products through its own website and through ten licensed SWIMS-branded stores (the “SWIMS Business”). Because these businesses focus on design, development and marketing, we rely on third parties to manufacture our products for Hudson®, Robert Graham® and SWIMS®.

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

After the closing of the Joe’s Operating Asset Purchase Agreement and the Joe’s IP Asset Purchase Agreement on September 11, 2015, we retained and operated 32 Joe’s® brand retail stores, of which we transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed. GBG supplied Joe’s® branded merchandise to the retail stores for resale under a license from Joe’s Holdings. The Joe’s® retail stores which Differential retained after the RG Merger until their closure later in the first quarter of fiscal 2016 are reported as part of the discontinued operations of the post-RG Merger combined Company in this management’s discussion and analysis.

Reportable Segments

We view our business and measure performance based on three primary segments: Wholesale, Consumer Direct and Corporate and other. Before its Merger with RG, Differential operated its Hudson Business and Joe’s Business using Wholesale and Retail (which we have renamed Consumer Direct) as its two reportable segments. Because RG has been accounted for as the accounting acquirer as a result of the RG Merger, we have adopted RG’s three subdivisions as our reportable segments for all operations of our combined Company for periods after the RG Merger’s closing date. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.  Additionally, the below does not discuss the integration of the SWIMS® brand, as it was acquired on July 18, 2016, after the period covered by this Quarterly Report.

Wholesale

As of June 30, 2016 and 2015, our Wholesale segment was comprised of sales of Robert Graham® products to leading nationwide premium department stores, specialty retailers and boutiques and select off-price retailers (“Off-Price”), and, following the closing of the RG Merger Agreement on January 28, 2016 and as of June 30, 2016, was also comprised of sales of Hudson® products to retailers, specialty stores and international and off-price customers. Additionally, our Wholesale segment included expenses from our sales and customer service departments, trade shows, warehouse distribution and product samples associated with, as of June 30, 2015 and 2016, our Robert Graham® product line and, following the closing of the RG Merger Agreement on January 28, 2016 and as of June 30, 2016, our Hudson® product line. Domestically, we sell our Hudson® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Internationally, we sell our products to customers in various countries.

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

Consumer Direct

As of June 30, 2016 and 2015, our Consumer Direct segment was comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores and through our retail internet site located at www.robertgraham.us. As this segment generates higher gross margins and provides us greater control of our brand, product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of June 30, 2016, including 18 full price stores and 12 outlet stores. Additionally, during the second quarter of fiscal 2016, we opened one new Robert Graham® retail store and closed another retail store in New York.  We have signed a lease for a store we expect to open in early 2017.  We have expanded the ecommerce part of the Consumer Direct segment by creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the RG Merger Agreement on January 28, 2016 and as of June 30, 2016, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our online retail site at www.hudsonjeans.com.  Revenues from the 14 Joe’s® brand retail stores which we owned and operated until they closed as of February 29, 2016 are reported as discontinued operations.

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

Corporate and other

As of June 30, 2016 and 2015, our Corporate and other segment was comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eye and sun glasses, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Following the closing of the RG Merger on January 28, 2016, our Corporate and other segment also included licensing revenue from the sale by our licensee of our Hudson® children’s product line.  Our Corporate and other segment also encompassed our corporate operations, including the design, production, general brand marketing and advertising, operations, information technology, accounting, executive, legal and human resources departments associated with, as of June 30, 2016 and June 30, 2015, our Robert Graham® product line and, following the closing of the RG Merger Agreement on January 28, 2016 and as of June 30, 2016, our Hudson® product line. Similar to our Wholesale segment, we measure performance of our Corporate and other segment primarily based on our licensees’ ability to sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories.

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

For the remainder of 2016, we believe that our growth drivers will be dependent upon successful integration of the Robert Graham Business with the Hudson Business as a result of the RG Merger, which includes reducing expenses and achieving synergies as a result of the RG Merger. In addition, we may face increased costs as we attempt to integrate the technology, personnel, customer base and business practices and to realize the anticipated efficiencies of our recently-acquired SWIMS Business.  Overall, we see opportunities for continued margin enhancement if we are successful in growing our Wholesale, Consumer Direct and Corporate and other segments. In particular, we see opportunity to improve product sourcing through growing economies of scale and to further enhance gross margins as we continue to increase the proportion of our business derived from our Consumer Direct segment. No assurances can be given that these or other actions will result in increased profitability.

Results of Operations

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

	Three months ended
	(in thousands, except percentages, unaudited )
	June 30, 2016	June 30, 2015	$ Change	% Change

Net sales	$32,373	$16,256	$16,117	99%
Cost of goods sold	15,274	6,310	8,964	142%
Gross profit	17,099	9,946	7,153	72%
Gross margin	53%	61%	44%

Selling, general and administrative	18,718	9,259	9,459	102%
Depreciation and amortization	1,501	936	565	60%

Operating loss from continuing operations	(3,120)	(249)	(2,871)	1,153%

Interest expense	1,995	134	1,861	1,389%
Loss from continuing operations, before income tax (benefit) provision	(5,115)	(383)	(4,732)	1,236%
Income tax (benefit) provision	(1,510)	105	(1,615)	(1,538)%
Loss from continuing operations	(3,605)	(488)	(3,117)	639%
Income from discontinued operations, net of tax	—	—	—	N/A
Net loss	$(3,605)	$(488)	$(3,117)	639%

Three Months Ended June 30, 2016 and 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(in thousands, except percentages, unaudited )
	June 30, 2016	June 30, 2015	$ Change	% Change
Net sales:
Wholesale	$22,755	$8,483	$14,272	168%
Consumer Direct	9,097	7,245	1,852	26%
Corporate and other	521	528	(7)	(1)%
	$32,373	$16,256	$16,117	99%

Gross profit:
Wholesale	$9,665	$3,869	$5,796	150%
Consumer Direct	6,913	5,549	1,364	25%
Corporate and other	521	528	(7)	(1)%
	$17,099	$9,946	$7,153	72%

Operating (loss) income:
Wholesale	$5,108	$3,455	$1,653	48%
Consumer Direct	501	913	(412)	(45)%
Corporate and other	(8,729)	(4,617)	(4,112)	89%
	$(3,120)	$(249)	$(2,871)	1,153%

For the three months ended June 30, 2016, or the second quarter of fiscal 2016, our net sales increased to $32,373,000 from $16,256,000 for the three months ended June 30, 2015, or the second quarter fiscal 2015, a 99 percent increase.  We had an operating loss from continuing operations of $3,120,000 compared to an operating loss from continuing operations of $249,000 for the second quarter of fiscal 2015.

Net Sales

Our overall net sales increased to $32,373,000 for the second quarter of fiscal 2016 from $16,256,000 for the second quarter of fiscal 2015, a 99 percent increase. This increase in our net sales was primarily attributed to the addition of $17,747,000 in sales from our Hudson® brand.

Wholesale net sales increased to $22,755,000 for the second quarter of fiscal 2016 from $8,483,000 for the second quarter of fiscal 2015, a 168 percent increase. This increase in our Wholesale net sales was primarily attributed to the addition of $16,765,000 in Wholesale sales from our Hudson® brand, which was offset by a decrease in Wholesale sales from Robert Graham during the comparative period.

Consumer Direct net sales increased to $9,097,000 for the second quarter of fiscal 2016 from $7,245,000 for the second quarter of fiscal 2015, a 26 percent increase. This increase in our Consumer Direct net sales was attributed to the addition of $846,000 in sales from our Hudson® ecommerce business. Our Robert Graham Consumer Direct net sales also increased for the second quarter of fiscal 2016 due to the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and one new store as of June 30, 2016.

Our net sales also include $521,000 of licensing revenue in our Corporate and other segment for the second quarter of fiscal 2016 compared to $528,000 for the second quarter of fiscal 2015, representing a one percent decrease, which was due to lower revenues from existing licensees.

Gross Profit

Our gross profit increased to $17,099,000 for the second quarter of fiscal 2016 from $9,946,000 for the second quarter of fiscal 2015, a 72 percent increase. This increase in our gross profit was primarily attributed to the addition of $7,768,000 in gross profit from our Hudson® brand.

Our overall gross margin was 53 percent for the second quarter of fiscal 2016, compared to 61 percent for the second quarter of fiscal 2015, which was due to the addition of Hudson’s wholesale business, which generated a lower gross margin than Robert Graham.

Our Wholesale gross profit increased to $9,665,000 for the second quarter of fiscal 2016 from $3,869,000 for the second quarter of fiscal 2015, a 150 percent increase.  This increase was primarily driven by an additional $6,987,000 in gross profit from the Hudson wholesale business.

Our Consumer Direct gross profit increased to $6,913,000 for the second quarter of fiscal 2016, compared to $5,549,000 for the second quarter of fiscal 2015, a 25 percent increase, driven primarily by the increase in sales as a result of opening nine new Robert Graham® brand retail stores during fiscal 2015 and one new store as of June 30, 2016 and the addition of $645,000 from our Hudson® ecommerce business.

Our Corporate and other gross profit decreased to $521,000 for the second quarter of fiscal 2016, compared to $528,000 for the second quarter of fiscal 2015, a one percent decrease, due to lower revenues from existing licensees.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $20,219,000 for the second quarter of fiscal 2016 from $10,195,000 for the second quarter of fiscal 2015, a 98 percent increase.  Our SG&A expense increase was mainly attributable to the addition of the Hudson® brand as a result of the RG Merger.  In addition, we incurred $1,660,000 of transaction expenses related to the RG Merger and the acquisition of SWIMS in July 2016.

Our SG&A expense includes expenses related to employee and employee related benefits, sales commissions, warehousing and freight, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, depreciation and amortization and retail store impairment.

Our Wholesale SG&A expense increased to $4,557,000 for the second quarter of fiscal 2016 from $414,000 for the second quarter of fiscal 2015, or a 1,001 percent increase.  Our Wholesale SG&A expense increase was mainly attributable to the addition of $3,565,000 in SG&A expense stemming from Hudson’s Wholesale operations.

Our Consumer Direct SG&A expense increased to $6,412,000 for the second quarter of fiscal 2016 from $4,636,000 for the second quarter of fiscal 2015, a 38 percent increase.  Our Consumer Direct SG&A expense increased mostly due to costs associated with the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and one new store as of June 30, 2016, as well as $448,000 of expenses from Hudson’s ecommerce business.

Our Corporate and other SG&A expense increased to $9,250,000 for the second quarter of fiscal 2016 from $5,145,000 for the second quarter of fiscal 2015, an 80 percent increase.  Our Corporate and other SG&A expense includes general overhead associated with our operations as well as professional advisor fees incurred in connection with the RG Merger.  Our increase in SG&A expense was attributable to the addition of $3,232,000 in Hudson’s corporate operating expenses and $1,660,000 of transaction expenses related to the RG Merger and the acquisition of SWIMS in July 2016.

Operating Loss from Continuing Operations

We had operating loss from continuing operations of $3,120,000 for the second quarter of fiscal 2016, compared to operating loss from continuing operations of $249,000 for the second quarter of fiscal 2015.  This was primarily due to operating losses in our Corporate and other segment described below.

Our Wholesale operating income increased to $5,108,000 in the second quarter of fiscal 2016 from $3,455,000 for the second quarter of fiscal 2015, a 48 percent increase, primarily due to the addition of operating income of $3,422,000 attributable to the Hudson Business.

Our Consumer Direct segment had operating income of $501,000 for the second quarter of fiscal 2016, compared to operating income of $913,000 for the second quarter of fiscal 2015, a 45 percent decrease, primarily due to costs associated with the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and one new store as of June 30, 2016.

Corporate and other operating loss increased to $8,729,000 for the second quarter of fiscal 2016 from $4,617,000 for the second quarter of fiscal 2015, an 89 percent increase, mainly due to the additional costs related to Corporate and other SG&A expense described above.

Interest Expense

Our interest expense increased to $1,995,000 for the second quarter of fiscal 2016 from $134,000 for the second quarter of fiscal 2015.  Our interest expense for the second quarter of fiscal 2016 is primarily associated with interest expense from our credit facilities and Modified Convertible Notes, paid-in-kind interest from our Modified Convertible Notes and amortization of debt discounts and deferred financing costs.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 30 percent for the second quarter of fiscal 2016 compared to an expense of 27 percent for the second quarter of fiscal 2015.  The decreased tax expense for the second quarter of fiscal 2016 was primarily due to adjustments to the projected tax loss for the year, which reduced the allocation of the projected tax expense for the year to this quarter.  The projected tax expense for the year predominately consists of current tax expenses and deferred taxes associated with our deferred tax liability for indefinite lived intangible assets.

As our subsidiary RG is a limited liability company, until the RG Merger on January 28, 2016, it paid taxes only in some jurisdictions, since income was generally taxed directly to its members and most taxes were paid directly by its members on the income of RG. However, since some jurisdictions do not recognize the limited liability company status, they required taxes to be paid by RG.  After the transaction, all of our entities are subject to corporate entity level taxes as the transaction resulted in a status change.

Loss (Income) from Discontinued Operations

We did not have any discontinued operations in the second quarter of fiscal 2016 or 2015.

Net Loss

We generated a net loss of $3,605,000 for the second quarter of fiscal 2016, compared to $488,000 for the second quarter of fiscal 2015.  The primary reason for the increase in our net loss for the second quarter of fiscal 2016 was due to the increase in Corporate and other expenses as a result of the RG Merger, transaction expenses associated with the RG Merger and transaction expenses incurred during the second quarter in preparation for the July 2016 with the acquisition of SWIMS.

Results of Operations

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

	Six months ended
	(in thousands, except percentages, unaudited )
	June 30, 2016	June 30, 2015	$ Change	% Change

Net sales	$66,088	$35,204	$30,884	88%
Cost of goods sold	28,686	13,367	15,319	115%
Gross profit	37,402	21,837	15,565	71%
Gross margin	57%	62%	50%

Selling, general and administrative	39,147	19,551	19,596	100%
Depreciation and amortization	2,863	1,833	1,030	56%
Retail store impairment	279	—	279	N/A
Operating (loss) income from continuing operations	(4,887)	453	(5,340)	(1,179)%

Interest expense	3,336	268	3,068	1,145%
(Loss) income from continuing operations, before income tax provision	(8,223)	185	(8,408)	(4,545)%
Income tax provision	577	116	461	397%
(Loss) income from continuing operations	(8,800)	69	(8,869)	(12,854)%
Loss from discontinued operations, net of tax	(1,286)	-	(1,286)	N/A
Net (loss) income	$(10,086)	$69	$(10,155)	(14,717)%

Six Months Ended June 30, 2016 and 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated and excludes results from discontinued operations:

	Six months ended
	(in thousands, except percentages, unaudited )
	June 30, 2016	June 30, 2015	$ Change	% Change
Net sales:
Wholesale	$48,332	$20,299	$28,033	138%
Consumer Direct	16,736	13,763	2,973	22%
Corporate and other	1,020	1,142	(122)	(11)%
	$66,088	$35,204	$30,884	88%

Gross profit:
Wholesale	$23,696	$10,132	$13,564	134%
Consumer Direct	12,686	10,563	2,123	20%
Corporate and other	1,020	1,142	(122)	(11)%
	$37,402	$21,837	$15,565	71%

Operating (loss) income:
Wholesale	$14,753	$8,285	$6,468	78%
Consumer Direct	(1,024)	1,150	(2,174)	(189)%
Corporate and other	(18,616)	(8,982)	(9,634)	107%
	$(4,887)	$453	$(5,340)	(1,179)%

For the six months ended June 30, 2016, our net sales increased to $66,088,000 from $35,204,000 for the six months ended June 30, 2015, an 88 percent increase.  We had an operating loss from continuing operations of $4,887,000 for the six months ended June 30, 2016, compared to operating income from continuing operations of $453,000 for the six months ended June 30, 2015.

Net Sales

Our overall net sales increased to $66,088,000 for the six months ended June 30, 2016 from $35,204,000 for the six months ended June 30, 2015, an 88 percent increase. This increase in our net sales was primarily attributed to the addition of $34,681,000 in sales from our Hudson® brand.

Wholesale net sales increased to $48,332,000 for the six months ended June 30, 2016 from $20,299,000 for the six months ended June 30, 2015, a 138 percent increase. This increase in our Wholesale net sales was primarily attributed to the addition of $33,166,000 in Wholesale sales from our Hudson® brand, which was offset by a decrease in Wholesale sales from our Robert Graham Business relative to the comparative period.

Consumer Direct net sales increased to $16,736,000 for the six months ended June 30, 2016 from $13,763,000 for the six months ended June 30, 2015, a 22 percent increase. This increase in our Consumer Direct net sales was primarily attributed to the addition of $1,379,000 from our Hudson® ecommerce business. Our Robert Graham Consumer Direct net sales also increased for the six months ended June 30, 2016 due to the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and one new store as of June 30, 2016.

Our net sales also include $1,020,000 of licensing revenue in our Corporate and other segment for the six months ended June 30, 2016, compared to $1,142,000 for the six months ended June 30, 2015, an 11 percent decrease, due to lower revenues from existing licensees.

Gross Profit

Our gross profit increased to $37,402,000 for the six months ended June 30, 2016 from $21,837,000 for the six months ended June 30, 2015, a 71 percent increase. This increase in our gross profit was primarily attributed to the addition of $16,982,000 in gross profit from our Hudson® brand.

Our overall gross margin was 57 percent for the six months ended June 30, 2016 compared to 62 percent for the six months ended June 30, 2015, which was due to the addition of Hudson’s Wholesale business, which generated a lower gross margin than our Robert Graham Business.

Our Wholesale gross profit increased to $23,696,000 for the six months ended June 30, 2016 from $10,132,000 for the six months ended June 30, 2015, a 134 percent increase.  This increase was primarily driven by an additional $15,793,000 in gross profit from the Hudson Wholesale business.

Our Consumer Direct gross profit increased to $12,686,000 for the six months ended June 30, 2016 compared to $10,563,000 for the six months ended June 30, 2015, a 20 percent increase, driven primarily by the increase in sales as a result of our opening nine new Robert Graham® brand retail stores during fiscal 2015 and one new store as of June 30, 2016 and the addition of $1,053,000 from our Hudson® ecommerce business.

Our Corporate and other gross profit decreased to $1,020,000 for the six months ended June 30, 2016 compared to $1,142,000 for the six months ended June 30, 2015, an 11 percent decrease, which was due to lower revenues from existing licensees.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Our SG&A expense increased to $42,289,000 for the six months ended June 30, 2016 from $21,384,000 for the six months ended June 30, 2015, a 98 percent increase.  Our SG&A expense increase was mainly attributable to the addition of the Hudson® brand as a result of the RG Merger.  In addition, we incurred $4,940,000 of transaction expenses related to the RG Merger and the acquisition of SWIMS in July 2016.

Our SG&A includes expenses related to employee and employee related benefits, sales commissions, warehousing and freight, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, depreciation and amortization and retail store impairment.

Our Wholesale SG&A expense increased to $8,943,000 for the six months ended June 30, 2016 from $1,847,000 for the six months ended June 30, 2015, or a 384 percent increase.  Our Wholesale SG&A expense increase was mainly attributable to the addition of $6,474,000 in SG&A expense stemming from Hudson’s wholesale operations.

Our Consumer Direct SG&A expense increased to $13,710,000 for the six months ended June 30, 2016 from $9,413,000 for the six months ended June 30, 2015, a 46 percent increase.  Our Consumer Direct SG&A expense increased mostly due to costs associated with the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and one new store as of June 30, 2016.

Our Corporate and other SG&A expense increased to $19,636,000 for the six months ended June 30, 2016 from $10,124,000 for the six months ended June 30, 2015, a 94 percent increase.  Our Corporate and other SG&A expense includes general overhead associated with our operations as well as professional advisor fees incurred in connection with the RG Merger.  Our increase in SG&A expense was attributable to the addition of $5,300,000 in Hudson’s corporate operating expenses and $4,940,000 of transaction expenses related to the RG Merger and in preparation for the July 2016 the acquisition of SWIMS.

Operating (Loss) Income from Continuing Operations

We had operating loss from continuing operations of $4,887,000 for the six months ended June 30, 2016, compared to operating income from continuing operations of $453,000 for the six months ended June 30, 2015.

Our Wholesale operating income increased to $14,753,000 in the six months ended June 30, 2016, from $8,285,000 for the six months ended June 30, 2015, a 78 percent increase, primarily due to the addition of operating income of $9,319,000 attributable to the Hudson Business.

Our Consumer Direct segment had operating loss of $1,024,000 for the six months ended June 30, 2016, compared to operating income of $1,150,000 for six months ended June 30, 2015, a 189 percent decrease, primarily due to costs related to the termination of a lease for one Robert Graham® brand retail store during the quarter, costs associated with the opening of nine new Robert Graham® brand retail stores during fiscal 2015 and one new store as of June 30, 2016 and lower traffic and sales at Robert Graham® brand retail stores during the six month period.

Our Corporate and other operating loss increased to $18,616,000 for the six months ended June 30, 2016 from $8,982,000 for the six months ended June 30, 2015, a 107 percent increase, mainly due to the additional costs related to Corporate and other SG&A expenses described above.

Interest Expense

Our interest expense increased to $3,336,000 for the six months ended June 30, 2016 from $268,000 for the six months ended June 30, 2015.  Our interest expense for the six months ended June 30, 2016 is primarily associated with interest expense from our credit facilities and Modified Convertible Notes, paid in kind interest from our Modified Convertible Notes and amortization of debt discounts and deferred financing costs.

Income Tax Provision

Our effective tax rate from operations was an expense of seven percent for the six months ended June 30, 2016 compared to an expense of 63 percent for the six months ended June 30, 2015.  The difference in effective tax rate for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to us becoming subject to entity level income tax during the six months ended June 30, 2016 as a consequence of the RG Merger, increased estimated current year taxes, an increase to our deferred tax liabilities associated with indefinite lived intangible assets and the loss from operations incurred during the six months ended June 30, 2016. This tax expense consisted of current tax expenses and deferred taxes associated with our deferred tax liability for indefinite lived intangible assets.

As our subsidiary RG is a limited liability company, until the RG Merger on January 28, 2016, it paid taxes only in some jurisdictions, since income was generally taxed directly to its members and most taxes were paid directly by its members on the income of RG. However, since some jurisdictions do not recognize the limited liability company status, they required taxes to be paid by RG.  After the transaction, all of our entities are subject to corporate entity level taxes as the transaction resulted in a status change.

Loss from Discontinued Operations

We had a loss from discontinued operations of $1,286,000 in the six months ended June 30, 2016 due to the operation of the  14 Joe’s® brand retail stores, which we operated until their assignment in January 2016 or closure in February 2016.

Net (Loss) Income

We generated a net loss of $10,086,000 for the six months ended June 30, 2016, compared to net income of $69,000 for the six months ended June 30, 2015.  The primary reason for our net loss for the six months ended June 30, 2016 was transaction expenses associated with the RG Merger and the acquisition of SWIMS in July 2016, expenses related to certain Joe’s® branded retail stores until their closure on February 29, 2016 as part of our discontinued operations and expenses related to the lease termination for one Robert Graham retail store that we closed in June 2016.

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

For the remainder of fiscal 2016, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest required to be made under our existing credit facilities, our Modified Convertible Notes and the SWIMS Convertible Note; (iii) working capital necessary to fund inventory purchases; (iv) integration and other costs associated with the RG Merger and the acquisition of SWIMS; and (v) financing extensions of trade credit to our customers.  We anticipate funding our operations through working capital by: (i) generating cash flows from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing the proceeds from our existing credit facilities.

At June 30, 2016 and December 31, 2015, our cash and cash equivalent balances were $8,368,000 and $1,966,000, respectively. Based on our cash on hand, cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs for the next 12 months. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations. Significant changes in the rate of inflation in the future may, however, affect certain expenses, including employee compensation, and we may not be able to successfully recover such increased costs from customers.

Subsequent Liquidity Event

On July 18, 2016, we completed the acquisition of all of the outstanding share capital of Norwegian private limited company (aksjeselskap) SWIMS. We purchased SWIMS for aggregate consideration of (i) approximately $12.3 million in cash, (ii) 702,943 shares of our common stock and (iii) warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $5.47 per share, which we refer to as the SWIMS Seller Warrants. Pursuant to the SWIMS Purchase Agreement, DFBG Swims deposited approximately $325,000 of the cash consideration into an escrow account for certain indemnification obligations of the SWIMS Sellers. The SWIMS Purchase Agreement contains customary representations, warranties and covenants of the SWIMS Sellers and us, along with customary post-closing indemnification rights of DFBG Swims.

To finance the acquisition, we issued the following to our major stockholder Tengram Capital Partners Fund II, L.P.: (i) a warrant for the purchase of 500,000 shares of our common stock at an exercise price of $3.00 per share, referred to as the Tengram Warrant; and (ii) a convertible promissory note with principal of $13.0 million, referred to as the SWIMS Convertible Note. The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the maturity date of January 18, 2017 if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Class A-1 Preferred Stock at a conversion price of $3.00 per share.  Additionally, the Class A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.  To permit the acquisition, on July 18, 2016, we also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto.

Unless otherwise noted, the effect of the acquisition of SWIMS, the payment of the various forms of consideration therefor, and the issuance of the Tengram Warrant and SWIMS Convertible Note on our financial condition and results of operations are not reflected in these unaudited condensed consolidated financial statements or elsewhere in the notes to those financial statements, as the transactions occurred after June 30, 2016, the period covered by this Quarterly Report.

Cash Flows for the Six Months Ended June 30, 2016 and June 30, 2015

For the six months ended June 30, 2016, we used $14,467,000 of cash flows from operating activities to fund our working capital, pay for costs related to the RG Merger that were incurred through June 30, 2016 and fund our discontinued operations.  Cash flows from financing activities during the six months ended June 30, 2016 totaled $28,532,000, net of financing costs.  These cash flows consisted of $50,000,000 from the issuance of Series A Preferred Stock and $61,003,000 in funds from our credit facilities, net of the following financing costs: (i) $23,349,000 for the repayment in full of our CIT Amended and Restated Revolving Credit Agreement and the JPM Loan Agreement; (ii) $58,218,000 for the redemption of the units held by our RG members; (iii) $1,366,000 as a distribution to RG members, which was accrued at the prior year end; and (iv) $250,000 of principal payments under our Term Loan Credit Agreement.  Additionally, in investing activities, we used cash flows of $1,125,000 for the purchase of property and equipment and $8,630,000 to pay the existing holders of convertible notes pursuant to the Rollover Agreement, net of cash on hand as of the date of the RG Merger of $2,092,000.  At June 30, 2016, the JPM Loan Agreement and the CIT Amended and Restated Revolving Credit Agreement were each fully repaid using the proceeds of the cash consideration given to RG in the Merger in January 2016.

For the six months ended June 30, 2015, we generated $175,000 of cash flows from operating activities to fund our working capital needs.  Cash flows generated from financing activities totaled $643,000, net of financing costs, and consisted of $1,558,000 of proceeds from our line of credit, which was offset by $584,000 of payments against our loan payable and $331,000 of accrued distributions to our members.  During the six months ended June 30, 2015, we used $1,278,000 in investing activities primarily for the purchase of property and equipment.

Credit Agreements and Other Financing Arrangements

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, our subsidiary RG entered into the JPM Loan Agreement), which was later amended such that $3.5 million of the revolving credit facility was reclassified to the Capex Loan, a term loan.  Interest on the amounts borrowed pursuant to the JPM Loan Agreement was charged based on RG’s average balance and, at our management’s election, at the bank’s prevailing prime rate plus 0.75% or at LIBOR plus 2.25%, which was 2.6% at December 31, 2015. As a result of the Capex Loan, the maximum amount available under the JPM Loan Agreement’s revolving credit facility was reduced to $26.5 million. The remaining revolving credit facility under the JPM Loan Agreement provided for borrowings based on an amount not to exceed the sum of (i) 85% of eligible accounts receivable, (ii) 90% of eligible credit card receivables, (iii) 70% of eligible wholesale inventory, (iv) 75% of eligible retail inventory and (v) the trademark component, as defined in the JPM Loan Agreement, minus outstanding principal amount of Capex Loan, and minus reserves. In January 2016, RG used the aggregate cash consideration received in the RG Merger to repay all of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

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

RG’s Former Factoring Agreement with CIT

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

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.  For additional information on the ABL Credit Agreement and Term Credit Agreement, see “Note 15 – Debt and Preferred Stock” to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Quarterly Report.

As of June 30, 2016, we were in compliance with the financial and non-financial covenants in our ABL Credit Agreement and our Term Credit Agreement.

Contractual Obligations

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provide this information.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe that the accounting policies discussed below are important to an understanding of our condensed consolidated financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the accounting policies discussed in Note 3 to our audited consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016) and in

“Note 2 – Accounting Policies” to our unaudited condensed consolidated financial statements above are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

Valuation of Goodwill and Other Finite-lived and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including intangible assets. Indefinite-lived intangible assets consist of trademarks. Goodwill and trademarks are not being amortized in accordance with the provisions of theFASB’s guidance, which requires these assets to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment testing date is December 31.

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

Recent Accounting Pronouncements

See “Note 5 – Adoption of Accounting Principles” to our unaudited condensed consolidated financial statements above regarding new accounting pronouncements.

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

Item 3.Quantitative and Qualitative Disclosure About Market Risk.

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provide this information.

Item 4.Controls and Procedures.

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

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that evaluation, due to the material weakness in internal control described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 based on those criteria.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that as of June 30, 2016, the Company did not have adequately designed and documented management review controls to properly detect or prevent errors and omissions of required disclosures within the Company’s previously issued unaudited condensed consolidated financial statements, financial data and related disclosures for the quarterly period ended March 31, 2016 (the “Q1 2016 Financial Statements”).  These errors and omissions related to the following: (i) the classification and accounting treatment of the closure of 14 Joe’s® brand retail stores as of February 29, 2016 as discontinued operations; (ii) the accounting treatment for the dividend payable on the Company’s Series A Preferred Stock; (iii) the effect of modified convertible notes on the calculation of basic and diluted weighted average shares outstanding; and (iv) the financial statement disclosures did not include disclosures for the calculation of earnings per share under the two-class method, non-cash supplemental cash flow information, certain accounting policies, pro forma financial information, certain related party disclosures and information relating to goodwill and intangible assets and the fair value of financial instruments.

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

These material weaknesses in the Company’s internal control over financial reporting led to errors being identified on the balance sheet as of March 31, 2016, the statements of operations, equity and cash flows for the three months ended March 31, 2016 and the related footnotes thereto. As a result of the identification of such errors, as reported in the Company’s Current Report on Form 8-K and Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on August 16, 2016, the Company’s board of directors (the “Board”), in consultation with management, concluded that: (i)

the Company’s previously issued Q1 2016 Financial Statements should no longer be relied upon due to the errors identified therein; and (ii) such financial statements required restatement. On August 16, 2016, the Company filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2016 containing such amended and restated Q1 2016 Financial Statements.

Notwithstanding the material weakness and the restatement discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediating the Material Weakness

We are in the process of improving our controls to remediate the material weaknesses that existed as of June 30, 2016.  Our management team is dedicated to evaluating, designing and implementing, with the support of external advisors and oversight of the audit committee of the Company’s Board (the “Audit Committee”), the appropriate remedial actions to address the material weaknesses and strengthen the Company’s internal control environment. Remediation actions include the following:

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

The foregoing has been approved by management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.  Additionally, as part of its evaluation of disclosure controls and procedures as of June 30, 2016, management reviewed the results of the above-described assessment of the Company’s internal control over financial reporting with the Audit Committee, and the Audit Committee agreed with the conclusions. The Audit Committee will continue to meet regularly with management and our independent registered accounting firm to review accounting, reporting, auditing, disclosure control and internal control matters.

Changes in Internal Control Over Financial Reporting

Except for the matters discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

We are party to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. For more information, see “Note 13 – Commitments and Contingencies” to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Quarterly Report.

Item 1A.Risk Factors.

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

As discussed in “Part I, Item 4. Controls and Procedures,” on August 10, 2016, our Board, in consultation with management, concluded that our Q1 2016 Financial Statements should no longer be relied upon due to errors identified therein and required restatement. Furthermore, our management identified material weaknesses in our internal control over financial reporting as of March 31, 2016 and June 30, 2016 that contributed to the restatement by not adequately addressing errors in the Q1 2016 Financial Statements. On August 16, 2016, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016 containing such amended and restated Q1 2016 Financial Statements.  We are in the process of improving our controls and plan to take certain measures to remediate the related material weaknesses, including engaging a third-party expert in accounting and financial reporting (unaffiliated with our independent registered accounting firm) to assist us with reviewing the accounting treatment and the financial reporting and disclosure of complex and non-recurring transactions in conformity with U.S. GAAP. We also intend to form a disclosure committee to review our financial reporting and disclosure of recurring and routine transactions and to oversee our evaluation of accounting treatment of such transactions, and plan to enhance our reliance on our existing financial reporting checklists so as to develop a more robust financial statement close process. We may also implement additional appropriate measures as part of this effort. For more information, see “Part I. Item 4. Controls and Procedures—Addressing the Material Weakness.”

While we believe we have made appropriate judgments in identifying the errors made in our previously issued Q1 2016 Financial Statements and recording the correct adjustments in preparing our restated financial statements, there is a risk that we may have to further restate such financial statements or take other actions not currently contemplated. With respect to the material weaknesses in our internal control over financial reporting, there can be no assurance that we will be able to fully remediate our existing material weaknesses or that our internal control will not suffer in the future from other material weaknesses, thus making us unable to prevent or detect on a timely basis material misstatements in our periodic reports with the SEC. If we are required to restate further our financial statements, or if we fail to remediate these material weaknesses or otherwise maintain effective internal control in the future, we could face reduced confidence from investors in our financial statements, difficulty in filing timely periodic reports with the SEC, limited ability to raise capital or a decrease in the trading price of our common stock. Additionally, any failure to remediate the existing material weaknesses or a failure to maintain effective internal control over financial reporting could negatively impact our results of operations, cash flows and financial condition, subject us to potential litigation and regulatory inquiry and cause us to incur additional costs in future periods relating to the implementation of remedial measures.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosure.

Not applicable.

Item 5.Other Information.

(a)None.

(b)There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors, including adoption of procedures by which our stockholders may recommend nominees to our board of directors.

Item 6.Exhibits.

Exhibit No.	Description	Document if Incorporated by Reference
2.1

Purchase Agreement, dated as of July 18, 2016, by and among Differential Brands Group, Inc., DFBG Swims LLC, each shareholder of SWIMS AS signatory thereto and set forth in Exhibit A thereto, Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the Sellers named therein, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC, and TCP RG II, LLC

Exhibit 2.1 to the Current Report on Form 8-K filed on July 19, 2016

4.1	Form of Common Stock Purchase Warrant Issued in Connection with Purchase Agreement	Exhibit 4.1 to the Current Report on Form 8-K filed on July 19, 2016

4.2	Form of Common Stock Purchase Warrant Issued to Tengram Capital Partners Fund II, L.P.	Exhibit 4.2 to the Current Report on Form 8-K filed on July 19, 2016

4.3	Form of Convertible Promissory Note	Exhibit 4.3 to the Current Report on Form 8-K filed on July 19, 2016

10.1

Consent and Amendment No. 1, dated as of July 18, 2016, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, and Wells Fargo Bank National Association, as lender

Exhibit 4.4 to the Current Report on Form 8-K filed on July 19, 2016

10.2

Consent and Amendment No. 1, dated as of July 18, 2016, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Exhibit 4.5 to the Current Report on Form 8-K filed on July 19, 2016

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

2.1

Purchase Agreement, dated as of July 18, 2016, by and among Differential Brands Group, Inc., DFBG Swims LLC, each shareholder of SWIMS AS signatory thereto and set forth in Exhibit A thereto, Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the Sellers named therein, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC, and TCP RG II, LLC

Exhibit 2.1 to the Current Report on Form 8-K filed on July 19, 2016

4.1	Form of Common Stock Purchase Warrant Issued in Connection with Purchase Agreement	Exhibit 4.1 to the Current Report on Form 8-K filed on July 19, 2016

4.2	Form of Common Stock Purchase Warrant Issued to Tengram Capital Partners Fund II, L.P.	Exhibit 4.2 to the Current Report on Form 8-K filed on July 19, 2016

4.3	Form of Convertible Promissory Note	Exhibit 4.3 to the Current Report on Form 8-K filed on July 19, 2016

10.1

Consent and Amendment No. 1, dated as of July 18, 2016, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, and Wells Fargo Bank National Association, as lender

Exhibit 4.4 to the Current Report on Form 8-K filed on July 19, 2016

10.2

Consent and Amendment No. 1, dated as of July 18, 2016, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Exhibit 4.5 to the Current Report on Form 8-K filed on July 19, 2016

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

**           Furnished herewith.