Form 10-Q
period 2016-09-30
Differential Brands Group Inc.
filed 2016-11-14
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2016 was 13,083,923.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2016 and 2015	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	5

	Unaudited Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2016 and 2015	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION	60

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosure	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

SIGNATURES		63

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

As previously reported, on September 11, 2015, we completed the sale of certain of our operating and intellectual property assets related to the business operated under the brand names “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else” (the “Joe’s Business”) to GBG USA Inc., a Delaware corporation (“GBG”), and the sale of certain of our intellectual property assets related to the Joe’s Business to Joe’s Holdings LLC, a Delaware limited liability company (“Joe’s Holdings”), for an aggregate purchase price of $80 million (the “Joe’s Asset Sale”). The proceeds of the Joe’s Asset Sale were used to repay all of our indebtedness outstanding under the term loan credit agreement, dated September 30, 2013 (the “Garrison Term Loan Credit Agreement”), with Garrison Loan Agency Services LLC (“Garrison”) and a portion of our indebtedness outstanding under our revolving credit agreement (the “CIT Revolving Credit Agreement”), dated September 30, 2013, as amended, with CIT Commercial Services, Inc. (“CIT”), a unit of CIT Group. In November 2014, we had received an initial notice of default and event of default and demand for payment of default interest from Garrison under the Garrison Term Loan Credit Agreement, which also triggered a default and event of default under the terms of the CIT Revolving Credit Agreement and our separate factoring facility with CIT. On February 10, 2015, we had received additional notices of default and events of default for failure to comply with certain financial and other covenants and a demand for continued payment of default interest from both Garrison and CIT. As a result of the repayment based on the proceeds of the Joe’s Asset Sale, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015, and we entered into the amended and restated revolving credit agreement (the “CIT Amended and Restated Revolving Credit Agreement”), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million and waived certain defaults that remained in effect until the closing of the RG Merger (as defined below).

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

The RG Merger has been accounted for as a reverse merger and recapitalization. As a result of the RG Merger, RG is a wholly-owned subsidiary of the Company, the Company no longer owns certain assets and intellectual property of the Joe’s Business and the Company retains ownership of the businesses associated with its Hudson® brand (the “Hudson Business”). The former RG members own a majority of our issued and outstanding equity after the RG Merger. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical condensed consolidated financial statements and elsewhere in this Quarterly Report prior to the RG Merger are those of RG and will be recorded at the historical cost basis and the Company’s future periodic reports will reflect RG’s historical financial condition and results of operations for comparative purposes. For the nine months ended September 30, 2016, the Company’s condensed consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations, cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson Business and RG; (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016; and (iv) from and after the acquisition of SWIMS AS (“SWIMS”) on July 18, 2016, the results of continuing operations and cash flows and, as applicable, the assets and liabilities of SWIMS.

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

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)	(note 1)
ASSETS
Current assets
Cash and cash equivalents	$4,424	$1,966
Factored accounts receivable, net	18,856	4,917
Accounts receivable, net	2,937	1,836
Royalties receivable	552	547
Inventories	29,849	15,353
Prepaid expenses and other current assets	2,607	1,351
Total current assets	59,225	25,970

Property and equipment, net	12,897	13,406
Goodwill	10,728	2,286
Trade names and other intangibles, net	91,758	39,823
Other assets	493	1,374
Total assets	$175,101	$82,859

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,168	$13,084
Short-term convertible notes	12,777	—
Cash advances from customers	1,705	—
Current portion of long-term debt	1,063	—
Current portion of loan payable	—	1,167
Total current liabilities	37,713	14,251

Long-term debt, net of current portion	47,445	—
Line of credit	13,590	17,013
Convertible notes	12,452	—
Deferred income taxes, net	10,378	—
Deferred rent	3,641	3,568
Other liabilities	81	—
Loan payable, net of current portion	—	486
Total liabilities	125,300	35,318

Commitments and contingencies

Equity
Preferred members	—	24,798
Common members	—	22,743
Series A convertible preferred stock, $0.10 par value: 50 and 0 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015, respectively	5	—
Common stock, $0.10 par value: 100,000 and 0 shares authorized, 13,082 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,309	—
Additional paid-in capital	58,616	—
Accumulated other comprehensive income	704	—
Accumulated deficit	(10,833)	—
Total equity	49,801	47,541

Total liabilities and equity	$175,101	$82,859

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net sales	$41,160	$17,605	$107,248	$52,809
Cost of goods sold	20,832	6,634	49,518	20,001
Gross profit	20,328	10,971	57,730	32,808

Operating expenses
Selling, general and administrative	21,115	9,808	60,262	29,359
Depreciation and amortization	1,593	915	4,456	2,748
Retail store impairment	—	—	279	—
	22,708	10,723	64,997	32,107
Operating (loss) income	(2,380)	248	(7,267)	701
Interest expense, net	2,090	134	5,426	402
Other expense, net	121	—	121	—
(Loss) income before income tax	(4,591)	114	(12,814)	299
Income tax (benefit) provision	(1,770)	78	(1,193)	194
(Loss) income from continuing operations	(2,821)	36	(11,621)	105
Loss from discontinued operations, net of tax	—	—	(1,286)	—
Net (loss) income	$(2,821)	$36	$(12,907)	$105

(Loss) earnings per common share - basic
(Loss) earnings from continuing operations	$(0.22)	$0.00	$(0.95)	$0.01
Loss from discontinued operations	—	—	(0.11)	—
(Loss) earnings per common share - basic	$(0.22)	$0.00	$(1.06)	$0.01

(Loss) earnings per common share - diluted
(Loss) earnings from continuing operations	$(0.22)	$0.00	$(0.95)	$0.01
Loss from discontinued operations	—	—	(0.11)	—
(Loss) earnings per common share - diluted	$(0.22)	$0.00	$(1.06)	$0.01

Weighted average shares outstanding
Basic	12,953	8,825	12,222	8,825
Diluted	12,953	8,825	12,222	8,825

Net (loss) income	$(2,821)	$36	$(12,907)	$105
Other comprehensive income item, net of tax:
Foreign currency translation	704	—	704	—
Other comprehensive income	704	—	704	—
Comprehensive (loss) income	$(2,117)	$36	$(12,203)	$105

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing operating activities	$(19,374)	$1,768
Net cash used in discontinued operating activities	(1,384)	—
Net cash (used in) provided by operating activities	(20,758)	1,768

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in reverse acquisition with Robert Graham, net of cash acquired	(6,538)	—
(Payment) refund of security deposit	(37)	38
Purchases of property and equipment	(1,337)	(3,362)
Cash paid for the acquisition of SWIMS, net of cash acquired	(11,828)	—
Net cash used in investing activities	(19,740)	(3,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	49,881	—
Proceeds from term debt	50,000	—
Repayment of new term loan	(375)	—
Proceeds from line of credit	14,143	—
Proceeds from short term convertible note	13,000	—
Repayment of terminated line of credit and loan payable	(23,349)	—
Payment of deferred financing costs	(1,584)	—
Redemption of unit holders	(58,218)	—
Proceeds from customer cash advances	812	—
Payment of loan payable	—	(875)
Proceeds from line of credit	—	2,499
Payment of accrued distribution to members	(1,366)	(376)
Net cash provided by financing activities	42,944	1,248

Effect of exchange rate changes on cash	12	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,458	(308)

CASH AND CASH EQUIVALENTS, at beginning of period	1,966	792

CASH AND CASH EQUIVALENTS, at end of period	$4,424	$484

Supplemental disclosures of cash flow information:
Interest paid	$3,038	$354
Income taxes paid	$2,642	$90

Supplemental disclosures of non-cash financing activities:
Reclassification of other assets to offering costs	$812	$—
Reclassification of other assets to deferred financing costs	$349	$—
Issuance of convertible notes	$16,565	$—
Common stock issued in reverse acquisition with Robert Graham	$20,000	$—
Common stock issued in acquisition of SWIMS	$1,750	$—
Debt discount recorded in connection with short term convertible note	$465	$—
Warrants issued in acquisition of SWIMS	$45	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated
						Other
	Common Stock		Preferred Series A		Additional	Comprehensive	Accumulated	Preferred Members		Common Members		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income	Deficit	Units	Amount	Units	Amount	Equity
Balance, January 1, 2015	—	$—	—	$—	$—	$—	$—	5,100	$25,375	4,900	$23,298	$48,673
Distributions	—	—	—	—	—	—	—	—	13	—	(389)	(376)
Net income	—	—	—	—	—	—	—	—	53	—	52	105

Balance, September 30, 2015	—	$—	—	$—	$—	$—	$—	5,100	$25,441	4,900	$22,961	$48,402

Balance, January 1, 2016	—	$—	—	$—	$—	$—	$—	5,100	$24,798	4,900	$22,743	$47,541
Net loss through RG Merger date	—	—	—	—	—	—	—	—	(1,058)	—	(1,016)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	—	(29,313)	—	(28,905)	(58,218)
Contribution of Robert Graham in exchange for common shares	8,825	883	—	—	(13,634)	—	—	(5,100)	5,573	(4,900)	7,178	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	—	20,000
Net loss post RG Merger date	—	—	—	—	—	—	(10,833)	—	—	—	—	(10,833)
Issuance of Series A convertible preferred stock, net of offering costs of $931	—	—	50	5	49,064	—	—	—	—	—	—	49,069
Stock-based compensation	—	—	—	—	849	—	—	—	—	—	—	849
Issuance of restricted common stock	45	5	—	—	498	—	—	—	—	—	—	503
Issuance of common stock for SWIMS acquisition	703	70	—	—	1,680	—	—	—	—	—	—	1,750
Issuance of warrants	—	—	—	—	510	—	—	—	—	—	—	510
Foreign currency translation	—	—	—	—	—	704	—	—	—	—	—	704

Balance, September 30, 2016	13,082	$1,309	50	$5	$58,616	$704	$(10,833)	—	$—	—	$—	$49,801

See accompanying notes to unaudited condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 1 — BASIS OF PRESENTATION

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories bearing the brand name Hudson®, the design, development, sales and licensing of apparel products and accessories bearing the brand name Robert Graham® and the design, development, sales and licensing of footwear and accessories bearing the brand name SWIMS®. Our primary current operating subsidiaries are Robert Graham, Hudson Clothing, LLC (“Hudson”) and as of July 18, 2016, DFBG Swims, LLC (“DFBG Swims”) (see “Note 4 –Acquisition of SWIMS”). In addition, we have other non-operating subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

On January 28, 2016, we completed the RG Merger.  We refer you to the “Explanatory Note” on page 1 for the definitions of the capitalized terms used in this Quarterly Report.  As a result of the RG Merger, RG is a wholly-owned subsidiary of the Company and RG’s former members own a majority of our issued and outstanding equity. Additionally, the Company owns the Robert Graham Business, no longer owns the Joe’s Business and has retained ownership of the Hudson Business. The RG Merger has been accounted for as a reverse merger and recapitalization, such that, under the acquisition method, RG has been deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical condensed consolidated financial statements and elsewhere in this Quarterly Report prior to the RG Merger are those of RG and are recorded at the historical cost basis. For the nine months ended September 30, 2016, the Company’s condensed consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; and (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations and cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson Business and Robert Graham Business; (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016; (iv) from and after the acquisition of SWIMS (as defined in Note 4) on July 18, 2016, the results of continuing operations and cash flows and, as applicable, the assets and liabilities of SWIMS.

In connection with the RG Merger, we changed our fiscal year end to December 31 and report our results with RG as the accounting acquirer. Certain reclassifications have been made to prior year amounts within the accompanying condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows to conform to the current period presentation.

Our reportable business segments are Wholesale, Consumer Direct and Corporate and other. Because RG has been accounted for as the accounting acquirer as a result of the RG Merger, we have adopted RG’s three subdivisions as our reportable segments for all operations of our combined Company for periods after the RG Merger’s closing date. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.  We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of our products to premium department stores, boutiques, retailers, specialty stores and international customers, and records expenses from sales and customer service departments, trade shows, warehouse distribution, product samples and customer service departments. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores and outlet stores, through our SWIMS® brand outlet store in Oslo, Norway and through our online retail sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. Our Corporate and other segment is comprised of revenue from trademark licensing agreements and expenses from corporate operations, which include the executive, finance, legal, information technology, accounting, human resources, design and production departments and general brand marketing and advertising expenses associated with our brands.

Our unaudited condensed consolidated financial statements, which comprise the accounts of our wholly-owned subsidiaries (including Hudson from the date of the completion of the RG Merger and DFBG Swims from the date of acquisition), for the quarterly and year to date periods ended September 30, 2016 and 2015 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016).

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 contained in Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The results for the quarterly period ended September 30, 2016 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2016. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 — ACCOUNTING POLICIES

Our accounting policies are described in the December 31, 2015 financial statements of RG filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016.  The following accounting policies became effective during the nine months ended September 30, 2016:

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

Preferred Share Dividend

Cumulative dividends on preferred stock are only accrued for when the board of directors declares a dividend.  The board of directors has not declared a dividend through September 30, 2016.

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

We do not require collateral for trade accounts receivable. However, we sell a portion of our accounts receivable to CIT on a non-recourse basis (see “Note 7 – Factored and Accounts Receivables, Net”). In that instance, we are no longer at risk if the customer fails to pay. For accounts receivable that are not sold to CIT or sold on a recourse basis, we continue to be at risk if these customers fail to pay. We provide an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis. The net carrying value approximates the fair value for these assets. Such losses have historically been within management’s expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

For the three and nine months ended September 30, 2016 and 2015, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Customer A	21%	7%	22%	9%

As of September 30, 2016 and December 31, 2015, this customer represented approximately 36% and 39%, respectively, of our factored accounts receivable in our accompanying condensed consolidated balance sheets.

Comprehensive (Loss) Income

Comprehensive (loss) income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions.  Accumulated other comprehensive income includes changes in equity that are excluded from our net loss, specifically, unrealized gains and losses on foreign currency translation adjustments and is presented in the consolidated statements of equity.  We present the components of comprehensive (loss) income within the consolidated statements of operations and comprehensive (loss) income.

Foreign Currency Translation

Our 100% owned direct foreign operations present their financial reports in the currency used in the economic environment in which they mainly operate, known as the functional currency.  Our functional currency consists of the Norwegian Krone for operations in Norway.  Assets and liabilities in foreign subsidiaries are translated into U.S. dollars at the exchange rate as of September 30, 2016, while the statement of operations is translated at the average exchange rate for the relevant period.  Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income in the consolidated statements of equity.

Derivative Liabilities

We account for warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. During the quarter ended September 30, 2016, our warrants that were issued in conjunction with the acquisition of DFBG Swims (see “Note 4 – Acquisition of SWIMS”) were determined to be equity classification. Warrants classified as equity are recorded at fair value as of the date of issuance on our consolidated balance sheets and no further adjustments to their valuation are made. Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

NOTE 3 —  ADOPTION OF ACCOUNTING PRINCIPLES

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. ASU 2015-17 is effective for us beginning January 1, 2017. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our condensed consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our condensed consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Customers with Contracts (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 amends certain aspects of ASU 2014-09, “Revenue from Customers with Contracts (Topic 606).” The amendments include the following:

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendments in ASU 2016-15 add or clarify guidance on eight cash flow issues:

•	Debt prepayment or debt extinguishment costs.
•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.
•	Contingent consideration payments made after a business combination.

•	Proceeds from the settlement of insurance claims.
•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.
•	Distributions received from equity method investees.
•	Beneficial interests in securitization transactions.
•	Separately identifiable cash flows and application of the predominance principle.

ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. We are currently evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

NOTE 4 — ACQUISITION OF SWIMS

On July 18, 2016, we completed the acquisition of all of the outstanding share capital of Norwegian private limited company (aksjeselskap) SWIMS AS (“SWIMS”). SWIMS® is a Scandinavian lifestyle brand known for its range of fashion-forward, water-resistant footwear and sportswear. We purchased SWIMS for aggregate consideration of (i) approximately $12.0 million in cash, (ii) 702,943 shares of our common stock and (iii) warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $5.47 per share (the “SWIMS Seller Warrants”). The acquisition was completed pursuant to the Purchase Agreement, dated as of July 18, 2016 (the “SWIMS Purchase Agreement”), between us, our wholly-owned subsidiary DFBG Swims, the shareholders of SWIMS named therein (the “SWIMS Sellers”), Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the SWIMS Sellers, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC and TCP RG II, LLC.  Pursuant to the SWIMS Purchase Agreement, DFBG Swims deposited approximately $325,000 of the cash consideration into an escrow account for certain indemnification obligations of the SWIMS Sellers. The SWIMS Purchase Agreement contains customary representations, warranties and covenants of the SWIMS Sellers and us, along with customary post-closing indemnification rights of DFBG Swims. The acquisition qualified as a business combination and was accounted for under the acquisition method of accounting.

To finance the acquisition, we issued the following to our major stockholder Tengram Capital Partners Fund II, L.P. (“Tengram II”): (i) a warrant for the purchase of 500,000 shares of our common stock at an exercise price of $3.00 per share (the “Tengram Warrant”); and (ii) a convertible promissory note with principal of $13.0 million (the “SWIMS Convertible Note”). The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the maturity date of January 18, 2017 if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Class A-1 Preferred Stock at a conversion price of $3.00 per share. We are currently evaluating all of our options in order to assess the repayment of the Tengram Warrant at maturity if it is not converted. Additionally, the Class A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.  To permit the acquisition, on July 18, 2016, we also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto. The Tengram Warrant has an estimated fair value of $465,000, which has been recorded as a debt discount against the proceeds of the SWIMS Convertible Note. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants.

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

The purchase price included the issuance of 702,943 shares of common stock that contain restrictions on resale with an estimated fair value of approximately $1,750,000 and the issuance of 150,000 warrants with an estimated fair value of $45,000. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants. Included in the $13,812,000 is an amount of approximately $325,000 that is being held in escrow to support indemnification obligations.  The allocation of the purchase price is in the table below, which is subject to adjustment based upon the completion of purchase price allocations. The following is the total preliminary estimated purchase price allocation based on information available as of September 30, 2016 (in thousands, except share and per share data):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$189
Factored accounts receivable	1,552
Inventories	3,466
Prepaid expenses and other assets	647
Property and equipment	498
Accounts payable and accrued expenses	(1,706)
Deferred income tax liability	(1,995)
Intangible assets acquired:
Trade name	5,062
Customer relationships	1,964
Non-compete agreements	142
Total	9,819
Excess purchase price over net assets acquired	3,993

Total net assets acquired	$13,812

Total purchase price:
Cash paid to sellers	$12,017
Equity consideration issued to sellers
(702,943 common shares at $2.49)	1,750
Fair value of warrants issued to sellers	45

Total Purchase Price	$13,812

The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair values of assets acquired and liabilities assumed represent management’s estimate of fair value based on information obtained from various sources, including management’s historical experience and are subject to change if additional information becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but no later than one year following the acquisition date. More specifically, the purchase price allocation items to be finalized include the allocation of the fair value of the assets acquired.

The preliminary estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method, the with versus without method,  net realizable value method and the relief from royalty method approach.

The preliminary amount of goodwill represents the excess of the preliminary purchase price over the preliminary net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized by integration with our Company and expected positive cash flow and return on capital projections from the integration.  Goodwill arising from the acquisition of SWIMS was determined as the excess of the preliminary purchase price over the preliminary net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for income tax purposes subject to certain tax elections that are currently being considered.

We incurred $877,000 and $1,261,000, respectively, in acquisition-related transaction costs, which are included in selling, general, and administrative expense on our condensed consolidated statements of operations and comprehensive (loss) income for the three and nine month periods ended September 30, 2016, respectively.

Total net sales and operating loss from SWIMS since the date of the acquisition included in the accompanying unaudited condensed consolidated financial statements is $3,539,000 and $1,045,000, respectively.

Pro forma financial information

The following table presents our unaudited pro forma results (in thousands, except per share data) for the three and nine months ended September 30, 2016 and 2015, respectively, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2015.

The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net sales	$41,317	$38,958	$117,509	$116,335
Net loss	$(1,977)	$(2,345)	$(4,451)	$(5,485)

Weighted average common shares outstanding	13,083	13,083	13,083	13,083
Loss per common share - basic and diluted	$(0.15)	$(0.18)	$(0.34)	$(0.42)

The pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the RG Merger and SWIMS acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future period.

NOTE 5 — RG MERGER AND RELATED TRANSACTIONS

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

We used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit and Term Credit Agreement (see “Note 16 – Debt and Preferred Stock”) to consummate the RG Merger and the transactions contemplated by the RG Merger Agreement.

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

In addition, in connection with the consummation of the RG Merger, we entered into (i) the ABL Credit Agreement with Wells Fargo Bank, National Association, as lender, (ii) the Term Credit Agreement with TCW Asset Management Company, and (iii) the A&R Factoring Agreement (as defined below) with CIT.  See “Note 16 – Debt and Preferred Stock” for additional information about the ABL Credit Agreement and Term Credit Agreement and “Note 7 – Factored and Accounts Receivables, Net” for additional information about the factoring agreement.

NOTE 6 — RG MERGER CONSIDERATION

We closed the RG Merger on January 28, 2016.  The RG Merger has been accounted for under the acquisition method of accounting with RG as the accounting acquirer. Under the acquisition method of accounting, the purchase price and the net assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date of the RG Merger. The excess of purchase price over the net assets acquired is recorded as goodwill. The valuations of intangible assets, property and equipment, fair value of leases, income taxes and certain other items are preliminary. Management expects to finalize the purchase price allocations during fiscal 2016.  More specifically, the purchase price allocation items to be finalized include the allocation of the fair value of the assets acquired.

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

Under the acquisition method of accounting, the total purchase price is allocated to the preliminary assets acquired and liabilities assumed based on their estimated fair values. We may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary estimated purchase price allocation based on information available as of September 30, 2016 (in thousands, except share and per share data):

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

In addition, we incurred $38,000 and $3,674,000 of non-recurring expenses related to the RG Merger in the three and nine months ended September 30, 2016, respectively, which are included in selling, general and administrative expense on our condensed consolidated statements of operations and comprehensive (loss) income.

Total net sales and operating income from Hudson since the date of the RG Merger included in the accompanying unaudited condensed consolidated financial statements is $54,144,000 and $6,096,000, respectively.

See “Note 4 – Acquisition of SWIMS” for a presentation of our unaudited pro forma results for the three and nine months ended September 30, 2016 and 2015, respectively, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2015.  These results are not intended to reflect our actual operations had the acquisition occurred on January 1, 2015.

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

Prior to the RG Merger, we were also party to a deferred purchase factoring arrangement with CIT, which was terminated in connection with the RG Merger.  See “Note 16 – Debt and Preferred Stock” below for further discussion of this and other RG debt arrangements prior to the RG Merger.

Factored and accounts receivables consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Non-recourse receivables assigned to factor	$20,355	$5,456
Client recourse receivables	3,009	637
Total receivables assigned to factor	23,364	6,093

Allowance for customer credits	(4,508)	(1,176)
Factor accounts receivable, net	$18,856	$4,917

Non-factored accounts receivable	$4,299	$2,392
Allowance for customer credits	(720)	(484)
Allowance for doubtful accounts	(642)	(72)
Accounts receivable, net of allowance	$2,937	$1,836

Total factored and accounts receivable, net	$21,793	$6,753

Of the total amount of receivables sold by us as of September 30, 2016 and December 31, 2015, we hold the risk of payment of $3,009,000 and $637,000, respectively, in the event of non-payment by the customers.

NOTE 8 — INVENTORIES

Inventories are valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Finished goods	$28,069	$14,979
Finished goods consigned to others	1,266	69
Work in progress	198	—
Raw materials	316	305
Inventories	$29,849	$15,353

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

During the nine months ended September 30, 2016, we recorded a store impairment charge of $279,000 related to one of our RG retail stores which was closed prior to the lease end date. We did not record any retail store impairment charges in the three months ended September 30, 2016.

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

Our annual impairment testing date is December 31 of each year.

Intangible assets as of September 30, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount

Trade names	Indefinite	$63,667	$—	$63,667
Customer relationships	7 to 15 Years	35,968	8,017	27,951
Non-compete agreements	3 Years	150	10	140
Total		$99,785	$8,027	$91,758

Intangible assets as of December 31, 2015 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount

Trade names	Indefinite	$26,037	$—	$26,037
Customer relationships	15 Years	19,800	6,014	13,786
Total		$45,837	$6,014	$39,823

Amortization expense related to the intangible assets amounted to approximately $755,000 and $330,000 for the three months ended September 30, 2016 and 2015, respectively, and $2,013,000 and $990,000 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2016	Remainder of the year	$772
2017		3,074
2018		3,074
2019		3,051
2020		3,025
Thereafter		15,095
		$28,091

Goodwill as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Balance at January 1	$2,286	$2,286
Preliminary goodwill created by the RG Merger	4,238	—
Preliminary goodwill created by the acquisition of SWIMS	3,993	—
Impact on the change in foreign currency rates	211	—
Ending balance	$10,728	$2,286

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

Under the new non-competition agreement with us and Hudson, which became effective as of the closing date of the RG Merger, Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson that is competitive to us, Hudson or our respective subsidiaries for a period of up to three years from January 28, 2016. See “Note 16 – Debt and Preferred Stock.”

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

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is one of our stockholders, for certain travel and other related expenses of its employees related to services performed on our behalf and at our request.  For the three months ended September 30, 2016, we have recorded expenses of $76,000. For the nine months ended September 30, 2016, we recorded expense of $952,000, which included (i) $751,000 of reimbursement for legal fees incurred by TCP Denim, LLC, in connection with the purchase of the Series A Preferred Stock and RG Merger; and (ii) $41,000 of pre-RG Merger management fees that were paid by RG that are non-recurring as a result of the RG Merger. For the three months and nine months ended September 30, 2015, RG paid $235,000 and $485,000, respectively, related to annual management fees and expenses that are non-recurring as a result of the RG Merger.

SWIMS® Transaction

In connection with the acquisition of SWIMS® in July 2016, we entered into certain financing arrangements with Tengram Partners Fund II, L.P., an entity affiliated with the holder of our Series A Preferred Stock, TCP Denim, LLC.  See “Note 4 – Acquisition of SWIMS.”

NOTE 11 — (LOSS) EARNINGS PER SHARE

(Loss) earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding options, shares issuable upon the assumed conversion of Modified Convertible Notes, Series A Preferred Stock and unvested restricted stock units (“RSUs”).  A reconciliation of the numerator and denominator of basic (loss) earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Basic (loss) earnings per share computation:
Numerator:
(Loss) income from continuing operations	$(2,821)	$36	$(11,621)	$105
Loss from discontinued operations	-	-	(1,286)	-
Net (loss) income	(2,821)	36	(12,907)	105

Denominator:
Weighted average common shares outstanding	12,953	8,825	12,222	8,825

(Loss) earnings per common share - basic
(Loss) income from continuing operations	(0.22)	0.00	(0.95)	0.01
(Loss) income from discontinued operations	-	-	(0.11)	-
(Loss) earnings per common share - basic	$(0.22)	$0.00	$(1.06)	$0.01

Diluted (loss) earnings per share computation:
Numerator:
(Loss) income from continuing operations	$(2,821)	$36	$(11,621)	$105
(Loss) from discontinued operations	-	-	(1,286)	-
Net (loss) income	(2,821)	36	(12,907)	105

Denominator:
Weighted average common shares outstanding	12,953	8,825	12,222	8,825
Effect of dilutive securities:
RSUs, convertible securities and options	-	-	-	-
Dilutive potential common shares	12,953	8,825	12,222	8,825

(Loss) earnings per common share - diluted
(Loss) income from continuing operations	(0.22)	0.00	(0.95)	0.01
Loss from discontinued operations	-	-	(0.11)	-
(Loss) earnings per common share - diluted	$(0.22)	$0.00	$(1.06)	$0.01

For the three and nine months ended September 30, 2016, outstanding options, the Modified Convertible Notes, Series A Preferred Stock and unvested RSUs in the aggregate of 6,378,280 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2015, weighted average shares represent the number of shares issued to RG members in connection with the RG Merger.

(Loss) Earnings Per Share under Two− Class Method

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

The computation of diluted (loss) earnings per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock that are dilutive were exercised or converted into shares of common stock (or resulted in the issuance of shares of common stock) and would then share in our earnings. During the periods in which we record a loss from continuing operations attributable to common stockholders, securities would not be dilutive to net loss per share and conversion into shares of common stock is assumed not to occur.

The following table provides a reconciliation of net (loss) income to preferred shareholders and common stockholders for purposes of computing net (loss) income per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net (loss) income	$(2,821)	$36	$(12,907)	$105
Less: preferred dividends	1,314	-	3,445	-
Net (loss) income attributable to stockholders	(4,135)	36	(16,352)	105
Participating securities - Series A Preferred Stock	-	-	-	-
Net (loss) income attributable to common stockholders	$(4,135)	$36	$(16,352)	$105

Denominator:
Weighted average common shares outstanding	12,953	8,825	12,222	8,825

(Loss) earnings per common share - basic and diluted under two-class method	$(0.32)	$0.00	$(1.34)	$0.01

Shares Reserved for Future Issuance

As of September 30, 2016, shares reserved for future issuance include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 700,431 shares of common stock issuable upon the vesting of RSUs; and (iii) 1,197,119 shares of common stock issuable pursuant to the Modified Convertible Notes.

NOTE 12 — INCOME TAXES

We utilize the liability method of accounting for income taxes in accordance with ASC 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates.  Until the RG Merger on January 28, 2016, the Company was treated as a partnership for tax purposes.  Pursuant to this status, taxable income or loss of the Company is included in the income tax returns of its owners. Consequently, no federal income tax provision is recorded through the RG Merger date.  However, under state laws, certain taxes are imposed upon limited liability companies and are provided for through the RG Merger date.

A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. In determining the need for a valuation allowance, we reviewed all available evidence pursuant to the requirements of ASC 740. Pursuant to ASC 740, we excluded the deferred income tax liabilities associated with identified indefinite long lived intangible assets as a source of income. For the third quarter of fiscal 2016, based upon our assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized, with the exception of current year domestic losses that can be carried back to prior periods. In addition, we determined that the deferred tax assets associated with SWIMS are not subject to a valuation allowance due to its earning history and other positive evidence. We plan to permanently reinvest any earnings from SWIMS into the foreign entity. If we choose to repatriate some or all of the earnings designated as indefinitely reinvested outside the U.S., the amount repatriated would be subject to U.S. income taxes.  We considered all available evidence, both positive and negative, in our assessment of the valuation allowance needed as of the RG Merger date on January 28, 2016 and as of September 30, 2016. In calculating the amount of deferred tax assets subject to a valuation allowance, we have excluded the deferred tax liabilities associated with our trademarks from that amount.  These intangible assets have an indefinite life and therefore, we cannot expect that the associated deferred tax liabilities will reverse over the same periods as our other net deferred tax assets.

Certain limitations may be placed on net operating loss carryforwards as a result of a “change in control” as defined in Section 382 of the Internal Revenue Code. In the event a “change in control” occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of our ability to offset taxable income. Management believes that certain changes in control have occurred during the nine months ended September 30, 2016 which may have resulted in significant limitations on our net operating loss carryforwards. As all of net operating carryforwards subject to these limitations have been reduced by a valuation allowance, there was no material impact on our condensed consolidated financial statements and related disclosures as a result of any limitation.

We apply the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2016, we had $0.1 million of certain unrecognized tax benefits, included as a component of long-term liabilities. We expect to reverse these unrecognized tax benefits during fiscal year 2017. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended November 30, 2012 and November 30, 2013, respectively, through December 31, 2015.

NOTE 13 —EQUITY

Stock Incentive Plans

On June 3, 2004, Differential adopted the 2004 Stock Incentive Plan (the “2004 Incentive Plan”) and in October 2011, Differential adopted an Amended and Restated 2004 Stock Incentive Plan (the “Restated Plan”) to update the 2004 Incentive Plan with respect to certain provisions and changes in the tax code since its original adoption.  Under the Restated Plan, the number of shares authorized for issuance is 227,500 shares of common stock after giving effect to the Reverse Stock Split. After the adoption of the Restated Plan in October 2011, we no longer grant awards pursuant to the 2004 Incentive Plan.  Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares. The Restated Plan limits the number of shares that can be awarded to any employee in one year to 41,667. The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods, terms and types of awards are determined by the board of directors and/or our compensation committee. The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and RSUs to our officers, directors and employees pursuant to our various plans. The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us.  On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

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

As of September 30, 2016, shares reserved for future issuance under our 2004 Incentive Plan and our Restated Plan include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under our incentive plans; and (ii) 700,431 shares of common stock issuable upon the vesting of RSUs. As of September 30, 2016, no shares remained available for grant under the Restated Plan. See “Note 19 – Subsequent Events” for a discussion of the adoption of a new stock incentive plan.

Exercise prices for all options outstanding as of September 30, 2016 were as follows (in actual amounts):

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (Years)

$11.40	444	8.3
	444	8.3

The following table summarizes stock option activity by incentive plan for the nine months ended September 30, 2016 (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	Restated Plan

Outstanding at January 1, 2016	—	—	—
Legacy Joe's stock options assumed	2,944	2,500	444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(2,500)	(2,500)	—
Outstanding and exercisable at September 30, 2016	444	—	444

The following table summarizes stock option activity for all incentive plans for the nine months ended September 30, 2016 (in actual amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	—	$—	—	$—
Legacy Joe's stock options assumed	2,944	27.70	1.4	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,500)	30.60	—	—
Outstanding and exercisable at September 30, 2016	444	$11.40	8.3	$—

The following table summarizes RSU activity for the nine months ended September 30, 2016 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2016	—	$—
Granted	745,938	5.84
Vested	(45,507)	11.16
Cancelled	—	—
Forfeited	—	—
Outstanding at September 30, 2016	700,431	$5.49

During the three months ended September 30, 2016, we did not grant any shares of RSUs and did not issue any shares of common stock to holders of RSUs. During the nine months ended September 30, 2016, we granted 745,938 shares of RSUs and issued 45,507 shares of common stock to holders of RSUs that vested during the period.

Stock-Based Compensation Cost

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  There was a total of $333,000 of stock-based compensation expense recognized during the three months ended September 30, 2016 and $1,352,000 during the nine months ended September 30, 2016. There were no stock options,  RSUs or stock-based compensation awards granted or outstanding during fiscal year 2015, although in connection with the RG Merger, we assumed certain stock options granted by Joe’s which were outstanding during fiscal year 2015.

As of September 30, 2016, there was $3,003,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

Warrants

We have issued warrants in conjunction with the acquisition and financing of SWIMS (see “Note 4 – Acquisition of SWIMS”) that are currently exercisable.

The Tengram warrants have an estimated fair value of $465,000. We determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $3.00 per share, an expected life (term) of 5 years, a volatility rate of 50%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 1.14%.  In addition, a 20% discount for lack of marketability was applied based upon the Rule 144 one year restriction period.

The SWIMS warrants have an estimated fair value of $45,000. We determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $5.47 per share, an expected life (term) of 3 years, a volatility rate of 45%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 0.85%  In addition, a 10% discount for lack of marketability was applied based upon the Rule 144 six month restriction period.

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

As of September 30, 2016, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2016	Remainder of the year	$1,793
2017		7,359
2018		6,755
2019		6,456
2020		6,520
Thereafter		25,600
		$54,483

Modified Convertible Notes and Credit Agreements

See “Note 16 – Debt and Preferred Stock” below for a further discussion on the commitments related to the RG Merger, which included the issuance of the Modified Convertible Notes and the providing of the ABL Credit Agreement and Term Credit Agreement.

Advertising Agreements

In 2014, RG entered into certain agreements with an unrelated third party for advertising and sponsorship during 2015 and 2016.  The 2016 portion has subsequently been cancelled. There were no amounts charged to expense for these commitments for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the amounts charged to expense for these commitments were $750,000 and $700,000, respectively.

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

NOTE 15 — SEGMENT INFORMATION

See “Note 1 – Basis of Presentation” for more information about our reportable segments. The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales:
Wholesale	$31,993	$10,823	$80,325	$31,122
Consumer Direct	8,725	6,356	25,461	20,119
Corporate and other	442	426	1,462	1,568
	$41,160	$17,605	$107,248	$52,809

Gross profit:
Wholesale	$13,601	$5,744	$37,297	$15,876
Consumer Direct	6,285	4,801	18,971	15,364
Corporate and other	442	426	1,462	1,568
	$20,328	$10,971	$57,730	$32,808

Operating (loss) income:
Wholesale	$7,165	$3,618	$21,918	$11,903
Consumer Direct	(362)	(677)	(1,386)	473
Corporate and other	(9,183)	(2,693)	(27,799)	(11,675)
	$(2,380)	$248	$(7,267)	$701

Capital expenditures:
Wholesale			$344	$139
Consumer Direct			885	3,076
Corporate and other			108	147
			$1,337	$3,362

			September 30, 2016	December 31, 2015
Total assets:
Wholesale			$70,020	$39,007
Consumer Direct			11,194	11,303
Corporate and other			93,887	32,549
			$175,101	$82,859

NOTE 16 — DEBT AND PREFERRED STOCK

The five-year payment schedule of our term debt and line of credit (both of which are classified as long-term debt) and our Modified Convertible Notes is as follows (in thousands):

	Payments due by period
	(in thousands)							Deferred	Original
	Remainder of							Financing	Issue	Carrying
	2016	2017	2018	2019	2020	Thereafter	Total	Costs, net	Discount, net	Value
Convertible notes - short term	$—	$13,057	$—	$—	$—	$—	$13,057	$—	$280	$12,777
Long-term debt	125	1,250	2,500	3,750	5,000	37,000	49,625	1,117	—	48,508
Line of credit	—	—	—	—	14,143	—	14,143	553	—	13,590
Convertible notes	—	—	—	—	—	16,700	16,700	—	4,248	12,452
Total	$125	$14,307	$2,500	$3,750	$19,143	$53,700	$93,525	$1,670	$4,528	$87,327

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

RG’s Former Factoring Agreement with CIT

In December 2013, our subsidiary RG entered into a deferred purchase factoring arrangement and loan agreement with CIT. Under the agreement, RG assigned trade accounts receivable to a commercial factor with recourse, while retaining ownership of the assigned accounts receivable until the occurrence of a specified triggering event. RG paid fees ranging from 0.20% to 0.50% of the gross amount of the accounts receivable assigned, with an annual floor amount of $100,000. In January 2016, in connection with the RG Merger, we terminated our deferred purchase factoring arrangement and loan agreement and entered into our A&R Factoring Agreement.  See “Note 7 – Factored and Accounts Receivables, Net.”

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with consummation of the RG Merger, we and certain of our subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 7 – Factored and Accounts Receivables, Net” for a discussion of the A&R Factoring Agreement.

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility will be based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  Our availability under the Revolving Facility as of September 30, 2016 was $17,905,000.

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

In connection with entering into the ABL Credit Agreement and the Term Credit Agreement, we incurred deferred financing costs totaling $1,930,000, of which $346,000 was accrued for as of December 31, 2015. As of

September 30, 2016, we were in compliance with the financial and non-financial covenants in our ABL Credit Agreement and our Term Credit Agreement.

To permit the acquisition of SWIMS, on July 18, 2016, we also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto.

RG Stock Purchase Agreement

In connection with the RG Merger, we entered into the RG Stock Purchase Agreement with TCP Denim, LLC pursuant to which we issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of the Series A Preferred Stock, for an aggregate purchase price of $50 million in cash. The proceeds from the sale of Series A Preferred Stock were used to consummate the RG Merger. Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitles the holder to receive dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, to receive cumulative cash dividends, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. To date, the Board of Directors or a duly authorized committee thereof has not declared any dividends on our Series A Preferred Stock. Additionally, if our Board of Directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect three members of the Board of Directors, each of whom may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock have separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock are entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16 (after taking into account the Reverse Stock Split).

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

The following table (in thousands) is a summary of the recorded value of the Modified Convertible Notes as of September 30, 2016. The value of the convertible note reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4,673,000 that was recorded on January 28, 2016, the issuance date.

Balance
September 30, 2016
Modified Convertible Notes - Face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued January 29, 2016 - September 30, 2016	227
Accumulated accretion of original issue debt discount	425
Modified Convertible Notes value	$12,452

Tengram Convertible Note

In connection with the acquisition of SWIMS® in July 2016, we entered into certain financing arrangements with Tengram Partners Fund II, L.P., an entity affiliated with the holder of our Series A Preferred Stock, TCP Denim, LLC.  See “Note 4 – Acquisition of SWIMS” and “Note 13 – Equity” for a discussion on the warrants issued in connection with the acquisition of SWIMS.  The following table (in thousands) is a summary of the recorded value of the convertible note as of September 30, 2016. The value of the convertible note reflects the present value of the contractual cash flows and resulted in an original issue discount of $465,000 that was recorded on July 18, 2016, the issuance date.

Balance
September 30, 2016
Short-term convertible notes - Face value	$13,000
Less: Original issue discount	(465)
Short-term convertible notes recorded value on issue date	12,535
PIK interest issued July 19, 2016 - September 30, 2016	57
Accumulated accretion of original issue debt discount	185
Short-term convertible notes value	$12,777

SWIMS Overdraft Agreement and Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained two preexisting external financing agreements, each between SWIMS and DNB Bank ASA (“DNB”): an Overdraft Facility Agreement, dated January 27, 2016 (the “Overdraft Agreement”) and a Credit Assurance and Factoring Agreement, dated August 26, 2013 (the “SWIMS Factoring Agreement”).

The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6,000,000 (approximately $725,000 as of September 30, 2016) in total, divided between (a) an ordinary credit of NOK 3,500,000 at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and

(b) an additional credit of NOK 2,500,000 at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The Overdraft Agreement is secured with (a) first-priority liens on SWIMS’ (i) machinery and plant (up to NOK 10,000,000) and (ii) inventory (up to NOK 10,000,000) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1,000,000 (first lien), NOK 4,000,000 (second lien), NOK 7,000,000 (third lien) and NOK 2,500,000 (fourth lien). The Overdraft Agreement may be terminated by SWIMS upon fourteen days’ prior written notice for any reason and by DNB upon fourteen days’ prior written notice for just cause. DNB may also terminate the Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of September 30, 2016, there was no outstanding balance on the facility governed by the Overdraft Agreement.

The Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives a 0.19% annual commission based on invoiced revenues and a 0.25% quarterly commission of the maximum financing amount plus other administrative costs. The Factoring Agreement is secured with (a) first-priority liens on SWIMS’ (i) machinery and plant (up to NOK 10,000,000) and (ii) inventory (up to NOK 10,000,000) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1,000,000 (first lien), NOK 4,000,000 (second lien), NOK 7,000,000 (third lien) and NOK 2,500,000 (fourth lien). The Factoring Agreement may be terminated by SWIMS upon fourteen days’ prior written notice for any reason and by DNB upon fourteen days’ prior written notice for just cause. DNB may also terminate the Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of September 30, 2016, SWIMS had outstanding financing commitments on NOK 15,076,000 (approximately $1,825,000 as of September 30, 2016) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Total Interest Expense

The following table (in thousands) is a summary of our total interest expense as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Contractual coupon interest	$1,723	$134	$4,446	$402
Amortization of discounts and deferred financing costs	367	—	980	—
Total interest expense	$2,090	$134	$5,426	$402

NOTE 17 — FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The financial instruments recorded in the accompanying condensed consolidated balance sheets include cash and cash equivalents, factored accounts receivable, trade receivables (including credit card receivables), royalty receivables, accounts payable, revolving credit facilities, senior secured notes, convertible notes and term loans discussed elsewhere in this Quarterly Report. Due to their short-term maturity, the carrying values of cash and cash equivalents, factored accounts receivable, trade receivables (including credit card receivables), royalty receivables, accounts payable, revolving credit facilities, senior secured notes and term loans approximate their fair market values. In addition, the carrying amounts of the ABL Credit Agreement and Term Credit Agreement approximate their fair value because of the variable market interest rate charged to us.

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

		Carrying Value			Fair Value
Financial Instrument	Level	September 30, 2016	December 31, 2015		September 30, 2016	December 31, 2015

Convertible notes - short term	3	$12,777	$		$12,777
Convertible notes - long term	3	12,452		—	12,000	$—
Loan payable	3	—		1,653	—	1,653
		$25,229		$1,653	$24,777	$1,653

The key assumptions for determining the fair value at September 30, 2016 included the remaining time to maturity of 4.83 years, volatility of 60 percent, and the risk-free interest rate of 1.12 percent.

NOTE 18 — DISCONTINUED OPERATIONS

On February 29, 2016, we completed the closure of 14 of our Joe’s® brand retail stores.  In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of our former Joe’s Business are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 because those operations were disposed of as of March 31, 2016.  Due to the timing of the RG Merger, there were no discontinued operations prior to the three months ended March 31, 2015 or nine months ended September 30, 2015.  The operations and cash flows of the 14 Joe’s® brand retail stores that were part of the Joe’s Business have been eliminated from the ongoing operations of the Company since the Company does not have any continuing involvement in the operations of such retail stores that were closed after the disposal transaction.  There were no assets or liabilities from the discontinued operations at September 30, 2016.

The operating results of discontinued operations for the three and nine months ended September 30, 2016 are as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2016	2016

Net sales from discontinued operations	$—	$1,208
Loss from discontinued operations before income tax	$—	$(1,286)
Income tax provision	—	—
Loss from discontinued operations	$—	$(1,286)

NOTE 19 — SUBSEQUENT EVENTS

Following the end of the period covered by this Quarterly Report, our Board of Directors adopted, subject to stockholder approval, and our stockholders approved at our annual meeting of stockholders held on November 7, 2016 the Differential Brands Group Inc. 2016 Stock Incentive Plan (“2016 Plan”). Under the 2016 Plan, as a post balance sheet date event, we have reserved up to 3,529,109 shares of common stock for issuance in connection with grants of nonqualified stock options, stock options, stock appreciation rights, restricted stock, RSUs, performance compensation awards and other stock-based awards.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the risk that we incurred substantial indebtedness in connection with the acquisition of RG, and, to a lesser extent, SWIMS, and it may be necessary to refinance or extend our indebtedness, which may decrease our business flexibility and adversely affect our financial results; the risk that we may default on the indebtedness we incurred to finance the acquisition of RG; the risk that we will be unsuccessful in integrating Hudson, RG and SWIMS and achieving our intended results as a result of such acquisitions; the risk that our foreign sourcing of our products and the implementation of foreign production for Hudson’s products may adversely affect our business; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; the risks associated with leasing retail space and operating our own retail stores; the highly competitive nature of our denim and premium lifestyle apparel businesses in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; our reliance on a small number of large customers; our ability to implement successfully any growth or strategic plans; our ability to manage our inventory effectively; the risk of cyber attacks and other system risks; our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; competitive factors, including the possibility of major customers sourcing products overseas in competition with our products; the risk that acts or omissions by our third-party vendors, including those to whom we license our brands, could have a negative impact on our reputation; the effect of the RG Merger and the acquisition of SWIMS on our financial results, business performance and product offerings; the risk that our credit ratings or those of our subsidiaries may be different from what we expect; the risk that our existing stockholders may be diluted if we choose to settle our Modified Convertible Notes by issuing shares of our common stock; risks associated with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016; the identification of material weaknesses in our internal control over financial reporting and our ability to maintain effective internal control over financial reporting; and the risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the year ended November 30, 2015 (the “2015 Form 10-K”), and in “Part II, Item 1A, Risk Factors” of this Quarterly Report.

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the quarterly periods ended September 30, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015 and the notes thereto (filed as Exhibit 99.1 to Amendment No. 1 to our Current Report on Form 8-K/A, filed with the SEC on March 30, 2016), as well as the unaudited condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

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

SWIMS distributes its full range of footwear, swimwear, outerwear, ready-to-wear and accessories worldwide through high-end department stores, independent specialty stores and luxury resorts, and sells products through its own website and through eight licensed SWIMS-branded stores and one company owned outlet store (the “SWIMS Business”). Because these businesses focus on design, development and marketing, we rely on third parties to manufacture our products for Hudson®, Robert Graham® and SWIMS®.

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

Reportable Segments

We view our business and measure performance based on three primary segments: Wholesale, Consumer Direct and Corporate and other. Before its Merger with RG, Differential operated its Hudson Business and Joe’s Business using Wholesale and Retail (which we have renamed Consumer Direct) as its two reportable segments. Because RG has been accounted for as the accounting acquirer as a result of the RG Merger, we have adopted RG’s three subdivisions as our reportable segments for all operations of our combined Company for periods after the RG Merger’s closing date. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.  In addition, the information presented reflects the integration of the SWIMS® brand since its acquisition on July 18, 2016.

Wholesale

As of September 30, 2016 and 2015, our Wholesale segment was comprised of sales of (i) Robert Graham® products to leading nationwide premium department stores, specialty retailers and boutiques and select off-price retailers (“Off-Price”), (ii) following the closing of the RG Merger Agreement on January 28, 2016 and as of September 30, 2016, Hudson® products to retailers, specialty stores and international and Off-Price customers, and (iii) following the closing of the SWIMS acquisition on July 18, 2016, SWIMS products to retailers, specialty stores and international and Off-Price customers, including international licensed store operators. Additionally, our Wholesale segment included expenses from our sales and customer service departments, trade shows, warehouse distribution and product samples associated with, as of September 30, 2015 and 2016, our Robert Graham® product line, following the closing of the RG Merger Agreement on January 28, 2016 and as of September 30, 2016, our Hudson® product line, and following the closing of the SWIMS acquisition on July 18, 2016, our SWIMS® product line. Domestically, we sell our Hudson® and SWIMS® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Internationally, we sell our products to customers in various countries.

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

Consumer Direct

As of September 30, 2016 and 2015, our Consumer Direct segment was comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores and through our retail internet site located at www.robertgraham.us. As this segment generates higher gross margins and provides us greater control of our brand, product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of September 30, 2016, including 18 full price stores and 12 outlet stores. We have signed a lease for a store we expect to open in early 2017.  We have expanded the ecommerce part of the Consumer Direct segment by creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the RG Merger Agreement on January 28, 2016 and as of September 30, 2016, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our online retail site at www.hudsonjeans.com and following the acquisition of SWIMS® on July 18, 2016, sales of our SWIMS® products to consumers through our online retail site at www.swims.com and our one Company operated outlet store in Oslo, Norway.  Revenues from the 14 Joe’s® brand retail stores which we owned and operated until they closed as of February 29, 2016 are reported as discontinued operations.

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

Corporate and other

As of September 30, 2016 and 2015, our Corporate and other segment was comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eye and sun glasses, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Following the closing of the RG Merger on January 28, 2016, our Corporate and other segment also included licensing revenue from the sale by our licensee of our Hudson® children’s product line.  Our Corporate and other segment also encompassed our corporate operations, including the design, production, general brand marketing and advertising, operations, information technology, accounting, executive, legal and human resources departments associated with, as of September 30, 2016 and September 30, 2015, our Robert Graham® product line and, following the closing of the RG Merger Agreement on January 28, 2016 and as of September 30, 2016, our Hudson® product line. Similar to our Wholesale segment, we measure performance of our Corporate and other segment primarily based on our licensees’ ability to sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories.

Seasonality

Our business is partly seasonal. For our Robert Graham® products, the fourth quarter is the strongest quarter for sales within our Consumer Direct segment, and the greatest volume of shipments are made in late summer through early fall and again in late winter and early spring. For our Hudson® products, historically, the majority of the marketing and sales orders have taken place from late fall to late spring, and the greatest volumes of shipments and actual sales have generally been made from summer through early fall. Accordingly, the cash flows of our Robert Graham Business and Hudson Businesses may be strongest in those respective periods.  Due to the partial seasonality of our business, as well as the evolution and changes in our business and product mix, including the sale of the Joe’s Business and the Company’s acquisition of the Robert Graham Business and SWIMS Business, our quarterly results are not necessarily indicative of the results for the next quarter or year. Furthermore, because of the growing number of full-price retail and outlet stores opened at different points during the past few fiscal years, we continue to assess the seasonality of our business on our retail segment and the potential impact of our retail stores on our financial results. Since we have opened most of our Robert Graham® brand stores in the last three years, we are still evaluating their performance.

For the remainder of 2016, we believe that our growth drivers will be dependent upon successful integration of the Robert Graham Business with the Hudson Business as a result of the RG Merger, which includes reducing expenses and achieving synergies as a result of the RG Merger. In addition, we may face increased costs as we attempt to integrate the technology, personnel, customer base and business practices and to realize the anticipated efficiencies of our recently-acquired SWIMS Business.  We also expect to grow our SWIMS Business in the North American and international markets. Overall, we see opportunities for continued margin enhancement if we are successful in growing our Wholesale, Consumer Direct and Corporate and other segments. In particular, we see opportunity to improve product sourcing through growing economies of scale and to further enhance gross margins as we continue to increase the proportion of our business derived from our Consumer Direct segment. No assurances can be given that these or other actions will result in increased profitability.

Results of Operations

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

	Three months ended
	(in thousands, except percentages, unaudited )
	September 30, 2016	September 30, 2015	$ Change	% Change

Net sales	$41,160	$17,605	$23,555	134%
Cost of goods sold	20,832	6,634	14,198	214%
Gross profit	20,328	10,971	9,357	85%
Gross margin	49%	62%	40%

Selling, general and administrative	21,115	9,808	11,307	115%
Depreciation and amortization	1,593	915	678	74%
Operating (loss) income from continuing operations	(2,380)	248	(2,628)	(1,060)%

Interest expense, net	2,090	134	1,956	1,460%
Other expense, net	121	—	121	N/A %
(Loss) income from continuing operations before income taxes	(4,591)	114	(4,705)	(4,127)%
Income tax (benefit) provision	(1,770)	78	(1,848)	(2,369)%
(Loss) income from continuing operations	(2,821)	36	(2,857)	(7,936)%
Net (loss) income from discontinued operations, net of tax	—	—	—	N/A
Net (loss) income	$(2,821)	$36	$(2,857)	(7,936)%

Three Months Ended September 30, 2016 and 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(in thousands, except percentages, unaudited )
	September 30, 2016	September 30, 2015	$ Change	% Change
Net sales:
Wholesale	$31,993	$10,823	$21,170	196%
Consumer Direct	8,725	6,356	2,369	37%
Corporate and other	442	426	16	4%
	$41,160	$17,605	$23,555	134%

Gross profit:
Wholesale	$13,601	$5,744	$7,857	137%
Consumer Direct	6,285	4,801	1,484	31%
Corporate and other	442	426	16	4%
	$20,328	$10,971	$9,357	85%

Operating (loss) income:
Wholesale	$7,165	$3,618	$3,547	98%
Consumer Direct	(362)	(677)	315	(47)%
Corporate and other	(9,183)	(2,693)	(6,490)	241%
	$(2,380)	$248	$(2,628)	(1,060)%

For the three months ended September 30, 2016, or the third quarter of fiscal 2016, our net sales increased to $41,160,000 from $17,605,000 for the three months ended September 30, 2015, or the third quarter fiscal 2015, a 134 percent increase.  We had an operating loss from continuing operations of $2,380,000 compared to operating income from continuing operations of $248,000 for the third quarter of fiscal 2015.

Net Sales

Our overall net sales increased to $41,160,000 for the third quarter of fiscal 2016 from $17,605,000 for the third quarter of fiscal 2015, a 134 percent increase. This increase in our net sales was primarily attributed to the addition of $19,463,000 in sales from our Hudson® brand and $3,539,000 in sales from our SWIMS® brand.

Wholesale net sales increased to $31,993,000 for the third quarter of fiscal 2016 from $10,823,000 for the third quarter of fiscal 2015, a 196 percent increase. This increase in our Wholesale net sales was primarily attributed to the addition of $18,516,000 in Wholesale sales from our Hudson® brand and $3,205,000 in wholesale sales from our SWIMS® brand.  These increases were offset by a decrease in Wholesale sales from Robert Graham during the comparative period.

Consumer Direct net sales increased to $8,725,000 for the third quarter of fiscal 2016 from $6,356,000 for the third quarter of fiscal 2015, a 37 percent increase. This increase in our Consumer Direct net sales was attributed to the addition of $754,000 in sales from our Hudson® ecommerce business and $334,000 in sales from our SWIMS® Consumer Direct business. Our Robert Graham Consumer Direct net sales also increased for the third quarter of fiscal 2016 due to the opening of two new Robert Graham® brand retail stores during the fourth  quarter of fiscal 2015 and one new store during fiscal 2016.

Our net sales also include $442,000 of licensing revenue in our Corporate and other segment for the third quarter of fiscal 2016 compared to $426,000 for the third quarter of fiscal 2015, representing a four percent increase.

This increase was attributable to $193,000 in licensing revenue from our Hudson business, which was offset by a decrease in licensing revenue from Robert Graham’s existing licensees.

Gross Profit

Our gross profit increased to $20,328,000 for the third quarter of fiscal 2016 from $10,971,000 for the third quarter of fiscal 2015, an 85 percent increase. This increase in our gross profit was primarily attributed to the addition of $10,275,000 in gross profit from our Hudson® brand and $1,570,000 in gross profit from our SWIMS® brand.  Our gross profit was offset by a $1,276,000 non-cash inventory expense of the SWIMS® inventory acquired and stepped up to fair value that was sold in the third quarter of fiscal 2016 and a markdown reserve of $650,000, which represents the net realizable value of certain aged Robert Graham inventory.

Our overall gross margin was 49 percent for the third quarter of fiscal 2016, compared to 62 percent for the third quarter of fiscal 2015, which was due to the addition of Hudson’s and SWIMS’ wholesale businesses, and whose products generate a lower gross margin than Robert Graham.

Our Wholesale gross profit increased to $13,601,000 for the third quarter of fiscal 2016 from $5,744,000 for the third quarter of fiscal 2015, a 137 percent increase.  This increase was primarily driven by an additional $9,505,000 in gross profit from the Hudson wholesale business and $1,344,000 in gross profit from the SWIMS wholesale business. Our Wholesale gross profit was offset by a $1,276,000 non-cash inventory expense of the SWIMS® inventory acquired and stepped up to fair value that was sold in the third quarter of fiscal 2016, a markdown reserve of $650,000, which represents the net realizable value of certain aged Robert Graham inventory, and a decrease in Robert Graham wholesale gross profit for the period.

Our Consumer Direct gross profit increased to $6,285,000 for the third quarter of fiscal 2016, compared to $4,801,000 for the third quarter of fiscal 2015, a 31 percent increase, driven primarily by the increase in sales as a result of opening two new Robert Graham® brand retail stores during the fourth quarter of fiscal 2015 and one new store  during fiscal 2016 and the addition of $577,000 from our Hudson® ecommerce business and $226,000 from our SWIMS® Consumer Direct business.

Our Corporate and other gross profit increased to $442,000 for the third quarter of fiscal 2016, compared to $426,000 for the third quarter of fiscal 2015, a 4 percent increase. This increase was attributable to $193,000 in licensing revenue from our Hudson business, which was offset by a decrease in licensing revenue from Robert Graham’s existing licensees.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $22,708,000 for the third quarter of fiscal 2016 from $10,723,000 for the third quarter of fiscal 2015, a 112 percent increase.  Our SG&A expense increase was mainly attributable to the addition of the Hudson® brand as a result of the RG Merger and the acquisition of SWIMS.  In addition, we incurred $877,000 of transaction expenses related to the acquisition of SWIMS in July 2016.

Our SG&A expense includes expenses related to employee and employee related benefits, sales commissions, warehousing and freight, advertising, sample production, facilities and distribution related costs, acquisition related costs, professional fees, stock-based compensation, factor and bank fees, depreciation and amortization and retail store impairment.

Our Wholesale SG&A expense increased to $6,436,000 for the third quarter of fiscal 2016 from $2,126,000 for the third quarter of fiscal 2015, or a 203 percent increase.  Our Wholesale SG&A expense increase was mainly attributable to the addition of $4,530,000 in SG&A expense relating to Hudson’s Wholesale operations and $485,000 from SWIMS.

Our Consumer Direct SG&A expense increased to $6,647,000 for the third quarter of fiscal 2016 from $5,478,000 for the third quarter of fiscal 2015, a 21 percent increase.  Our Consumer Direct SG&A expense increased mostly due to costs associated with the opening of two new Robert Graham® brand retail stores during the fourth quarter of fiscal 2015 and one new store during fiscal 2016, as well as $490,000 of expenses from Hudson’s ecommerce business and $228,000 of expenses from our SWIMS® Consumer Direct business.

Our Corporate and other SG&A expense increased to $9,625,000 for the third quarter of fiscal 2016 from $3,119,000 for the third quarter of fiscal 2015, a 209 percent increase.  Our Corporate and other SG&A expense includes general overhead associated with our operations as well as professional advisor fees incurred in connection with the RG Merger.  Our increase in SG&A expense was attributable to the addition of $3,565,000 in Hudson’s corporate operating expenses, $625,000 in SWIMS’ corporate operating expense and $877,000 of transaction expenses related to the acquisition of SWIMS in July 2016.

Operating (Loss) Income from Continuing Operations

We had operating loss from continuing operations of $2,380,000 for the third quarter of fiscal 2016, compared to operating income from continuing operations of $248,000 for the third quarter of fiscal 2015.  This shift from income to a loss was primarily due to $877,000 in transaction expenses related to the SWIMS acquisition, a $1,276,000 non-cash inventory expense of the SWIMS® inventory acquired and stepped up to fair value that was sold in the third quarter of fiscal 2016 and a markdown reserve of $650,000, which represents the net realizable value of certain aged Robert Graham inventory.

Our Wholesale operating income increased to $7,165,000 in the third quarter of fiscal 2016 from $3,618,000 for the third quarter of fiscal 2015, a 98 percent increase, primarily due to the addition of operating income of $4,975,000 attributable to the Hudson Business, which was offset by an operating loss of $418,000 attributable to the SWIMS business primarily due to the non-cash inventory expense described above.

Our Consumer Direct segment had an operating loss of $362,000 for the third quarter of fiscal 2016, compared to $677,000 for the third quarter of fiscal 2015, a 47 percent decrease, primarily due to the addition of $87,000 of income from Hudson’s ecommerce business and the improved performance of our Robert Graham® brand retail stores and ecommerce business.

Corporate and other operating loss increased to $9,183,000 for the third quarter of fiscal 2016 from $2,693,000 for the third quarter of fiscal 2015, a 241 percent increase, mainly due to the additional costs related to Corporate and other SG&A expense described above.

Interest Expense

Our interest expense increased to $2,090,000 for the third quarter of fiscal 2016 from $134,000 for the third quarter of fiscal 2015.  Our interest expense for the third quarter of fiscal 2016 is primarily associated with interest expense from our credit facilities, convertible notes and amortization of debt discounts and deferred financing costs.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 39 percent for the third quarter of fiscal 2016 compared to an expense of 68 percent for the third quarter of fiscal 2015.  The decreased tax expense for the third quarter of fiscal 2016 was primarily due to the foreign, realizable deferred tax benefit from the losses of the operations of SWIMS and the reversal of uncertain tax positions which statute of limitations expired during this quarter. For domestic jurisdictions, the projected tax expense for the year predominately consists of current tax expenses, deferred taxes associated with our deferred tax liability for indefinite lived intangible assets and a deferred tax asset for current year losses that can be carried back to a prior period.

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

(Loss) Income from Discontinued Operations

We did not have any discontinued operations in the third quarter of fiscal 2016 or 2015.

Net (Loss) Income

We generated a net loss of $2,821,000 for the third quarter of fiscal 2016, compared to operating income of $36,000 for the third quarter of fiscal 2015. The primary reason for the shift to a net loss for the third quarter of fiscal 2016 from net income in the third quarter of fiscal 2015 was due to the increase in Corporate and other expenses as a result of the RG Merger, transaction expenses associated with the RG Merger and transaction expenses incurred during the third quarter in preparation for the July 2016 with the acquisition of SWIMS.

Results of Operations

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

	Nine months ended
	(in thousands, except percentages, unaudited )
	September 30, 2016	September 30, 2015	$ Change	% Change

Net sales	$107,248	$52,809	$54,439	103%
Cost of goods sold	49,518	20,001	29,517	148%
Gross profit	57,730	32,808	24,922	76%
Gross margin	54%	62%	46%

Selling, general and administrative	60,262	29,359	30,903	105%
Depreciation and amortization	4,456	2,748	1,708	62%
Retail store impairment	279	—	279	N/A
Operating (loss) income from continuing operations	(7,267)	701	(7,968)	(1,137)%

Interest expense, net	5,426	402	5,024	1,250%
Other expense, net	121	—	121	N/A %
(Loss) income from continuing operations before income taxes	(12,814)	299	(13,113)	(4,386)%
Income tax (benefit) provision	(1,193)	194	(1,387)	(715)%
(Loss) income from continuing operations	(11,621)	105	(11,726)	(11,168)%
Loss from discontinued operations, net of tax	(1,286)	-	(1,286)	N/A
Net (loss) income	$(12,907)	$105	$(13,012)	(12,392)%

Nine Months Ended September 30, 2016 and 2015 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated and excludes results from discontinued operations:

	Nine months ended
	(in thousands, except percentages, unaudited )
	September 30, 2016	September 30, 2015	$ Change	% Change
Net sales:
Wholesale	$80,325	$31,122	$49,203	158%
Consumer Direct	25,461	20,119	5,342	27%
Corporate and other	1,462	1,568	(106)	(7)%
	$107,248	$52,809	$54,439	103%

Gross profit:
Wholesale	$37,297	$15,876	$21,421	135%
Consumer Direct	18,971	15,364	3,607	23%
Corporate and other	1,462	1,568	(106)	(7)%
	$57,730	$32,808	$24,922	76%

Operating (loss) income:
Wholesale	$21,918	$11,903	$10,015	84%
Consumer Direct	(1,386)	473	(1,859)	(393)%
Corporate and other	(27,799)	(11,675)	(16,124)	138%
	$(7,267)	$701	$(7,968)	(1,137)%

For the nine months ended September 30, 2016, our net sales increased to $107,248,000 from $52,809,000 for the nine months ended September 30, 2015, a 103 percent increase.  We had an operating loss from continuing operations of $7,267,000 for the nine months ended September 30, 2016, compared to operating income from continuing operations of $701,000 for the nine months ended September 30, 2015.

Net Sales

Our overall net sales increased to $107,248,000 for the nine months ended September 30, 2016 from $52,809,000 for the nine months ended September 30, 2015, a 103 percent increase. This increase in our net sales was primarily attributed to the addition of $54,144,000 in sales from our Hudson® brand and $3,539,000 in sales from our SWIMS® brand, which was offset by a decline in sales from our Robert Graham® brand.

Wholesale net sales increased to $80,325,000 for the nine months ended September 30, 2016 from $31,122,000 for the nine months ended September 30, 2015, a 158 percent increase. This increase in our Wholesale net sales was primarily attributed to the addition of $51,682,000 in Wholesale sales from our Hudson® brand and $3,205,000 in wholesale revenue from our SWIMS® brand. These increases were offset by a decrease in Wholesale sales from our Robert Graham Business relative to the comparative period.

Consumer Direct net sales increased to $25,461,000 for the nine months ended September 30, 2016 from $20,119,000 for the nine months ended September 30, 2015, a 27 percent increase. This increase in our Consumer Direct net sales was primarily attributed to the addition of $2,133,000 from our Hudson® ecommerce business and $334,000 from our SWIMS Consumer Direct business. Our Robert Graham Consumer Direct net sales also increased for the nine months ended September 30, 2016 due to the opening of two new Robert Graham® brand retail stores during the fourth quarter of fiscal 2015 and one new store during fiscal 2016.

Our net sales also include $1,462,000 of licensing revenue in our Corporate and other segment for the nine months ended September 30, 2016, compared to $1,568,000 for the nine months ended September 30, 2015, a seven percent decrease.  This includes $329,000 in licensing revenue from our Hudson business, which was offset by a decrease in licensing revenue from Robert Graham’s existing licensees.

Gross Profit

Our gross profit increased to $57,730,000 for the nine months ended September 30, 2016 from $32,808,000 for the nine months ended September 30, 2015, a 76 percent increase. This increase in our gross profit was primarily attributed to the addition of $27,257,000 in gross profit from our Hudson® brand and $1,570,000 in gross profit from our SWIMS® brand.  Our gross profit was offset by a $1,276,000 non-cash inventory expense of the SWIMS® inventory acquired and stepped up to fair value that was sold in the third quarter of fiscal 2016 and a markdown reserve of $650,000, which represents the net realizable value of certain aged Robert Graham inventory.

Our overall gross margin was 54 percent for the nine months ended September 30, 2016 compared to 62 percent for the nine months ended September 30, 2015, which was due to the addition of Hudson’s and SWIMS’ Wholesale business, and whose products generate a lower gross margin than Robert Graham.

Our Wholesale gross profit increased to $37,297,000 for the nine months ended September 30, 2016 from $15,876,000 for the nine months ended September 30, 2015, a 135 percent increase.  This increase was primarily driven by an additional $25,298,000 in gross profit from the Hudson Wholesale business and $1,344,000 in gross profit from our SWIMS Wholesale business. Our Wholesale gross profit was offset by a $1,276,000 non-cash inventory expense of the SWIMS® inventory acquired and stepped up to fair value that was sold in the third quarter of fiscal 2016, a markdown reserve of $650,000, which represents the net realizable value of certain aged Robert Graham inventory, and a decrease in Robert Graham wholesale gross profit for the period.

Our Consumer Direct gross profit increased to $18,971,000 for the nine months ended September 30, 2016 compared to $15,364,000 for the nine months ended September 30, 2015, a 23 percent increase, driven primarily by the increase in sales as a result of our opening two new Robert Graham® brand retail stores during the fourth quarter of fiscal 2015 and one new store during fiscal 2016 and the addition of $1,630,000 from our Hudson® ecommerce business and $266,000 in gross profit from our SWIMS Consumer Direct business.

Our Corporate and other gross profit decreased to $1,462,000 for the nine months ended September 30, 2016 compared to $1,568,000 for the nine months ended September 30, 2015, a seven percent decrease.  This decrease was due to a decline in licensing revenue from Robert Graham’s existing licensees, which was offset by $329,000 in licensing revenue from our Hudson business.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Our SG&A expense increased to $64,997,000 for the nine months ended September 30, 2016 from $32,107,000 for the nine months ended September 30, 2015, a 102 percent increase.  Our SG&A expense increase was mainly attributable to the addition of the Hudson® brand as a result of the RG Merger.  In addition, we incurred $5,854,000 of transaction and merger related expenses in connection with the RG Merger in January 2016 and the acquisition of SWIMS in July 2016.

Our SG&A includes expenses related to employee and employee related benefits, sales commissions, warehousing and freight, advertising, sample production, facilities and distribution related costs, acquisition related costs professional fees, stock-based compensation, factor and bank fees, depreciation and amortization and retail store impairment.

Our Wholesale SG&A expense increased to $15,379,000 for the nine months ended September 30, 2016 from $3,973,000 for the nine months ended September 30, 2015, or a 287 percent increase.  Our Wholesale SG&A expense increase was mainly attributable to the addition of $11,004,000 in SG&A expense stemming from Hudson’s wholesale operations and $485,000 from SWIMS wholesale operations.

Our Consumer Direct SG&A expense increased to $20,357,000 for the nine months ended September 30, 2016 from $14,891,000 for the nine months ended September 30, 2015, a 37 percent increase.  Our Consumer Direct SG&A expense increased mostly due to costs associated with the opening of two new Robert Graham® brand retail stores during the fourth quarter of fiscal 2015 and one new store during fiscal 2016.  In addition, we added $1,292,000 of expenses from Hudson’s ecommerce business and $228,000 from SWIMS Consumer Direct business for the nine months ended September 30, 2016.

Our Corporate and other SG&A expense increased to $29,261,000 for the nine months ended September 30, 2016 from $13,243,000 for the nine months ended September 30, 2015, a 121 percent increase.  Our Corporate and other SG&A expense includes general overhead associated with our operations as well as professional advisor fees incurred in connection with the RG Merger and acquisition of SWIMS.  Our increase in SG&A expense was attributable to the addition of $8,865,000 in Hudson’s corporate operating expenses and $5,854,000 of transaction and merger related expenses in connection with the RG Merger and the acquisition of SWIMS.

Operating (Loss) Income from Continuing Operations

We had operating loss from continuing operations of $7,267,000 for the nine months ended September 30, 2016, compared to operating income from continuing operations of $701,000 for the nine months ended September 30, 2015.  The current period loss was primarily attributable to $5,854,000 of transaction and merger related expenses in connection with the RG Merger and the acquisition of SWIMS in July 2016 and a $1,276,000 non-cash inventory expense of the SWIMS® inventory acquired and stepped up to fair value that was sold in the third quarter of fiscal 2016 and a markdown reserve of $650,000, which represents the net realizable value of certain aged Robert Graham inventory.

Our Wholesale operating income increased to $21,918,000 in the nine months ended September 30, 2016, from $11,903,000 for the nine months ended September 30, 2015, a 84 percent increase, primarily due to the addition of operating income of $14,294,000 attributable to the Hudson Business, which was offset by an operating loss of $418,000 attributable to the SWIMS business due to the non-cash inventory expense described above.

Our Consumer Direct segment had operating loss of $1,386,000 for the nine months ended September 30, 2016, compared to operating income of $473,000 for nine months ended September 30, 2015, a 393 percent decrease, primarily due to costs related to the termination of a lease for one Robert Graham® brand retail store during the quarter, costs associated with the opening of two new Robert Graham® brand retail stores during the fourth quarter of fiscal 2015 and one new store during fiscal 2016 and lower traffic and sales at Robert Graham® brand retail stores during the nine month period.

Our Corporate and other operating loss increased to $27,799,000 for the nine months ended September 30, 2016 from $11,675,000 for the nine months ended September 30, 2015, a 138 percent increase, mainly due to the additional costs related to Corporate and other SG&A expenses described above.

Interest Expense

Our interest expense increased to $5,426,000 for the nine months ended September 30, 2016 from $402,000 for the nine months ended September 30, 2015.  Our interest expense for the nine months ended September 30, 2016 is primarily associated with interest expense from our credit facilities, convertible notes and amortization of debt discounts and deferred financing costs.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 9 percent for the nine months ended September 30, 2016 compared to an expense of 65 percent for the nine months ended September 30, 2015.  The difference in effective tax rate for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to us becoming subject to entity level income tax during the nine months ended September 30, 2016 as a consequence of the RG Merger, increased estimated current year taxes, an increase to our deferred tax liabilities associated with indefinite lived intangible assets and the loss before income tax of $12,814,000 incurred during the nine months ended September 30, 2016. This tax expense consisted of current tax expenses and deferred taxes associated with our deferred tax liability for indefinite lived intangible assets, a benefit of the current loss from operations that can be carried back to prior periods, a benefit from the loss from the operations of SWIMS and the reversal of uncertain tax positions as a result of expiring statutes of limitations.

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

Loss from Discontinued Operations

We had a loss from discontinued operations of $1,286,000 in the nine months ended September 30, 2016 due to the operation of the Joe’s® brand retail stores, which we operated until their assignment in January 2016 or closure in February 2016.

Net (Loss) Income

We generated a net loss of $12,907,000 for the nine months ended September 30, 2016, compared to net income of $105,000 for the nine months ended September 30, 2015.  The primary reason for our net loss for the nine months ended September 30, 2016 was transaction expenses associated with the RG Merger in January 2016 and the acquisition of SWIMS in July 2016, expenses related to certain Joe’s® branded retail stores until their closure on February 29, 2016 as part of our discontinued operations and expenses of $718,000 related to the lease termination for one Robert Graham retail store that we closed in June 2016.

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

For the remainder of fiscal 2016, our primary capital needs are for: (i) operating expenses; (ii) payments, including principal and interest required to be made under our existing credit facilities and our Modified Convertible Notes; (iii) working capital necessary to fund inventory purchases; (iv) integration and other costs associated with the RG Merger and the acquisition of SWIMS; and (v) financing extensions of trade credit to our customers.  We anticipate funding our operations through working capital by: (i) generating cash flows from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing the proceeds from our existing credit facilities.

At September 30, 2016 and December 31, 2015, our cash and cash equivalent balances were $4,424,000 and $1,966,000, respectively. Based on our cash on hand, cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs for the next 12 months. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations. Significant changes in the rate of inflation in the future may, however, affect certain expenses, including employee compensation, and we may not be able to successfully recover such increased costs from customers.

On July 18, 2016, we completed the acquisition of all of the outstanding share capital of Norwegian private limited company (aksjeselskap) SWIMS. We purchased SWIMS for aggregate consideration of (i) approximately $12.0 million in cash, (ii) 702,943 shares of our common stock and (iii) warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $5.47 per share, which we refer to as the SWIMS Seller Warrants. Pursuant to the SWIMS Purchase Agreement, DFBG Swims deposited approximately $325,000 of the cash consideration into an escrow account for certain indemnification obligations of the SWIMS Sellers. The SWIMS Purchase Agreement contains customary representations, warranties and covenants of the SWIMS Sellers and us, along with customary post-closing indemnification rights of DFBG Swims.

To finance the acquisition, we issued the following to our major stockholder Tengram Capital Partners Fund II, L.P.: (i) a warrant for the purchase of 500,000 shares of our common stock at an exercise price of $3.00 per share, referred to as the Tengram Warrant; and (ii) a convertible promissory note with principal of $13.0 million, referred to as the SWIMS Convertible Note. The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the maturity date of January 18, 2017 if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Class A-1 Preferred Stock at a conversion price of $3.00 per share. We are currently evaluating all of our options in order to assess the repayment of the Tengram Warrant at maturity if it is not converted. Additionally, the Class A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.  To permit the acquisition, on July 18, 2016, we also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto.

The effect of the acquisition of SWIMS, the payment of the various forms of consideration therefor, and the issuance of the Tengram Warrant and SWIMS Convertible Note on our financial condition and results of operations are reflected in these unaudited condensed consolidated financial statements or elsewhere in the notes to those financial statements, as of the transaction date of July 18, 2016, which was during the period covered by this Quarterly Report.

Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015

For the nine months ended September 30, 2016, we used $20,758,000 of cash flows from operating activities to fund our working capital, pay for costs related to the RG Merger and SWIMS acquisition that were incurred through September 30, 2016 and wind down our discontinued operations.  Cash flows from financing activities during the nine months ended September 30, 2016 totaled $42,944,000.  These cash flows consisted of $50,000,000 from the issuance of Series A Preferred Stock, $13,000,000 from the issuance of the SWIMS Convertible Note and $62,559,000 in funds from our credit facilities, net of the following financing costs: (i) $23,349,000 for the repayment in full of our CIT Amended and Restated Revolving Credit Agreement and the JPM Loan Agreement; (ii) $58,218,000 for the redemption of the units held by our RG members; (iii) $1,366,000 as a distribution to RG members, which was accrued at the prior year end; and (iv) $375,000 of principal payments under our Term Loan Credit Agreement.  Additionally, in investing activities, we used cash flows of: (i) $1,337,000 for the purchase of property and equipment; (ii) $8,630,000 to pay the existing holders of convertible notes pursuant to the Rollover Agreement, net of cash on hand as of the date of the RG Merger of $2,092,000; and (iii) $11,828,000 to pay the former stockholders of SWIMS, net of cash on hand as of the acquisition date.  At September 30, 2016, the JPM Loan Agreement and the CIT Amended and Restated Revolving Credit Agreement were each fully repaid using the proceeds of the cash consideration given to RG in the Merger in January 2016.

For the nine months ended September 30, 2015, we generated $1,768,000 of cash flows from operating activities to fund our working capital needs.  Cash flows generated from financing activities totaled $1,248,000, net of financing costs, and consisted of $2,499,000 of proceeds from our line of credit, which was offset by $875,000 of payments against our loan payable and $376,000 of accrued distributions to our members.  During the nine months ended September 30, 2015, we used $3,324,000 in investing activities primarily for the purchase of property and equipment.

Credit Agreements and Other Financing Arrangements

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, our subsidiary RG entered into the JPM Loan Agreement, which was later amended such that $3.5 million of the revolving credit facility was reclassified to the Capex Loan, a term loan.  Interest on the amounts borrowed pursuant to the JPM Loan Agreement was charged based on RG’s average balance and, at our management’s election, at the bank’s prevailing prime rate plus 0.75% or at LIBOR plus 2.25%, which was 2.6% at December 31, 2015. As a result of the Capex Loan, the maximum amount available under the JPM Loan Agreement’s revolving credit facility was reduced to $26.5 million. The remaining revolving credit facility under the JPM Loan Agreement provided for borrowings based on an amount not to exceed the sum of (i) 85% of eligible accounts receivable, (ii) 90% of eligible credit card receivables, (iii) 70% of eligible wholesale inventory, (iv) 75% of eligible retail inventory and (v) the trademark component, as defined in the JPM Loan Agreement, minus outstanding principal amount of Capex Loan, and minus reserves. In January 2016, RG used the aggregate cash consideration received in the RG Merger to repay all of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

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

The ABL Credit Agreement provides for the Revolving Facility with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for the Term Facility in an aggregate principal amount of $50 million. The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility will be based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  Our availability under the Revolving Facility as of September 30, 2016 was $17,905,000.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.  For additional information on the ABL Credit Agreement and Term Credit Agreement, see “Note 16 – Debt and Preferred Stock” to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Quarterly Report.

To permit the acquisition of SWIMS, on July 18, 2016, we also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto.

As of September 30, 2016, we were in compliance with the financial and non-financial covenants in our ABL Credit Agreement and our Term Credit Agreement.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations. Reserves are also estimated for ongoing audits regarding federal and state issues that are currently unresolved. We routinely monitor the potential impact of these situations.

Recent Accounting Pronouncements

See “Note 3 – Adoption of Accounting Principles” to our unaudited condensed consolidated financial statements above regarding new accounting pronouncements.

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

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control previously disclosed in our Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2016 and on Form 10-Q for the quarterly period ended June 30, 2016, our disclosure controls and procedures were not effective as of September 30, 2016.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As reported in “Part I. Item 4. Controls and Procedures” of our Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2016 and on Form 10-Q for the quarterly period ended June 30, 2016, our management previously determined that our internal control over financial reporting was not effective as of March 30, 2016 and June 30, 2016 due to material weaknesses in internal control over financial reporting. In particular, we did not have adequately designed and documented management review controls to properly detect or prevent errors and omissions of certain required disclosures within our unaudited condensed consolidated financial statements, financial data and related disclosures for the quarterly period ended March 31, 2016 (the “Q1 2016 Financial Statements”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The errors were identified in the course of preparing our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.  The errors and omissions, which are discussed further below, related to the following: (i) the classification and accounting treatment of the closure of 14 Joe’s® brand retail stores as of February 29, 2016 as discontinued operations; (ii) the accounting treatment for the dividend payable on the Company’s Series A Preferred Stock; (iii) the effect of modified convertible notes on the calculation of basic and diluted weighted average shares outstanding; and (iv) the financial statement disclosures did not include disclosures for the calculation of earnings per share under the two-class method, non-cash supplemental cash flow information, certain accounting policies, pro forma financial information, certain related party disclosures and information relating to goodwill and intangible assets and the fair value of financial instruments.

As a result of the identification of such errors, as reported in our Current Report on Form 8-K filed on August 16, 2016 and our Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2016 and on Form 10-Q for the quarterly period ended June 30, 2016, our board of directors (the “Board”), in consultation with management, concluded that: (i) our previously issued Q1 2016 Financial Statements should no longer be relied upon due to the errors identified therein; and (ii) such financial statements required restatement. On August 16, 2016, we filed our Quarterly Report on Form 10-Q/A for the period ended March 31, 2016 containing such amended and restated Q1 2016 Financial Statements.

As reported in “Part I. Item 4. Controls and Procedures” of our Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2016 and on Form 10-Q for the quarterly period ended June 30, 2016, management determined that these errors and omissions resulted from two material weaknesses in our internal control over financial reporting.

Material Weakness Related to Complex, Non-Routine Transactions

We did not have adequately designed internal controls and technical expertise to ensure the timely identification, preparation and review of our accounting for certain complex, non-routine transactions, which was necessary to provide reasonable assurance that our financial statements and related disclosures would be prepared in accordance with U.S. GAAP.

Material Weakness Related to Required Disclosures in Notes to Financial Statements

We did not have adequately designed and documented management review controls to ensure that all relevant required disclosures under U.S. GAAP were identified and properly reflected in the notes to our financial statements.

These material weaknesses in our internal control over financial reporting led to errors being identified on the balance sheet as of March 31, 2016, the statements of operations, equity and cash flows for the three months ended March 31, 2016 and the related footnotes thereto.

Notwithstanding the material weaknesses and the restatement discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediating the Material Weaknesses

Our management team is dedicated to evaluating, designing and implementing, with the support of external advisors and oversight of the audit committee of the Company’s Board (the “Audit Committee”), the appropriate remedial actions to address the material weaknesses and strengthen the Company’s internal control environment. We have implemented steps to improve our controls and remediate the material weaknesses identified.  The specific actions taken and planned additional actions are described below.

Material Weakness Related to Complex, Non-Routine Transactions

•

We have engaged a third-party expert consulting firm specializing in technical accounting and financial reporting issues to assist our management with the review of the accounting treatment and the financial reporting and disclosure of complex and non-recurring transactions.

o

We have collaborated, and intend to continue collaborating, with this firm on complex transactions similar to the transactions that gave rise to the previously disclosed errors in accounting treatment and disclosures in our Q1 2016 Financial Statements and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed with the SEC on May 16, 2016.

o

This firm has enhanced the technical capabilities of our accounting staff by providing an additional layer of review and expertise with regard to the application of U.S. GAAP to complex and significant transactions.

o

Because our arrangement with this third-party expert consulting firm is on a retainer basis, we are able to seek its advice on an as-needed basis as our business continues to grow and we pursue our acquisition strategy.

Material Weakness Related to Disclosures in Notes to Financial Statements

•	We have formed a disclosure committee to adopt a more proactive approach to reviewing our SEC filings.

o

The disclosure committee is currently composed of Kent Savage, the chairperson of our Audit Committee, our vice presidents of finance from our Hudson subsidiary and our RG subsidiary, our Senior Vice President, Legal & General Counsel and our Chief Financial Officer. This committee reports to our Chief Executive Officer.

o

The committee is charged with reviewing our SEC filings, financial reporting and disclosure of recurring and routine transactions on a quarterly basis and overseeing our evaluation of the accounting treatment and financial statement disclosure of such transactions.

o	In preparation for the filing of this Quarterly Report, the disclosure committee met, discussed and completed a detailed review of the report, including the financial data and disclosures.

•

With a view to developing a more robust financial statement close process, we have increased our reliance on and have worked to improve controls over the use of our existing financial reporting checklists.

o

These checklists assist our accounting staff and management in more clearly identifying the specific review procedures over our financial statements and related disclosures during and after quarterly and annual financial close.

o	Implementation of the checklists has also strengthened our documentation process and communication between management and our independent registered public accounting firm.

•

We have worked to enhance segregation of duties over and technical expertise concerning financial reporting, in part by hiring a new director of SEC and financial reporting who began working for us in October 2016. This employee is a certified public accountant who is familiar with financial reporting and audit review processes, and formerly worked as a senior manager at a globally recognized accounting firm.

This remediation plan has been approved by management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.  Additionally, as part of its evaluation of disclosure controls and procedures as of September 30, 2016, management reviewed the results of the above-described assessment of the Company’s internal control over financial reporting with the Audit Committee, and the Audit Committee agreed with the conclusions. The Audit Committee will continue to meet regularly with management and our independent registered accounting firm to review accounting, reporting, auditing, disclosure control and internal control matters, and will continue to test collectively the ongoing operating effectiveness of the new and existing controls.  We are committed to enhancing our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when that may occur, and our current initiatives may not prove successful in remediating these material weaknesses. Management may determine to enhance other existing controls and/or implement additional controls as the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient to accomplish their intended purpose; accordingly, these material weaknesses may continue for a period of time. While the Audit Committee and senior management are closely monitoring this implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined to be effective, we will not be able to conclude that these material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

Except for the matters discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

We are party to legal proceedings and claims in the ordinary course of business, including proceedings to protect our intellectual property rights. For more information, see “Note 14 – Commitments and Contingencies” to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Quarterly Report.

Item 1A.Risk Factors.

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2015 Form 10-K, except as noted below.

Matters arising out of the restatement of our Q1 2016 Financial Statements and the identification of material weaknesses in our internal control over financial reporting, such as decreased confidence among investors, limited ability to raise capital, potential regulatory inquiries and enforcement actions or litigation, could materially adversely affect our business or the trading price of our common stock. Additionally, we cannot assure you that further material weaknesses will not be identified in the future or that we will be able to address fully the existing material weaknesses.

As discussed in “Part I, Item 4. Controls and Procedures” of this Quarterly Report, on August 10, 2016, our Board, in consultation with management, concluded that our Q1 2016 Financial Statements should no longer be relied upon due to various errors identified therein and required restatement. On August 16, 2016, we filed our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2016 containing amended and restated Q1 2016 Financial Statements.  Furthermore, as first disclosed in that report and subsequently in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 and this Quarterly Report, our management identified two material weaknesses in our internal control over financial reporting as of March 31, 2016, June 30, 2016 and September 30, 2016, which did not adequately address errors in the Q1 2016 Financial Statements and contributed to the restatement.

Since our management first concluded that there were material weaknesses in our internal control over financial reporting, we have begun improving our controls and have taken certain measures to remediate the identified material weaknesses. In particular, we have engaged on a retainer basis a third-party expert consulting firm specializing in technical accounting and financial reporting issues to assist our management with the review of the accounting treatment and the financial reporting and disclosure of complex and non-recurring transactions, akin to those which gave rise to the errors in our Q1 2016 Financial Statements. We have also formed a five member disclosure committee, which met to discuss and review this Quarterly Report, and which is charged with reviewing our financial reporting and disclosure of recurring and routine transactions and overseeing our evaluation of accounting treatment of such transactions. We have increased our reliance on and have worked to improve, and plan to continue improving, controls over the use of our existing financial reporting checklists during our financial statement close. We have worked to enhance segregation of duties over and technical expertise concerning financial reporting, in part by hiring a new director of SEC and financial reporting who began working for us in October 2016. We may also implement additional appropriate measures as part of this effort. For more information, see “Part I. Item 4. Controls and Procedures—Addressing the Material Weakness.”

With respect to the material weaknesses in our internal control over financial reporting, despite our ongoing remediation plan, there can be no assurance that we will be able to mitigate fully our existing material weaknesses or that our internal control will not suffer in the future from other material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision-making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems and cost limitations. Even if they are ultimately made effective, our controls may become inadequate as conditions change or our compliance with policies and procedures evolves over time. If we fail to remediate these material weaknesses or to maintain otherwise effective internal control in the future, our financial statements may contain one or more material misstatements and may not be available on a timely basis, or we may discover additional material weaknesses.

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

Exhibit 2.1 to the Current Report on Form 8-K filed on July 19, 2016

3.1	Amended and Restated By-laws of Differential Brands Group Inc., Adopted as of July 6, 2015, As amended through November 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016

3.2	Amended and Restated By-laws of Differential Brands Group Inc., Adopted as of July 6, 2015, As amended through November 7, 2016 (marked)	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016

4.1	Form of Common Stock Purchase Warrant Issued in Connection with Purchase Agreement	Exhibit 4.1 to the Current Report on Form 8-K filed on July 19, 2016

4.2	Form of Common Stock Purchase Warrant Issued to Tengram Capital Partners Fund II, L.P.	Exhibit 4.2 to the Current Report on Form 8-K filed on July 19, 2016

4.3	Form of Convertible Promissory Note	Exhibit 4.3 to the Current Report on Form 8-K filed on July 19, 2016

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

Exhibit 4.5 to the Current Report on Form 8-K filed on July 19, 2016

10.3	Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIFFERENTIAL BRANDS GROUP INC.

November 14, 2016	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer (Principal Executive Officer)

November 14, 2016	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference

2.1

Purchase Agreement, dated as of July 18, 2016, by and among Differential Brands Group, Inc., DFBG Swims LLC, each shareholder of SWIMS AS signatory thereto and set forth in Exhibit A thereto, Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the Sellers named therein, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC, and TCP RG II, LLC

Exhibit 2.1 to the Current Report on Form 8-K filed on July 19, 2016

3.1	Amended and Restated By-laws of Differential Brands Group Inc., Adopted as of July 6, 2015, As amended through November 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016

3.2	Amended and Restated By-laws of Differential Brands Group Inc., Adopted as of July 6, 2015, As amended through November 7, 2016 (marked)	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016

4.1	Form of Common Stock Purchase Warrant Issued in Connection with Purchase Agreement	Exhibit 4.1 to the Current Report on Form 8-K filed on July 19, 2016

4.2	Form of Common Stock Purchase Warrant Issued to Tengram Capital Partners Fund II, L.P.	Exhibit 4.2 to the Current Report on Form 8-K filed on July 19, 2016

4.3	Form of Convertible Promissory Note	Exhibit 4.3 to the Current Report on Form 8-K filed on July 19, 2016

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

Exhibit 4.5 to the Current Report on Form 8-K filed on July 19, 2016

10.3	Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**           Furnished herewith.