Form 10-K
period 2016-12-31
Differential Brands Group Inc.
filed 2017-03-30
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

Commission file number: 0‑18926

DIFFERENTIAL BRANDS GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11‑2928178 (I.R.S. Employer Identification No.)

1231 South Gerhart Avenue, Commerce, California 90022

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (323) 890‑1800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value

(Title of Class)

The Nasdaq Stock Market LLC

(NASDAQ Capital Market)

(Name of exchange on which registered)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Act.) Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common stock held by non‑affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market LLC as of June 30, 2016, was approximately $28,982,000.

The number of shares of the registrant’s common stock outstanding as of March 29, 2017 was 13,297,688.

Documents incorporated by reference: None.

DIFFERENTIAL BRANDS GROUP INC.

FORM 10‑K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Certain Definitions

As used in this Annual Report on Form 10‑K (“Annual Report”), unless the context indicates otherwise, the terms “Differential Brands Group,” “we,” “us,” “our,” and “the Company” refer to Differential Brands Group Inc. (formerly Joe’s Jeans Inc.) and our subsidiaries and affiliates, which includes our wholly owned subsidiary Hudson Clothing Holdings, Inc. and its subsidiaries (“Hudson”), a designer and marketer of women’s and men’s premium branded denim apparel that bear the brand name Hudson® (the “Hudson Business”), our wholly owned subsidiary RG Parent LLC and its subsidiaries (“Robert Graham” or “RG”), a business engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham® (the “Robert Graham Business”) that was acquired pursuant to the RG Merger, and our wholly owned subsidiary DFBG Swims, LLC and its subsidiary (“SWIMS”), a business engaged in the design, development, sales and licensing of footwear, apparel and accessories that bear the brand name SWIMS® (the “SWIMS Business”). The “RG Merger” refers to the merger transaction completed on January 28, 2016, pursuant to which our wholly owned subsidiary JJ Merger Sub, LLC (“RG Merger Sub”) merged with and into RG, with RG surviving as our wholly owned subsidiary. The term “Joe’s Business” refers to our business that was operated under the brand names “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else.” The operating and intellectual property assets associated with the Joe’s Business were sold on September 11, 2015 pursuant to two separate asset purchase agreements, which we refer to as the “Joe’s Asset Sale.”

Forward‑Looking Statements

Statements contained in this Annual Report that are not purely historical facts are forward‑looking statements. Statements looking forward in time are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 and are based on our management’s beliefs and assumptions and on information currently available to our management. Such forward‑looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and any variations of such words with similar meanings. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward‑looking statements.

Factors that would cause or contribute to such differences include, but are not limited to, the factors contained or referenced under the headings “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. In particular, certain risks and uncertainties that we face include, but are not limited to:

•	the risk of intense competition in the denim and premium lifestyle apparel industries;
•	the risk that we incurred substantial indebtedness in connection with the acquisition of RG, and, to a lesser extent, SWIMS, which we may need to refinance or extend or on which we may default;
•

the risks associated with our foreign sourcing of our products and the implementation of foreign production for Hudson’s products, including in light of potential changes in international trade relations brought on by the new U.S. presidential administration;

•

the effects of the RG Merger and acquisition of SWIMS on our financial results, business performance and product offerings and risks associated with successfully integrating these businesses to achieve cost savings and synergies;

•	risks associated with our third-party distribution system;
•	risks associated with changing fashion trends and business environment and our customer base;

•	risks associated with leasing retail space and operating our own retail stores;
•	risks associated with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016;
•

risks associated with the identification of material weaknesses in our internal control over financial reporting in certain periods in 2016 and, following full remediation as of December 31, 2016, our ability to maintain effective internal control over financial reporting;

•	the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences;
•	the risk that the credit ratings of the combined company or its subsidiaries, including the Hudson, RG and SWIMS businesses, may be different from what we expect;
•

the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness;

•	our ability to respond to the business environment and fashion trends;
•	continued acceptance of our brands in the marketplace;
•	our reliance on a small number of large customers;
•	our ability to implement successfully any growth or strategic plans;
•	our ability to manage our inventory effectively;
•	the risk of cyber-attacks and other system risks;
•	our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions;
•	the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements;
•	our ability to generate positive cash flow from operations;
•	a possible oversupply of denim in the marketplace; and
•	other risks.

Since we operate in a rapidly changing environment, new risk factors can arise and it is not possible for our management to predict all such risk factors, nor can our management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance, events and circumstances reflected in the forward-looking statements will be achieved or will occur. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward‑looking statements.

Any forward-looking statement in this Annual Report speaks only as of the date of this filing. We undertake no obligation to publicly update these forward‑looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report, except as may be required by law.

ITEM 1.    BUSINESS

Overview

Our principal business activity is the design, development and worldwide marketing of apparel and footwear products, including denim jeans, related casual wear, footwear and accessories under our Hudson®, Robert Graham® and SWIMS® brands.  We aim to fill a void in the U.S. public market landscape by focusing exclusively on brands that develop products for consumers shopping at premium retailers.

We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports‑licensed and advertising specialty markets. We have evolved from producing craft and accessory products to designing and selling apparel products bearing various brand names. In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, and was renamed Innovo Group Inc., which was then renamed Joe’s Jeans Inc. in October 2007. In September 2013, we acquired the Hudson Business, a designer and marketer of women’s and men’s premium branded denim apparel. In September 2015, we sold the Joe’s Business (as discussed below), and in January 2016, we acquired the Robert Graham Business, which is engaged in the design, development, sales and licensing of sophisticated, eclectic apparel products and accessories. In connection with the RG Merger (as discussed below), we also changed our name from Joe’s Jeans Inc. to Differential Brands Group Inc. We also acquired the SWIMS Business, a Scandinavian-based business engaged in the design, development, sales and licensing of footwear, apparel and accessories, in July 2016.

Hudson® Acquisition

On September 30, 2013, we acquired all of the outstanding equity interests in Hudson for an aggregate purchase price consisting of approximately $65.4 million in cash and approximately $27.5 million in convertible notes, net of discount. We also issued promissory notes, bearing no interest, for approximately $1.2 million in aggregate principal amount that were paid on April 1, 2014 to certain option holders of Hudson.

Joe’s Sale

During fiscal 2014 and 2015, we believed that our growth potential relied on the integration of the Hudson Business and Joe’s Business. We did not achieve the desired level of integration on our original timetable. In turn, we failed to meet certain financial covenants set forth in the credit agreement (the “Garrison Term Loan Credit Agreement”) with Garrison Loan Agency Services LLC (“Garrison”), and, on November 6, 2014, we received a notice of default and demand for payment of default interest from Garrison, as term loan agent, under that credit agreement. As a result of this default, we were also in default under the terms of our revolving credit agreement (the “CIT Revolving Credit Agreement”) with CIT Commercial Services, Inc. (“CIT”), a unit of CIT Group, and our factoring facility with CIT and we were prohibited from making payments under the above-referenced convertible notes issued in the Hudson acquisition.

After exploring various strategic alternatives to remedy the defaults, we decided to sell the Joe’s Business. On September 11, 2015, we completed the sale of (i) certain of our intellectual property assets used or held for use in the Joe’s Business for an aggregate purchase price of $67 million pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and among us, Joe’s Holdings LLC, a Delaware limited liability company (the “Joe’s IP Assets Purchaser”), and solely for the purpose of its related guarantee, Sequential Brands Group, Inc., a Delaware corporation (the “Joe’s IP Asset Purchase Agreement”), and (ii) among other things, certain inventory and other assets and liabilities related to the Joe’s Business for an aggregate purchase price of $13 million pursuant to that certain asset purchase agreement, dated as of September 8, 2015, by and between us and GBG USA Inc., a Delaware corporation (“Joe’s Operating Assets Purchaser”) (the “Joe’s Operating Asset Purchase Agreement” and together with the Joe’s IP Asset Purchase Agreement the “Joe’s Asset Purchase Agreements”). We operated the Joe’s Business, which included certain inventory and other assets operated under the brand name “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else,” from 2001 to 2015.

The proceeds of the Joe’s Asset Sale were used to repay all of our indebtedness outstanding under the Garrison Term Loan Credit Agreement and a portion of our indebtedness outstanding under the CIT Revolving Credit Agreement. As a result, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015 and we entered into the amended and restated revolving credit agreement (the “CIT Amended and Restated Revolving Credit Agreement”), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million and waived certain defaults. On January 28, 2016, all outstanding loans under the Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as lender, and (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (the “Term Credit Agreement”, and together with the ABL Credit Agreement, the “New Credit Agreements”) and (iii) an amended and restated deferred purchase factoring agreement with CIT. These credit agreements, including certain amendments made to them since the closing date of the RG Merger, are discussed further in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

After the closing of the Joe’s Operating Asset Purchase Agreement and the Joe’s IP Asset Purchase Agreement, we retained and operated 32 Joe’s® brand retail stores, of which, pursuant to the Joe’s Operating Asset Purchase Agreement, we transferred 18 retail stores to the Joe’s Operating Assets Purchaser on January 28, 2016 for no additional consideration and closed the remaining 14 Joe’s® brand retail stores on February 29, 2016. The retail stores transferred or closed are reported as discontinued operations for all periods presented in this Annual Report.

Robert Graham® Merger

On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of RG, as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the “Merger Agreement”), by and among RG, RG Merger Sub and us, for an aggregate of $81.0 million in cash and 8,825,461 shares of our common stock, par value $0.10 per share (“common stock”) (after giving effect to the Reverse Stock Split (as defined below)). Pursuant to the RG Merger Agreement, among other things, RG Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly‑owned subsidiary. RG is engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham®.

Effective upon consummation of the RG Merger, we also changed our name to “Differential Brands Group Inc.” and effected the reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock such that each 30 shares of our issued and outstanding common stock were reclassified into one share of our issued and outstanding common stock. The Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per‑share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC (“NASDAQ”). Unless otherwise indicated, all share amounts in this Annual Report have been adjusted to reflect the Reverse Stock Split.

In connection with the RG Merger, on January 28, 2016, we completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of our preferred stock, par value $0.10 per share, designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $50 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the “RG Stock Purchase Agreement”), by and between us and TCP Denim, LLC, a Delaware limited liability company (the “Series A Purchaser”). As further described in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” the Series A Purchaser is affiliated with our major stockholders Tengram Capital Associates, LLC, Tengram Capital Associates II, LLC and other Tengram entities.

We used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the New Credit Agreements to, among other things, consummate the RG Merger and the transactions contemplated by the RG Merger Agreement. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical consolidated financial statements and in other disclosures in this Annual Report prior to the RG Merger only reflect RG’s historical financial condition and results of operations for comparative purposes. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction” and “Notes to Consolidated Financial Statements—Note 1.”

Also in connection with the completion of the RG Merger, on January 28, 2016, we completed the exchange of our outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of modified convertible notes (the “Modified Convertible Notes”), as contemplated by the rollover agreement, dated September 8, 2015 (the “Rollover Agreement”), between us and the holders of our convertible notes. The Modified Convertible Notes and Rollover Agreement are discussed further in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On January 28, 2016, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Series A Purchaser and certain of its affiliates, the noteholders party to the Rollover Agreement (including Peter Kim and Fireman Capital CPF Hudson Co-Invest LP) and Michael Buckley, our Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, we will provide certain demand and piggyback registration rights with respect to shares of common stock (i) issued to the parties to the Registration Rights Agreement in connection with the RG Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Preferred Stock and the Modified Convertible Notes.

In connection with the RG Merger, we changed our fiscal year end to December 31st and report our results after the effective date with RG as the accounting acquirer.

SWIMS® Acquisition

On July 18, 2016, we completed the acquisition of all of the outstanding share capital of Norwegian private limited company (aksjeselskap) SWIMS AS. We purchased SWIMS for aggregate consideration of (i) approximately $12.0 million in cash, (ii) 702,943 shares of our common stock and (iii) warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $5.47 per share. The acquisition was completed pursuant to the Purchase Agreement, dated as of July 18, 2016 (the “SWIMS Purchase Agreement”), between us, our wholly-owned subsidiary DFBG Swims, the shareholders of SWIMS named therein (the “SWIMS Sellers”), Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the SWIMS Sellers, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC and TCP RG II, LLC.

To finance the acquisition, we issued the following to our major stockholder Tengram Capital Partners Fund II, L.P. (“Tengram II”): (i) a warrant for the purchase of 500,000 shares of our common stock at an exercise price of $3.00 per share (the “SWIMS Warrant”); and (ii) a convertible promissory note with principal of $13.0 million (the “SWIMS Convertible Note”). The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on its maturity date if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. Effective January 18, 2017, the Company and Tengram II amended the maturity date to be July 18, 2017. Additionally, the Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.

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

Our Brands

As of December 31, 2016, our principal business activity is the design, development and worldwide marketing of apparel and footwear products bearing the Hudson®, Robert Graham® and SWIMS® brands. As a result of the RG Merger and related transactions (the “Merger Transactions”), our strategy has evolved to focus on owning, managing and operating a diversified portfolio of complimentary premium consumer brands. We intend to organically grow our current brands and seek opportunities to acquire accretive, complementary, premium brands.

Hudson®

Hudson® was established in 2002 and is recognized as a premier designer and marketer of women’s and men’s premium branded denim apparel, an industry term for denim jeans with price points generally of $120 or more, known for its quality, fit and fashion‑forward designs. We sell our products to numerous retailers, which include major department stores, specialty stores and distributors around the world. As of December 31, 2016, our product line included women’s, men’s and children’s denim jeans, pants, shirts, jackets and other bottoms. We continue to evaluate offering a range of products under the Hudson® brand name.

Robert Graham®

RG’s principal business activity is the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham®. Robert Graham® can be described as “American Eclectic.” Since its launch in 2001, Robert Graham® was created based upon the premise of introducing sophisticated, eclectic style to the fashion market as an American‑based company with an intention of inspiring a global movement. During the end of 2016, we have made an assortment shift to fashion basics which has been well received among customers. Robert Graham® received the 2014 “Menswear Brand of the Year” award from the American Apparel & Footwear Association. Robert Graham® offers a cohesive lifestyle collection that includes knits, polos, t‑shirts, sweaters, sport coats, outerwear, jeans, pants, shorts, swimwear, sportshirts and accessories.

SWIMS®

SWIMS’s principal business activity is the design, development, sales and licensing of footwear and apparel products and accessories that bear the brand name SWIMS®. Founded in Norway in 2006, SWIMS is a Scandinavian lifestyle brand best known for its range of design-forward, water-friendly footwear for men that artfully balances performance, comfort and style. SWIMS® product line includes women’s and men’s footwear, swimwear, outerwear, ready-to-wear, and accessories.

Our Principal Products, Revenue Sources and Reportable Segments

Our Products

Our Hudson® product line includes women’s, men’s and children’s denim jeans, pants, shirts, jackets and other bottoms. We continue to evaluate offering a range of products in the future under the Hudson® brand name. The Hudson® children’s product offerings are also produced under a license from us. RG’s Robert Graham® product line includes premium priced men’s sport shirts, denim jeans, pants, shorts, sweaters, knits, t‑shirts, sportcoats, outerwear, and swimwear. RG also offers a line of women’s apparel, mainly in its own retail stores. Additionally, men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eye and sun glasses, jewelry, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees. RG sells its current season merchandise through its retail stores, its retail internet site, premium department stores, specialty stores, and international stores that display and merchandise its products in a way that supports its brand image and is in sync with the lifestyle and shopping experience expected by its customers. RG sells its prior season merchandise and some “designed‑for‑outlet” product through its own outlet stores and through select off‑price retail stores. In July 2016, we acquired SWIMS, whose product line includes footwear, swimwear, outerwear, ready-to-wear, and accessories under the SWIMS® brand. SWIMS sells its products worldwide across various channels, including high-end department stores, specialty stores, luxury resorts, and its own website.

Because we focus on design, development and marketing, we rely on third parties to manufacture our products under all three of our brands.

Reportable Segments

We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our reportable segments are Wholesale, Consumer Direct and Corporate and other. Our Wholesale segment is comprised of sales of products to premium department stores, boutiques, retailers, specialty stores, international retailers and select off-price retailers. The Wholesale segment also includes expenses from sales and customer service, trade shows, warehouse and distribution and product samples. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores, Robert Graham® outlet stores, our SWIMS® brand outlet store in Oslo, Norway and our online ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The information contained, or that can be accessed through these websites is not incorporated by reference in this Annual Report. The Corporate and other segment is comprised of revenue from trademark licensing agreements and overhead expenses from corporate operations, which include the executive, finance, legal, information technology, human resources and design and production functions. For more information about our reportable segments, including in connection with our accounting treatment following the RG Merger, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Reportable Segments.”

For a breakdown of revenues and gross profits by reportable segment for the last three fiscal years, see “Results of Operations” under “Comparison of Year Ended December 31, 2016 to the Year Ended December 31, 2015” and “Comparison of Year Ended December 31, 2015 to the Year Ended December 31, 2014” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Product Design, Development and Sourcing

For all of our brands, our product development is managed internally by key designers for each brand. The key designers lead the respective design teams responsible for the creation, development and coordination of the product group offerings. We typically develop four collections per year for (i) spring, (ii) summer, (iii) fall/back‑to‑school, and (iv) winter/holiday (in the case of Hudson®) or resort/cruise (in the case of Robert Graham®), with certain core basic styles offered throughout the year. The key designers are an instrumental part of our design process. The loss of any key designer would not change any rights we have to the designs or intellectual property. We believe that if any key design services terminate, we would be able to find alternative sources for the development and design of the brands product, as applicable.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors, many of whom are located outside of the United States. For fiscal 2016, substantially all of the total revenue for our brands was attributable to manufacturing contractors located outside of the United States, with approximately 28 percent of purchases attributable to manufacturing contractors located in Mexico and approximately 39 percent of purchases attributable to manufacturing contractors located in Asia, including India. Three of our manufacturing contractors represented approximately 50 percent of our total purchases of our products for fiscal 2016. We do not have a long‑term supply agreement with any of our third party manufactures or contractors, and we believe that there are available resources of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We control production schedules in order to ensure quality and timely deliveries and conduct all aspects of inventory, warehousing, picking and packing services internally. See “Part I, Item 1A. Risk Factors—Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business,” “Risk Factors—Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications or if we need to replace manufacturers” and “Risk Factors—Problems with the third party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.”

For our brands, we source fabrics and trims, but primarily have the factories that produce the final product purchase the raw materials. We do not enter into any long term agreements with our suppliers, nor are we substantially dependent on any one of them. We have not experienced any material shortage of raw material to meet our needs. We continue to explore alternate inventory production strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for the growth of our brands. See “Part I, Item 1A. Risk Factors—Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.” and “Risk Factors—We are dependent on our relationships with our vendors.”

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

We generally purchase our products in United States dollars. However, because we use some overseas or non‑United States suppliers, the cost of these products may be affected by changes in the value of the relevant currencies. Certain of our apparel purchases in the international markets will be subject to the risks associated with the importation of these types of products. See “Business—Import and Export Restrictions and Other Governmental Regulations.”

While we attempt to mitigate our exposure to manufacturing risks, the use of independent suppliers reduces our control over production and delivery and exposes us to customary risks associated with sourcing products from independent suppliers. Transactions with foreign manufacturers and suppliers are subject to the typical risks of doing business abroad, generally, such as the cost of transportation and the imposition of import duties and restrictions. The countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. See “Business—Import and Export Restrictions and Other Governmental Regulations.” Furthermore, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices. Due to the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers require shipments of products from us are critical, as styles and consumer tastes change so rapidly and particularly from one season to the next. Because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third‑party manufacturers could be detrimental, not only to a particular order, but also to our future relationship with that particular customer.

We also require our independent manufacturers to operate in compliance with applicable laws and regulations; however, we have no control over the ultimate actions of our independent manufacturers. Despite our lack of control, we have internal operating guidelines to promote ethical business practices and our employees periodically visit and monitor the operations of our independent manufacturers. See “Part I, Item 1A. Risk Factors—If an independent manufacturer of ours fails to use acceptable labor practices, our business could suffer.”

Trademarks and License Agreements

We own a variety of pending applications and registrations throughout the world for a variety of trademarks and service marks, in addition to the common law rights associated therewith for our various brands.

For our Hudson® brand, trademarks include the “Hudson” word mark and “Hudson” logo and “Let Yourself Go” as applied to apparel, as well as for online retail store services for such goods.

As of March 29, 2017, we own three United States registered trademarks and have two pending U.S. trademark applications in connection with our Hudson® brand. As of March 29, 2017, we also owned a variety of registrations and pending applications for the above‑referenced marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, 13 registrations have been issued in jurisdictions such as Australia, Canada, the European Community which comprises 28 member countries, Hong Kong, Japan, Macao, South Korea, New Zealand and Taiwan.

For our Robert Graham® brand, trademarks include the “Robert Graham” word mark and “Robert Graham” logo. As of March 29, 2017, we own 13 United States registered trademarks and have five pending United States trademark applications in connection with our Robert Graham® brand. As of March 29, 2017, we also owned a variety of registrations and pending applications for the above‑referenced marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, 52 registrations have been issued in jurisdictions such as Australia, Bangladesh, Canada, China, Egypt, the European Community which comprises 28 member countries, Hong Kong, Iceland, India, Israel, Japan, Mexico, Morocco, Norway, Panama, Peru, Korea, Russia, Switzerland, Taiwan, the United Arab Emirates and Vietnam.

For our SWIMS® brand, trademarks include the “SWIMS” logo and shoe designs. As of March 29, 2017, we own one United States registered trademark and have three pending United States trademark applications in connection with our SWIMS® brand. As of March 29, 2017, we also owned a variety of registered marks and had pending applications for marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, 49 registrations are pending or have been issued in jurisdictions such as Australia, Bahrain, Brazil, Canada, Switzerland, China, Colombia, Costa Rica, Ecuador, Egypt, the European Union, Hong Kong, Israel, Jordan, Japan, South Korea, Kuwait, Lebanon, Mexico, Norway, Panama, Peru, Qatar, Russian Federation, Saudi Arabia, Singapore, Turkey, United Arab Emirates and Venezuela.

We also selectively license our brands for certain product categories or for retail stores in foreign jurisdictions. Licensing product categories broadens and enhances the products available under the brand name. In addition, by licensing certain product categories, we receive royalty payments on net sales or purchases of products for sale at the retail stores without incurring significant capital investments or incremental operating expenses. There are certain minimum net sales that the licensees are required to meet, and the agreements generally have renewal rights. As of March 29, 2017, we had one active license agreement for Hudson® and nine for Robert Graham®. Our licensing arrangement for our Hudson® brand is for children’s apparel. For our Robert Graham® brand, our licensing arrangements are for men’s dress shirts, neckwear, tailored clothing, hosiery, leather goods (including bags, belts and small leathers), sun and optical eyewear, headwear, jewelry, footwear, underwear and loungewear and fragrances. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas.

See “Part I, Item 1A. Risk Factors—Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties who may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or business.”

Sales, Distribution and Outsourcing Agreements

Wholesale

Domestically, we sell all of our brands’ products through our own showrooms, as well as through independent sales representatives who may have their own showrooms. Our showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from retailers and other specialty store buyers.

We also sell our products internationally through distributors in various countries that are managed by us and through licensed stores. As we develop the internal structure to support our international business, we continue to evaluate our options and review relationships in the marketplace to create a strategy to improve and grow international sales.

Consumer Direct

We also sell our products to consumers through our 30 Robert Graham® brand full-price retail stores and outlet stores, our Robert Graham® catalogs, our SWIMS® brand outlet store in Oslo, Norway and our online ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com.

Advertising, Marketing and Promotion

At all of our brands, we utilize highly effective marketing tools through our website, mobile application, email campaigns, affiliates and social media. We refresh our marketing daily to effect the most cutting edge changes in fashion and culture. We rely on these features, as well as the brand recognition criteria by our direct marketing activity, to draw customers to our omni-channel partners.

In addition, for our Hudson® brand, we utilize advertising campaigns including strategic placement of advertising in areas of high concentration of consumer traffic through billboard advertisements in Los Angeles, California and New York City, print ads in magazines and on specialty online websites. We generally locate short‑term billboard advertising space in various locations in and around New York City and Los Angeles. In addition, we utilize public relations firms to strategically place our products in magazines, editorials and with stylists. We also have internal visual merchandisers who work with our customers to create the presentation of our products in their stores to enhance sales. For example, many of our customers’ stores have denim focus areas located within a department that are dedicated to selling and showcasing our merchandise on a year‑round basis.

In addition, for our Robert Graham® brand, our advertising is focused on areas of high traffic around our stand‑alone retail locations through short term billboard advertisements, center publications, in‑center advertising stands, hotels, restaurants and websites that cater to the local marketplace for the purpose of increasing traffic into our stores and to our ecommerce website. Robert Graham also circulates approximately 775,000 catalogs mailed directly to customers’ and prospective customers’ homes. We work with fashion stylists and celebrity agents to strategically place our products on celebrities for broadcast or within print publications. We also merchandise our windows and in-store displays to tell thematic stories, depending on the time of year. We also partner with our retailer customers through cooperative advertising programs to promote the brand, where we share the cost of advertising space with our customers. Lastly, we forge brand partnerships with like‑minded audiences to serve our product to them, such as Barrett-Jackson, the car auction company.

For our SWIMS® brand, we engage with our customers in the U.S. and Norwegian direct markets via primary digital media channels, including Facebook and Instagram.  In addition, we utilize public relations firms to strategically place our products in magazines and editorials and with stylists.

Store Operations

We have organized our retail store operations into geographic areas or districts that each have a district manager. District managers are responsible for several stores and monitor and supervise individual store managers. Each store manager is responsible for overseeing the daily operations of one of our stores. In addition to a store manager, the staff of a typical store includes a combination of some or all of the following positions: an assistant store manager and full and part-time sales associates.

               An essential requirement for the success of our stores is our ability to attract, train and retain talented, highly motivated area managers, store managers and other key employees. In addition to management training programs for both newly hired and existing employees, we have a number of retention programs that offer qualitative and quantitative performance-based incentives to district-level managers, store managers and full-time sales associates.

Company Operations

Distribution

We utilize approximately 68,000 square feet and 27,000 square feet at two third party logistics facilities in New Jersey and California, respectively, to distribute merchandise to our domestic customers. Operations at these facilities include direct to consumer and wholesale fulfillment services, including inventory warehousing, receiving and customer shipping. Ecommerce fulfillment at our California facility was previously serviced by a separate ecommerce third party provider until March 2017.

We utilize two third party logistics companies in Canada and Germany to support distribution to approximately half of our international customers. Operations at these facilities include wholesale fulfillment services, including inventory warehousing, receiving and customer shipping.

We also lease approximately 11,000 square feet and 26,000 square feet of space in two fulfillment and distribution facilities in China and Sweden, respectively. Operations at these facilities support distribution to the remaining half of our international customers and includes direct to consumer wholesale fulfillment services, including inventory warehousing, receiving and customer shipping.

Information Systems

We recognize the need for high-quality information in order to manage merchandise planning, buying, inventory management and control functions. Robert Graham has invested in a retail software package that meets its processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home office. Our ecommerce channel, which includes our websites, maintains separate software systems that manage the merchandise and customer information for customer contact and fulfillment functions. In March 2017, we moved our Hudson website to a new platform which is expected to help us better manage and grow their ecommerce business. Our Wholesale segment uses a separately appropriate software system for customer service, order entry, production planning and inventory management.

Customers

Our products are sold to consumers through high‑end department stores and boutiques located throughout the world, as well as, for Robert Graham through its catalog, website and its stores; for Hudson its website; and for SWIMS, its store and website.

For our Hudson® brand, we currently sell to domestic department stores such as Nordstrom, Neiman Marcus, Saks Fifth Avenue, Von Maur, Lord & Taylor, Macy’s Inc. (which includes Bloomingdale’s and Macy’s), Dillard’s and Belk stores and approximately 1,000 better specialty retailers, which include American Rag, Revolve Clothing, Shopbop and Amazon in the United States. We sell internationally to distributors and our products can be found in major retailers in countries such as France, Japan, Italy, Germany, Russia, Spain, Sweden and Turkey. In addition, we also sell prior season or excess merchandise to off‑price retailers.

For our Robert Graham® brand, we currently sell to approximately 800 “doors” through domestic department stores including Bloomingdale’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur and specialty retailers, which include, Amazon, DXL/Rochester Big & Tall, Patrick James and The Club in the United States. We sell internationally to a distributor in Canada and our products can be found in better major retailers. In addition, we sell prior season or excess merchandise to off‑price retailers.

For our SWIMS® brand, we currently sell to domestic department stores such as Bloomingdale’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, and approximately 300 better specialty retailers, which include Sid Mashburn, St. Bernard’s Sports, Sunbarth, Onward Reserve, The Breakers, and The Sole Man in the United States. We sell internationally directly in the Canadian and Norwegian market and through distributors and agents in countries such as

UK, France, Italy, Germany, Spain, UAE and Saudi Arabia. In addition, we also sell prior season or excess merchandise to off‑price retailers.

The Hudson® website, www.hudsonjeans.com, the Robert Graham® website, www.robertgraham.us, and the SWIMS® website, www.swims.com, are currently key areas of brand growth and also promote and advance the image of the Hudson®, Robert Graham®, and SWIMS® brands. The sites allow customers to review and purchase online the latest collection of lifestyle fashion. We currently use both online and print advertising to create and reinforce brand awareness.

We do not enter into long‑term agreements with any of our customers. Instead, we receive individual purchase order commitments. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, to change their manner of doing business with us, to cancel orders previously placed in advance of shipment dates or a decision to cease carrying our products could have a material adverse effect on our financial condition and results of operations. See “Part I, Item 1A. Risk Factors—A substantial portion of our net sales and gross profit is derived from a small number of large customers, and the loss of any of these large customers could have a material adverse effect on our financial condition and results of operations.”

For fiscal 2016, the ten largest customers and customer groups for our business, in the aggregate, accounted for approximately 48 percent of our net sales. We believe that we would be able to find alternative customers or increase sales to our existing customer base to purchase our products in the event of the loss of any of these existing customers. During fiscal 2016, our largest customer, Nordstrom Inc., represented the only customer that was over 10 percent of our net sales.

Seasonality of Business and Working Capital

Products are designed and marketed primarily for the following principal selling seasons: spring, summer, fall/back‑to‑school, winter/holiday and resort/cruise. Typically we have, approximately, a 12 to 14 week turnaround time between the time we book an order at a show and when we ship it. Our primary booking periods for the retail sales seasons are as follows:

Hudson®

Retail Sales Season	Primary Booking Period
Spring	September ‑ November
Summer	November ‑ March
Fall/Back‑to‑School	February ‑ May
Winter/Holiday	June ‑ August

Robert Graham®

Retail Sales Season	Primary Booking Period
Spring	July ‑ September
Summer	October ‑ December
Fall/Back‑to‑School	January ‑ March
Resort/Cruise	April ‑ June

SWIMS®

Retail Sales Season	Primary Booking Period
Spring/Summer	July ‑ September
Cruise	December - January
Fall/Winter	January ‑ March

We have historically experienced, and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months and during the Back-to-School and Holiday seasons. For fiscal 2016, we funded our liquidity needs through cash from operations and cash availability under our financing agreements. In fiscal 2017, we plan to continue to fund our liquidity needs through cash from operations and cash availability under our financing arrangements. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our financing agreements and our liquidity position.

Credit and Collection

We currently extend credit to a majority of our larger customers, who purchase our products from us at wholesale prices. Our decision to extend credit is based on factors such as credit approval by CIT under our factoring arrangements, past credit history, reputation of creditworthiness within our industry and timelines of payments made to us. We generally extend this credit without requiring collateral. A small percentage of our customers are required to pay by either cash before delivery, credit card or cash on delivery (“C.O.D.”), which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior payment history. For those customers to whom we extend credit, typical terms are net 30 to 60 days. Based on industry practices, financial awareness of the customers with whom we conduct business and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit. We are exposed to some collection risk for receivables which were factored with recourse where CIT did not accept the credit risk. However, the aggregate amount of exposure is generally low and, therefore, we believe that the credit risk associated with our extension of credit is minimal. Retail and ecommerce sales carry very little credit risk as payment is tendered at or before product is taken or delivered by/ to the customer.

Backlog

Although we may, at any given time, have significant business booked in advance of ship dates, customers’ purchase orders are typically filled and shipped within two to six weeks. As of December 31, 2016, we had future bookings of $38.9 million compared to $15.1 million as of December 31, 2015. Although 2016 information represents the operations of all three of our brands, comparative information for 2015 only represents the operations of our Robert Graham Business, as RG is deemed the accounting acquirer as a result of the RG Merger, which closed in January 2016. The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. Our Hudson® brand competes with other denim manufacturers such as AG, Paige Premium Denim, Rag and Bone, Seven for All Mankind, Citizens of Humanity, J Brand and True Religion and other larger competitors. Our Robert Graham® brand competes with other premium lifestyle brands such as Armani, Burberry, Hugo Boss, John Varvatos, Paul Smith, Peter Millar, Ralph Lauren, Ted Baker, Theory, Tommy Bahama, Zegna, and other larger competitors. Our SWIMS® brand competes primarily with premium footwear brands such as Cole Haan, Sperry, Sebago, & Tods and premium outerwear brands such as Canada Goose, Barbour, and Moncler. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers’ delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources, and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See “Part I, Item 1A. Risk Factors—We face intense competition in the denim and premium lifestyle apparel industries. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.”

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

Our import operations are subject to international trade agreements and regulations such as the North American Free Trade Agreement and other bilateral textile agreements between the United States and a number of foreign countries, including China, Hong Kong, India, Indonesia, Italy, Jordan, Korea, Morocco, Peru, Philippines, Portugal, Taiwan, Turkey and Vietnam. For the Hudson Business, some of these agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. For the Hudson Business, such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Some of our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. In addition, exports of our products to certain countries are subject to quotas, duties, tariffs or other restrictions that could result in increases in the cost of our products generally and might adversely affect our sales and profitability. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and Industry—Potential changes in international trade relations implemented by the new U.S presidential administration could have a material adverse effect on our business, cash flows and operating results” and “Part I, Item 1A. Risk Factors—Risks Related to our Business and Industry—Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business.”

Employees

As of March 29, 2017, we have 387 total employees, which includes 256 full‑time, 125 part‑time employees and 6 temporary employees. Of our total employees, approximately 36% work in our Wholesale segment, 54% work in our Direct to Consumer segment, and the remaining 10% work in our Corporate and other segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relationships with our employees are good.

Manufacturing and Distribution Relationships

Our products are manufactured by contractors primarily located in the United States, Mexico, Italy, Peru, and Asia, including Hong Kong, China, India, Jordan, and Vietnam. Our products are distributed out of Los Angeles, New York, Norway, or directly from the factory to the customer. The following table represents the percentage of products manufactured in the various countries or on the geographic continent as a percentage of all products manufactured during the fiscal year.

	2016	2015
United States	30%	—%
Mexico	28%	—%
Europe	1%	—%
Asia	39%	95%
Other	2%	5%
	100%	100%

Available Information

Our primary corporate website address is www.differentialbrandsgroup.com. We make available on or through our website, without charge, our Annual Report, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Additionally, we routinely post additional important information including press releases, investor presentations and notices of upcoming events, under the “Investor Relations” section of our website and we recognize our website as a channel of distribution to reach public investors and as a means of disclosing material non‑public information for complying with disclosure obligations under SEC Regulation FD. Investors may be notified of postings to the website by signing up for email alerts. Although we maintain a website at www.differentialbrandsgroup.com, the information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1‑800‑SEC‑0330.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of March 29, 2017:

Executive Officers

Name	Age	Position
Michael Buckley	53	Chief Executive Officer and Director of the Company (Principal Executive Officer)
Bob Ross	48	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Peter Kim	46	Chief Executive Officer of Hudson subsidiary

Michael Buckley has served as Chief Executive Officer and a member of our Board of Directors since January 2016. Prior to the RG Merger, Mr. Buckley served as Chief Executive Officer of Robert Graham since June 2011. From 2006 to 2010, Mr. Buckley served as the President of True Religion Apparel Inc. From 2001 to 2005, Mr. Buckley served as President and Chief Executive of North American operations for the Ben Sherman Group. From 1996 to 2001, Mr. Buckley served as Vice President of Diesel USA, a retail apparel company, where he oversaw all U.S.‑based retail and financial operations of Diesel® Jeans U.S.A.

Bob Ross has served as our Chief Financial Officer since January 2017.  From October 2013 until October 2016, Mr. Ross served as Chief Financial Officer of Nasty Gal, Inc.  From April 2010 to January 2013, Mr. Ross served as Chief Financial Officer at Ideeli Inc. From October 1997 to December 2009, Mr. Ross held various financial and operational executive roles at Urban Outfitters.

Peter Kim has served as the Chief Executive Officer of our Hudson subsidiary since its acquisition by us in September 2013. Mr. Kim founded Hudson and has been Chief Executive Officer and a member of its board of directors since 2002.

Board of Directors

For more information on our board of directors, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 1A.    RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward‑looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward‑looking statements are made in this Annual Report.

Risks Related to our Business and Industry

We face intense competition in the denim and premium lifestyle apparel industries. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.

We face a variety of competitive challenges from other domestic and foreign fashion‑oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. Our Hudson® brand competes with other denim manufacturers such as AG, Paige Premium Denim, Rag and Bone, Seven for All Mankind, Citizens of Humanity, J Brand and True Religion and other larger competitors. Our Robert Graham® brand competes with other premium lifestyle brands such as Armani, Burberry, Hugo Boss, John Varvatos, Paul Smith, Peter Millar, Ralph Lauren, Ted Baker, Theory, Tommy Bahama, Zegna and other larger competitors. Our SWIMS® brand competes primarily with premium footwear brands such as Cole Haan, Sperry, Sebago, & Tods and premium outerwear brands such as Canada Goose, Barbour, and Moncler. We compete primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner,
•	maintaining favorable brand recognition,
•	developing innovative, high‑quality products in sizes, colors and styles that appeal to consumers,
•	appropriately pricing products,
•	providing strong and effective marketing support,
•	creating an acceptable value proposition for retail customers,
•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers, and
•	obtaining sufficient retail floor space and effective presentation of our products at retail.

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

Maintaining and enhancing our brands is critical to maintaining and expanding our customer base, and requires us to make substantial investments in areas such as visual merchandising, marketing and advertising, employee training and store operations. We anticipate that, as our business expands into new markets and new product classifications and further penetrates existing markets, and as the markets in which we operate become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Certain of our competitors in the apparel industry have faced adverse publicity surrounding the quality, attributes and performance of their products. Our brand may similarly be adversely affected if our public image or reputation is tarnished by failing to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Maintaining and enhancing our brand will depend largely on our ability to be a leader in the contemporary apparel industry and to continue to provide high quality products. If we are unable to maintain or enhance our brand image, our results of operations may suffer and our business may be harmed.

We have a significant amount of indebtedness, which could adversely affect our financial performance and impact our ability to service our indebtedness.

After giving effect to the RG Merger and related Merger Transactions, the acquisition of SWIMS, and the incurrence of indebtedness in connection therewith, we have approximately $87.0 million in indebtedness, including $61.2 million of indebtedness under the New Credit Agreements and $25.8 million of indebtedness under the Modified Convertible Notes and SWIMS Convertible Notes.

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

Our success will further depend on implementing a shift in Hudson’s denim production from primarily domestic production to foreign production and customer reception to Hudson producing non‑United States denim products.

The Hudson® brand has historically produced substantially all of its denim apparel in Los Angeles, California. Our ability to improve operational efficiencies and profitability will depend in part upon the successful implementation of shifting all or substantially all of Hudson’s® denim production to Mexico, Turkey and other foreign countries to achieve better production costs and margin improvement. There are risks and uncertainties when undertaking large‑scale changes in denim production and sourcing, particularly in a foreign country. In addition, Hudson® has a loyal customer following of its U.S. produced denim products.  There can be no assurances that such a large‑scale move of production will not affect the fit, quality or construction or timely deliveries to retailers of our Hudson® branded denim or that we may experience negative reaction from the Hudson® customer base and negative reception for denim not produced in the United States.

Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business.

We primarily source our products from independent manufacturing contractors, which create, sell or procure our products for us. A manufacturing contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us.

Additionally, as a result of the magnitude of our foreign sourcing, our business is subject to certain risks, including:

•

political and economic instability in countries or regions, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods;

•	labor union strikes at ports through which our products enter the United States;
•	labor shortages in countries where contractors and suppliers are located;
•	a significant decrease in availability or an increase in the cost of raw materials;
•	changes in tariffs, quotas, duties, taxes, charges on imports, fund transfers and other regulations imposed by foreign countries or by the United States;
•	disease epidemics and health‑related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;
•	the migration and development of manufacturing contractors, which could affect where our products are or planned to be produced;
•	increases in the costs of fuel, travel and transportation;

•

reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign‑ made product; and

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

We do not have written agreements with any of our third‑party manufacturing contractors. As a result, any single manufacturing contractor could unilaterally terminate its relationship with us at any time. Supply disruptions from any of our third‑party manufacturing contractors could have a material adverse effect on our ability to meet customer demands, if we are unable to source suitable replacement materials in a timely manner, at acceptable prices or at all. Our inability to promptly replace manufacturing contractors that terminate their relationships with us or cease to provide high quality products in a timely and cost‑efficient manner could have a material adverse effect on our business, financial condition and operating results.

Potential changes in international trade relations implemented by the new U.S presidential administration could have a material adverse effect on our business, cash flows and operating results.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors, many of whom are located outside of the United States, such as Mexico, Italy, Peru, and Asia, including Hong Kong, China, India, Jordan, and Vietnam.  For fiscal 2016, approximately 70 percent of total purchases for our brands was attributable to manufacturing contractors located outside of the United States, with approximately 28 percent of purchases attributable to manufacturing contractors located in Mexico and approximately 39 percent of purchases attributable to manufacturing contractors located in Asia, including India.

Due to these high levels of foreign sourcing, our import operations are subject to international trade regulations, including import charges, and free trade agreements such as the North American Free Trade Agreement (“NAFTA”) and other bilateral textile agreements among the United States and its trading partners, including China. U.S. President Donald J. Trump, certain members of Congress and other U.S. officials have indicated that they may advocate and/or enact key policy shifts in diplomatic and commercial relations among the United States and other countries where our manufacturing contractors are found. These include the renegotiation of proposed and existing trade agreements like NAFTA, the implementation of border taxes or other measures affecting the level of U.S.-Mexican trade, a reduction in trade with China, the raising of tariffs on Chinese imports and a reversal of the long-standing position that Taiwan is part of “one China.”

It remains unclear what President Trump’s administration may do with respect to these trade agreements and other restrictive measures, and we cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or other countries upon the import or export of our products in the future.  If the United States were to withdraw from or materially modify NAFTA, or other international trade agreements to which it is a party, or if tariffs or other import charges were raised on foreign-sourced goods that we sell, it could substantially affect our ability to source goods at commercially attractive prices, thus having a material adverse effect on our business and results of operations. Increased restrictions on fund transfers to or from foreign countries and quotas imposed by bilateral textile agreements between the United States and foreign countries could also hurt the economic viability of our foreign sourcing or cause our foreign counterparties to terminate their relationships with us, thus increasing our cost of goods sold or exposing us to additional capital expenses if we must find replacement manufacturing contractors or repatriate certain production to the United States. Changes in regulatory or geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

Problems with the third party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.

The Hudson®, Robert Graham®, and SWIMS® brands rely on distribution facilities operated by third parties. Our ability to meet the needs of our wholesale partners and our own retail stores depends on the proper operation of these distribution facilities. These third parties will continue to provide distribution services, until we elect to terminate such services. There can be no assurance that we will be able to enter into other contracts for alternate or replacement distribution centers on acceptable terms or at all. Such an event could disrupt our operations. In addition, because substantially all of our Hudson® brand products are distributed from one location and our Robert Graham® brand products are distributed from a limited number of locations, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facilities. We maintain business interruption insurance; however, this coverage may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with constantly changing fashion trends, including consumer response to and demand for our products. If we are unable to adapt to changing fashion trends as to our existing or new products, our business and financial condition could be adversely affected.

Our success depends on our ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner, both as to existing products and as to other product classifications we may initiate. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect the acceptance of our existing or new products and leave us with a substantial amount of unsold inventory or missed opportunities in the marketplace. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow‑moving inventory, which may negatively affect our ability to achieve profitability. At the same time, a focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and may cause us to lose sales.

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

We are subject to risks associated with leasing retail space, are generally subject to long‑term non‑cancelable leases and are required to make substantial lease payments under our operating leases, and any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our retail stores, but instead lease all of our retail stores under retail store leases and are subject to all of the risks associated with leasing real estate. Our leases generally have terms of 10 years with no option to renew. The leases are generally terminable after three to five years, and all leases have restrictions in connection with assigning or subletting them. All of our leases require a fixed annual rent, and most require the payment of additional “percentage” rent if store sales exceed a negotiated amount. Most of the retail store leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Additionally, certain of the leases may allow the lessor to terminate the lease or not renew if we do not achieve a specified gross sales threshold in a particular year. We cannot assure you that we will achieve any of these thresholds. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

Additional sites that we lease are likely to be subject to similar long‑term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

Our ability to attract customers to our stores depends heavily on successfully placing our stores in suitable locations and any impairment of a store location, including any decrease in customer traffic, could cause our sales to be less than expected.

Our approach to identifying locations for our retail stores typically favors street and mall locations near premium and contemporary retailers that we believe are consistent with our key customers’ demographics and shopping preferences. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Changes in areas around our existing retail locations that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected and the related leases are generally non‑cancelable. Store locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

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

As of March 29, 2017, we had 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and one SWIMS® brand outlet store. Lack of availability, of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. There can be no assurance that we will open new stores in fiscal 2017 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

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

Uncertain economic conditions in the United States and other parts of the world can affect consumer confidence and consumer spending patterns and our business could be negatively impacted by the financial health of our retail customers.

The economy in the United States and abroad continues to be in the midst of uncertainty. The apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact our business overall, the carrying value of our tangible and intangible assets, sales, gross margins and profitability.

Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high‑fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industry, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales.

In addition, we sell our products primarily to retail and distribution companies around the world based on pre‑qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables. We are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay to us their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers. In particular, because of the concentration of our customer and customer groups, our results of operations could be adversely affected if any one of these customers fails to satisfy its payment obligations to us when due.

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

Our business is substantially dependent on its 10 largest customers and customer groups, which accounted for approximately 48 percent and 34 percent of net sales during fiscal 2016 and 2015, respectively. The largest customer for our business, Nordstrom, Inc., accounted for 18 percent and 11 percent of our net sales in fiscal 2016 and 2015, respectively. Although 2016 information represents the operations of all three of our brands, comparative information for 2015 only represents the operations of our Robert Graham Business, as RG is deemed the accounting acquirer as a result of the RG Merger, which closed in January 2016.  We do not enter into any type of long‑term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. Although we reasonably believe that we would be able to find alternative customers or increase sales to our existing customer base to purchase our products in the event of the loss of any of these existing customers, the loss of a customer could have a material adverse effect on our business. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, to change their manner of doing business with us, to cancel orders previously placed in advance of shipment dates or a decision to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

Our plans to improve and expand our product offerings may not be successful, and the implementation of these plans may divert our operational, managerial and administrative resources, which could harm our competitive position and reduce our net revenue and profitability.

We plan to grow our business by increasing our core product offerings, which includes expanding our Hudson® brand, Robert Graham® brand, and SWIMS® brand product collection, including into new product classifications. We will continue to evaluate our plan to develop and introduce select new product categories and pursue select additional licensing opportunities in other categories.

If our expected product offerings fail to maintain and enhance our brand identity, our image may be diminished or diluted. The expansion into new products and classifications may require the establishment of new sourcing relationships, increasing our sourcing risk. See “Risk Factors—Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business.” As we expand our licensing activities, we increase risks associated with having a limited ability to conduct comprehensive final quality checks on merchandise, which could affect product quality.

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

We license our Hudson® to third parties for manufacturing, marketing and distribution of children’s products. Additionally, we license trademarks associated with our Robert Graham® brand to third parties for manufacturing, marketing and distribution of apparel and accessories. We believe that licensing our brands for certain product categories will broaden and enhance the products available under these brand names.

Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control. We have entered into one license agreement for our Hudson® brand in the children’s category. We have entered into certain license agreements for our Robert Graham® brand in the following categories: men’s dress shirts, neckwear, tailored clothing, hosiery, leather goods (including bags and belts and small leathers), sun and optical eyewear, headwear, jewelry, footwear, underwear and loungewear and fragrances. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas.

Although we have taken and will continue to take steps to select potential licensing partners carefully and to monitor the activities of our licensing partners (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products. In addition, the risks applicable to the business of our licensing partners may be different than the risks applicable to our business, including risks associated with each such partner’s ability to:

•	obtain capital;
•	exercise operational and financial control over its business;
•	manage its labor relations;
•	maintain relationships with suppliers;
•	manage its credit and bankruptcy risks; and
•	maintain customer relationships.

Any of the foregoing risks, or the inability of any of our licensing partners to successfully market our products or otherwise conduct the licensing partners’ business, may result in loss of revenue and competitive harm to our operations and reputation in regions or product categories where we have entered into such licensing arrangements.

If we are unable to accurately forecast customer demand for our products, our manufacturers may not be able to deliver products to meet our requirements, and this could result in delays in the shipment of products to our stores and to wholesale customers.

We stock our stores, and provide inventory to our wholesale customers, based on our wholesale customers’ estimates of future demand for particular products. Our inventory management and production planning team determines the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. However, if our inventory and planning team fails to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. There can be no assurance that we will be able to successfully manage our inventory or production at a level appropriate for future customer demand.

Factors that could affect our inventory management and production planning team’s ability to accurately forecast customer demand for our products include:

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

If we were to experience rapid growth, we may place insufficient levels of desirable product with our wholesale customers and in our retail locations such that we would be unable to fully satisfy customer demand at those locations. We cannot guarantee that we will be able to match supply with demand in all cases in the future, whether as a result of our inability to produce sufficient levels of desirable product or our failure to forecast demand accurately. As a result of these inabilities or failures, we may encounter difficulties in filling customer orders or in liquidating excess inventory at discount prices and may experience significant write‑offs. Additionally, if we over‑produce a product based on an aggressive forecast of demand, retailers may not be able to sell the product and cancel future orders or require returns or markdown allowances. These outcomes could have a material adverse effect on our brand image and adversely impact sales, gross margins and profitability.

If we are unable to manage our operations at our current size or are unable to manage any future growth effectively, our business results and financial performance may suffer.

We have made and are making investments to support our near and longer‑term growth. If our operations continue to grow over the longer term, of which there can be no assurance, we will be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. The integration of our Hudson Business, our Robert Graham Business, and our SWIMS Business could strain our existing resources. As a result, we could experience operating difficulties, including obtaining sufficient raw materials at acceptable prices, securing manufacturing capacity to produce our products and experiencing delays in production and shipments. These difficulties would likely lead to a decrease in net revenue, income from operations and the price of our common stock, and such decreases could be significant.

Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications or if we need to replace manufacturers.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long‑term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively. The inability of a certain manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. Because of the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers need and require shipments of products from us are critical, as styles and consumer tastes change so rapidly in the apparel and fashion business, particularly from one season to the next. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third‑party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

We compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third‑party manufacturing capacity. We cannot provide assurance that this additional capacity will be available when required on terms that are acceptable to us or similar to any existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint.

If an independent manufacturer of ours fails to use acceptable labor practices, our business could suffer.

While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers. Despite our lack of control, we have internal and vendor operating guidelines to promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers. We also use the services of a third party independent labor consulting service to conduct on site audits where required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations. The violation of labor or other laws by one of our independent manufacturers or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. In particular, the laws governing garment manufacturers in the State of California impose joint liability upon us and our independent manufacturers for the labor practices of those independent manufacturers. As a result, should one of our independent manufacturers be found in violation of California labor laws, we could suffer adverse financial or other unforeseen adverse consequences.

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

Our products are sometimes the target of counterfeiters. As a result, there are often products that are imitations or “knock‑offs” of our products that can be found in the marketplace or consumers can find products that are confusingly similar to ours. We intend to continue to vigorously defend our trademarks and products bearing our trademarks, however, we cannot assure you that our efforts will be adequate to prosecute and block all sales of infringing products from the marketplace.

Any potential future acquisitions, strategic investments or mergers may subject us to significant risks, any of which may harm our business and may lead to substantial dilution or negative effects on the market price of our common stock.

Our strategy includes identifying and acquiring, investing in or merging with suitable candidates on acceptable terms in order to grow or complement our business. Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;
•	possible material weaknesses in internal controls over financial reporting;
•	increased expenses including legal, administrative and compensation expenses related to newly hired employees;
•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us;
•	potential exposure to material liabilities not discovered in the due diligence process, including cyber security risks;
•	potential adverse effects on our reported operating results due to possible write‑down of goodwill and other intangible assets associated with acquisitions;
•	acquisition financing may not be available on reasonable terms or at all; and
•	any acquired business, technology, service or product may significantly under‑perform relative to our expectations, and we may not achieve the benefits we expect from the acquisition.

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

Because we are highly levered, we expect that we may need to issue additional equity to support our growth; however, we may not be eligible to use a Form S‑3, therefore, the process of raising capital to support our growth may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S‑3. Moreover, the addition of a substantial number of shares of our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock and would dilute the ownership of our then existing stockholders.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales typically occurs from late spring through the early fall, which coincides with our third and fourth fiscal quarters. This requires us to build‑up inventories during our first and second fiscal quarters when our cash flow is weakest. Cash flow is typically strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop‑off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future.

Computer system disruption and cyber security threats, including a privacy or data security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business. We may also incur an increase in costs in an effort to minimize those risks.

We depend on technology systems and networks for a significant portion of our direct-to-consumer sales, including sales of our Hudson®, Robert Graham® and SWIMS® products via ecommerce channels, retail business credit and debit card transaction authorizations and processing at our Robert Graham® and SWIMS® stores, and repeat customer sales via our online Collector’s Club Loyalty Program. Information technology systems are integral to other aspects of other business, such as corporate email communications to and from employees, customers and retail stores, the design, manufacture and distribution of our apparel products, digital marketing efforts, collection and retention of customer data and employee information, and our interaction with the public in the social media space. Given the nature of our ecommerce presence and digital strategy, it is imperative that we and our ecommerce partners maintain uninterrupted operation of our computer hardware, software systems, customer marketing databases, and email server.

The retail industry, in particular, has been the target of many recent cyber-attacks, and a security breach could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We have confidential security measures in place to protect both our physical facilities and digital systems from attacks. However, we may not have the resources or technical sophistication to anticipate or prevent rapidly‑ evolving types of cyber‑attacks. Additionally, although many of our third-party service providers use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs to deploy additional personnel and protection technologies, train employees, and engage third‑party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non‑technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

While we have remediated the previously-identified material weaknesses in our internal control over financial reporting, our business and the value of our common stock could suffer from lasting negative perceptions caused by, or liability arising from, our initial identification of such material weaknesses and the restatement of our first quarter 2016 financial statements, and we may identify other material weaknesses in the future.

As previously disclosed, on August 10, 2016, our Board, in consultation with management, concluded that our unaudited condensed consolidated financial statements, financial data and related disclosures for the quarterly period ended March 31, 2016 (the “Q1 2016 Financial Statements”) should no longer be relied upon due to various errors identified therein and required restatement. On August 16, 2016, we filed our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2016 containing amended and restated Q1 2016 Financial Statements.  Furthermore, as first disclosed in that report and in our subsequent Quarterly Reports on Form 10-Q, because our internal control failed to address errors in the Q1 2016 Financial Statements, our management identified two material weaknesses in our internal control over financial reporting, and concluded our disclosure controls and procedures were not effective, as of March 31, 2016, June 30, 2016 and September 30, 2016.

Since our management first concluded that there were material weaknesses in our internal control over financial reporting, we have taken certain measures to improve our controls and as of December 31, 2016, the material weaknesses have been remediated. These remediation steps have also become regular aspects of our internal control over financial reporting and disclosure controls. Additionally, our management has concluded that as of December 31, 2016, our disclosure controls and procedures and our internal control over financial reporting were effective. For more information on our remediation efforts and these management determinations, see “Part II, Item 9A. Controls and Procedures.” We may also implement additional appropriate measures in the future.

Although we believe we have remediated the material weaknesses and our management has determined that our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2016, there can be no assurance that our controls will remain adequate or not suffer from other material weaknesses as conditions change or our compliance with policies and procedures evolves over time. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision-making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems and cost limitations. Moreover, our business and the trading price of our common stock could suffer from any lasting impact from the restatement of our Q1 2016 Financial Statements or identification of material weaknesses in the future. These could include regulatory inquiries, enforcement actions or litigation, decreased confidence from investors or difficulty in finding investors or financial institutions to assist us in raising capital.

Risks Related to our Recent Transactions

The RG Merger and related Merger Transactions may not achieve their intended results and could adversely affect our financial results.

We entered into various agreements in connection with the RG Merger with the expectation that the RG Merger and the related Merger Transactions would result in various benefits, including, among other things, cost savings, operating efficiencies, growth opportunities and the alleviation of certain issues related to our liquidity. Our ability to achieve the anticipated benefits of the RG Merger and the related Merger Transactions is subject to a number of uncertainties, including whether the Robert Graham Business is combined with Hudson Business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of revenues we expect to generate and diversion of management’s time and energy and could have an adverse effect on our business, financial results and future prospects.

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

We may be unable to integrate the Company, RG and the SWIMS Business successfully or realize the anticipated benefits of the RG Merger, the related Merger Transactions and the SWIMS acquisition and our future business and financial results may be negatively impacted.

We have incurred substantial expenses in connection with the RG Merger the related Merger Transactions and the integration of the Company and RG. We also have incurred expenses in connection with our acquisition of SWIMS in July 2016. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the RG Merger expects to achieve from the elimination of duplicative expenses and the realization of cost savings. These integration expenses likely will result in us taking significant charges against earnings, and the amount and timing of such charges are uncertain at present. There can be no assurance that the elimination of duplicative costs or the realization of any other efficiencies related to the RG Merger will allow us to offset transaction‑related costs in the near term or at all.

Our ability to operate profitably depends on our ability to implement our strategic plan with success, including our ability to successfully and efficiently integrate the businesses operations and personnel of the Company and RG. In order to achieve a successful integration, we must, among other things, retain and effectively manage employees. Our success is dependent on our ability to attract, retain and motivate qualified management, designers, administrative talent and sales associates to support existing operations and future growth. Competition for qualified talent in the apparel and fashion industry is intense, and we compete for these individuals with other companies that in many cases have greater financial and other resources. If we experience a large‑scale loss of employees as a result of the RG Merger, we may be unable to manage our business effectively and profitably, and our business and financial results could suffer. Even if integration is successful, the financial performance of our business may not be as expected and there can be no assurance we will realize the benefits that we expect to achieve. Failure to achieve the anticipated benefit could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

As a result of the RG Merger, we expect our business to expand, and our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the RG Merger.

Furthermore, SWIMS is located in Norway, a country in which we have no prior operating experience and we therefore may not be able to accurately predict the costs of, or anticipate and manage potential challenges in, sustaining and growing our operations in Norway and successfully integrating SWIMS with our existing operations. We cannot be certain that the SWIMS acquisition will produce desired levels of sales or profitability. If we invest substantial time and resources to establish and expand our Norwegian operations and are unable to do so successfully and in a timely manner, our business, financial condition and operating results may be materially and adversely affected.

To service our indebtedness incurred in connection with the RG Merger, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness incurred in connection with the RG Merger and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This ability, is to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors, that will be beyond our control.

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

We are bound by the New Credit Agreements. The New Credit Agreements include covenants that restrict our ability to do the following: incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay indebtedness and make capital expenditures. The New Credit Agreements also require us to comply with various financial maintenance covenants to be tested monthly and quarterly depending on the definitions. In addition, substantially all of our assets, including our trademarks, secure our obligations under the New Credit Agreements. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements and Other Financing Arrangements.”

The restrictive covenants contained in the New Credit Agreements and the degree to which we are leveraged following the RG Merger and related Merger Transactions could have important consequences to our shareholders, including, but not limited to, potentially:

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

•	restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures; and
•	making it more difficult for us to repay, refinance, or satisfy our obligations with respect to our debt.

In addition, any failure by us to comply with the various covenants could have material adverse consequences. Such noncompliance may result in our inability to borrow under the New Credit Agreements, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue any expansion plans. An event of default under the New Credit Agreements could also result in the acceleration of all of our indebtedness. If the financing under the New Credit Agreements or other material indebtedness becomes due and payable, we may be required to refinance, restructure, or otherwise amend some or all of such obligations, sell assets, or raise additional cash through the sale of our equity. We cannot make any assurances that we would be able to obtain such refinancing in a timely manner, on favorable terms or at all, or that such restructuring activities, sales of assets, or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. Additionally, upon the occurrence of an “event of default” under the New Credit Agreements, all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for our stockholders until the creditors receive their required payment.

Risks Related to our Common Stock

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

•	additions or departures of key personnel or members of our board of directors;
•	changes in governmental regulation applicable to us and our products; and
•	general conditions in the apparel industry.

In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $1.60 to $8.42. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

Ownership of our common stock is concentrated among affiliates of Tengram Capital Partners and certain other large holders, which substantially reduces the ability of other stockholders to influence management, including through the election of directors, and may result in decisions that do not always coincide with the interests of other stockholders.

As of March 29, 2017, the largest beneficial owners of our common stock—entities and individuals affiliated with TCP Denim, LLC and Tengram II (the “Tengram Affiliates”)—beneficially own in the aggregate 39.8% of our common stock and voting power. This includes, in addition to shares of common stock owned outright by various Tengram Affiliates, (i) shares of common stock issuable upon (a) conversion of the Series A Convertible Preferred Stock held by TCP Denim, LLC and (b) exercise of the SWIMS Warrant held by Tengram II and (ii) 4,500,000 shares of Series A-1 Convertible Preferred Stock issuable upon conversion of the SWIMS Convertible Note, which may then convert into shares of common stock. For more information, see “Part III, Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.” The holders of the Series A and Series A-1 Convertible Preferred Stock are entitled to vote, on an as-converted basis, on all matters presented to the common stockholders for approval, and will, for so long as the shares of preferred stock remain outstanding, have certain rights and privileges different from our common stockholders, such as the election of up to three directors to our board of directors. Additionally, our Amended and Restated Bylaws (the “Bylaws”) permit any action required or permitted to be taken by stockholders at a meeting to be effect by written consent, if the request is signed by record holders holding at least 20% of the voting power of our then-outstanding common stock entitled to vote on the matter.

Our largest shareholders, and particularly the Tengram Affiliates, are thus in a position to exert significant control over us and have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to exert significant control over our management and affairs. This concentration of beneficial ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

The market price of our common stock could be negatively affected by future sales of our common stock.

Sales by us or holders of a substantial percentage of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. If we or our existing stockholders, particularly our largest stockholders, our directors, their affiliates, or our executive officers, sell a substantial number of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that we or these stockholders might sell our common stock could also depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.

If we do not meet the expectations of equity research analysts, if they do not continue to publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our results of operations or financial condition are below the estimates or expectations of public market analysts and investors, our share price could decline. Moreover, the price of our common stock could decline if one or more securities analysts downgrade our common stock or if those analysts issue other unfavorable commentary or do not publish research or reports about us or our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal place of business is located in Commerce, Los Angeles County, California, where we have a lease that expires on August 31, 2017 for approximately 30,915 square feet of design and administrative offices at 1231 South Gerhart Avenue, Commerce, California. We expect to renew this lease and extend the expiration by at least two years beyond the current expiration date.

We operate retail store locations under operating lease agreements expiring on various dates through 2026, which are generally non‑cancelable. We do not maintain manufacturing facilities, and our products are otherwise sold in our own showrooms or in third-party showrooms, via distributors internationally or through the online ecommerce sites of our brands. For more information, see “Part I, Item 1. Business.”

As of March 29, 2017, we had 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores in the United States, and one SWIMS® brand outlet store in Oslo, Norway. Our retail square footage as of March 29, 2017 was approximately 50,718 gross square feet in the aggregate. Our retail stores range in size from 743 to 3,014 gross square feet with an average of 1,636 gross square feet. For more information on our operating leases, see “Part I, Item 1A. Risk Factors—We are subject to risks associated with leasing retail space, are generally subject to long term non cancelable leases and are required to make substantial lease payments under our operating leases. Any failure to make these lease payments when due would likely harm our business, profitability and results of operations” and “Notes to Consolidated Financial Statements—Note 17—Operating Leases.” All of our Joe’s® brand retail stores were closed as of February 29, 2016 and are reported in this Annual Report as discontinued operations.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

ITEM 3.      LEGAL PROCEEDINGS

(a) We are a party to lawsuits and other contingencies in the ordinary course of our business. We do not believe that we are currently a party to any material pending legal proceedings. Additionally, in the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending legal proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows. For more information, see “Notes to Consolidated Financial Statements—Note 17.”

(b)	None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common stock is currently traded under the symbol “DFBG” on The Nasdaq Capital Market maintained by NASDAQ. Effective January 28, 2016, we adopted our Eighth Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split of our issued and outstanding common stock. The primary purpose of the reverse stock split was to increase the per‑share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market. As of March 29, 2017, we had an aggregate of 13,297,688 shares of our common stock outstanding and the closing price on March 29, 2017 was $2.10. The following chart sets forth the high and low interday quotations for our common stock on The Nasdaq Capital Market for the periods indicated, as adjusted for the Reverse Stock Split. This information reflects inter‑dealer prices, without retail mark‑up, mark‑ down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

	High	Low
Fiscal 2016
Quarter ended March 31,	$8.00	$4.24
Quarter ended June 30,	$5.25	$2.95
Quarter ended September 30,	$7.92	$2.52
Quarter ended December 31,	$5.71	$2.35

Fiscal 2015
Quarter ended March 31,	$16.50	$3.00
Quarter ended June 30,	$7.50	$3.30
Quarter ended September 30,	$10.80	$4.80
Quarter ended December 31,	$11.10	$3.90

Holders

As of March 29, 2017, there were approximately 722 record holders of our common stock.

Dividends

We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors (the “Board” or the “Board of Directors”) will consider certain factors it may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

Equity Compensation Plan Information

See “Part III, Item 12—Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Stock Performance Graph

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Sales of Unregistered Equity Securities by the Issuer

There are no transactions that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

(b) Not applicable.

(c)	Purchases of Equity Securities by Issuer

We had no share repurchases during the fourth quarter of 2016.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

As we are a smaller reporting company, this discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended December 31, 2016 and 2015, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward‑looking. These statements contain a number of risks and uncertainties, as discussed under the heading “Forward‑Looking Statements” of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward‑looking statements. We do not undertake to publicly update these forward‑looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of RG, as contemplated by the RG Merger Agreement, by and among RG, RG Merger Sub and us, for an aggregate of $81.0 million in cash and 8,825,461 shares of our common stock (after giving effect to the Reverse Stock Split (as defined above and discussed below)). Pursuant to the RG Merger Agreement, among other things, our RG Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly-owned subsidiary. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical consolidated financial statements and elsewhere in this Annual Report prior to the RG Merger are those of RG and are recorded at the historical cost basis and reflect RG’s historical financial condition and results of operations for comparative purposes. For more information, see “Notes to Consolidated Financial Statements—Note 1—Business Description and Basis of Presentation.”

Until September 2015, we also had apparel products bearing the Joe’s® brand, a premium denim brand that was established in 2001. After the closing of the Joe’s Asset Sale on September 11, 2015, the Company retained and operated 32 Joe’s® brand retail stores, of which the Company transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed. The retail stores transferred or closed are reported as discontinued operations for all periods presented in this Annual Report.

In addition, we completed the acquisition of SWIMS on July 18, 2016 and the information presented includes the results of operations of SWIMS from that date through the end of our fiscal year of December 31, 2016, which was approximately five and a half months of operations, and its financial results are included in each of the three reportable segments in a manner consistent with our reporting structure. Therefore, our results of operations for the fiscal year 2016 are not necessarily indicative of future results.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of products that bear the brand names, Hudson®, Robert Graham® and SWIMS®. Hudson®, established in 2002, is a designer and marketer of women's and men's premium, branded denim and apparel. Robert Graham®, established in 2001, is a sophisticated, eclectic apparel and accessories brand seeking to inspire a global movement. SWIMS®, established in 2006 and acquired by us in July 2016, is a Scandinavian lifestyle brand best known for its range of fashion-forward, water-resistant footwear, apparel and accessories. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores, our websites and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

Our Hudson® product line includes women’s, men’s and children’s denim jeans, pants, shirts, jackets and other bottoms and we continue to evaluate offering a range of new products under the Hudson® brand name. Our Robert

Graham® product line includes premium priced men’s sport shirts, denim jeans, pants, shorts, sweaters, knits, t‑shirts, sportcoats, outerwear and swimwear. RG also offers a line of women’s apparel, mainly in its own retail stores. Additionally, men’s shoes belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees.  Our SWIMS® product line includes men’s and women’s footwear, men’s apparel and accessories.

During fiscal 2014 and 2015, operating as Joe’s Jeans, we failed to meet certain financial covenants set forth in the Garrison Term Loan Credit Agreement. On November 6, 2014, we received a notice of default and demand for payment of default interest from Garrison, as term loan agent, under the Garrison Term Loan Credit Agreement. As a result of the default under the Garrison Term Loan Credit Agreement, we were also in default under the terms of our CIT Revolving Credit Agreement and our factoring facility with CIT and we were prohibited from making payments under the Convertible Notes and the obligations to Mr. Joseph Dahan, our former Creative Director until his resignation effective September 11, 2015.

During fiscal 2015, our business was also impacted by a decrease in overall sales in both our wholesale and retail segments. On a comparative basis, sales of our men’s and women’s denim bottoms were impacted by a weakening in the overall denim market, as consumer preference shifted to non‑denim bottoms.

As a solution to resolving the Company’s operational, financial and management issues, on September 8, 2015, we entered into various definitive agreements pursuant to which we agreed to (i) the Joe’s Asset Sale, which was completed September 11, 2015, whereby we sold certain of our operating and intellectual property assets related to the Joe’s Business for a total of $80 million, (ii) combine our remaining business operated under the Hudson brand with RG pursuant to the RG Merger Agreement, (iii) issue and sell $50 million of our Series A Preferred Stock in a private placement to an affiliate of TCP pursuant to the RG Stock Purchase Agreement, (iv) exchange our outstanding Convertible Notes for a combination of cash, shares of our common stock and the Modified Convertible Notes and (v) gain a CEO with public company experience. On September 11, 2015, the proceeds of the Joe’s Asset Sale were used to repay all of our indebtedness outstanding under the Garrison Term Loan Credit Agreement and a portion of our indebtedness outstanding under our Revolving Credit Agreement. As a result, the Garrison Term Loan Credit Agreement was paid in full and terminated on September 11, 2015 and we entered into the Amended and Restated Revolving Credit Agreement with CIT, which provided for a maximum credit availability of $7.5 million and waived certain defaults. On January 28, 2016, all outstanding loans under the Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into the New Credit Agreements. On January 28, 2016, we completed the RG Merger with RG.  Effective upon consummation of the RG Merger, we changed our name to Differential Brands Group Inc. and effected a Reverse Stock Split.

After the closing of the Joe’s Operating Asset Purchase Agreement and the Joe’s IP Asset Purchase Agreement in September 2015, we retained and operated 32 Joe’s® brand retail stores until we transferred or closed them in early 2016. The retail stores transferred or closed are reported as discontinued operations for all periods presented in this Annual Report.

We operate retail stores for our Robert Graham® and SWIMS® brands. As of March 29, 2017, we operated 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and one SWIMS® brand store in Oslo, which is an outlet store.  We also license the SWIMS® brand name and products for sale in 8 SWIMS® branded retail stores internationally.

Operating as Differential, we are seeking to create a platform that focuses on branded operating companies in the premium apparel, footwear and accessories sectors. Our focus is on organically growing our brands through a global, omni-channel distribution strategy while continuing to seek opportunities to acquire accretive, complementary, premium brands.  To execute on that strategy, in July 2016, we completed the acquisition of SWIMS.

For 2017, we believe that our growth drivers will be dependent upon the successful integration of the Hudson Business with the Robert Graham Business as a result of the RG Merger and the SWIMS Business as a result of the acquisition, which includes consolidating support operations, leveraging talent and improving effectiveness and efficiencies of our processes and systems. We also expect to grow our SWIMS Business in the North American and international markets. Overall, we see opportunities for continued margin enhancement if we are successful in growing our Wholesale and Consumer Direct segments, and leveraging our Corporate and other segment, improving product sourcing through growing economies of scale and increasing the proportion of our business derived from our Consumer Direct segment.

Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters and, accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, including our acquisition of Hudson, the sale of the Joe’s Business, the acquisition of the Robert Graham Business, and the acquisition of the SWIMS Business, our quarterly or yearly results are not necessarily indicative of future results.

For our Robert Graham® products, the fourth quarter is the strongest quarter for sales within our Consumer Direct segment, and the greatest volume of shipments are made in late summer through early fall and again in late winter and early spring. For our Hudson® products, historically, the majority of the marketing and sales orders have taken place from late fall to late spring, and the greatest volumes of shipments and actual sales have generally been made from summer through early fall. Accordingly, the cash flows of our Robert Graham Business and Hudson Businesses may be strongest in those respective periods.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, including the sale of the Joe’s Business and the Company’s acquisition of the SWIMS Business, our quarterly results are not necessarily indicative of future results.

Reportable Segments

Our reportable business segments are Wholesale, Consumer Direct and Corporate and other. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of products to better department stores, boutiques, retailers, specialty stores and international customers, and includes expenses from sales and customer service departments, trade shows, warehouse distribution and product samples. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores and outlet stores, through our SWIMS® brand outlet store in Oslo, Norway and through our ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The Corporate and other segment is comprised of revenue from trademark licensing agreements and overhead from corporate operations, which include the executive, finance, legal, information technology, human resources, design and production departments. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.  In addition, the information presented reflects the integration of the SWIMS® brand since its acquisition on July 18, 2016.

Wholesale

As of December 31, 2016 and 2015, our Wholesale segment was comprised of sales of (i) Robert Graham® products to better nationwide department stores, specialty retailers, boutiques and select off-price retailers (“Off-Price”), (ii) following the closing of the RG Merger Agreement on January 28, 2016 and as of December 31, 2016, Hudson® products to retailers, specialty stores and international and Off-Price customers, and (iii) following the closing of the SWIMS acquisition on July 18, 2016, SWIMS products to retailers, specialty stores and international and Off-Price customers, including international licensed store operators. Additionally, our Wholesale segment included expenses from our sales and customer service departments, trade shows, warehouse distribution and product samples associated with, as of December 31, 2016 and 2015, our Robert Graham® product line, following the closing of the RG Merger Agreement on January 28, 2016 and as of December 31, 2016, our Hudson® product line, and following the closing of the SWIMS acquisition on July 18, 2016, our SWIMS® product line. Domestically, we sell our Hudson® and SWIMS® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Internationally, we sell our products to customers in various countries.

We measure performance of our Wholesale segment primarily based on the diversity of product classifications and number of retail “doors” that sell our products within existing accounts as well as our ability to selectively expand into new accounts having retail customers carrying similar premium-priced products. While growth in our Wholesale segment has been relatively flat since the beginning of 2013 as we have focused on growing our higher margin Consumer Direct segment, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors, selectively expanding into new accounts and continued installation of shop-in-shops. International expansion, largely through wholesale distributors and licensees, is also a strategy that we are pursuing.

Consumer Direct

As of December 31, 2016 and 2015, our Consumer Direct segment was comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores, our ecommerce site, www.robertgraham.us and through the circulation of over 775,000 catalogs distributed seasonally throughout the United States.  As this segment generates higher gross margins and provides us greater control of our brand product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of December 31, 2016, including 18 full price stores and 12 outlet stores. We have expanded the ecommerce part of the Consumer Direct segment through direct digital, creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the RG Merger Agreement on January 28, 2016 and as of December 31, 2016, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our ecommerce site at www.hudsonjeans.com and following the acquisition of SWIMS® on July 18, 2016, sales of our SWIMS® products to consumers through our ecommerce site at www.swims.com and our one Company operated outlet store in Oslo, Norway.  Revenues from the 14 Joe’s® brand retail stores, which we owned and operated until they closed as of February 29, 2016, are reported as discontinued operations.

We measure performance of our Consumer Direct segment primarily based on the profitability of our stores and websites, as well as our ability to acquire and retain customers in our ecommerce business and the site traffic and conversion rates on our websites.

Corporate and other

As of December 31, 2016 and 2015, our Corporate and other segment was comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Following the closing of the RG Merger on January 28, 2016, our Corporate and other segment also included licensing revenue from the sale by our licensee of our Hudson® children’s product line.  Our Corporate and other segment also encompassed our corporate operations, including the design, production, general brand marketing and advertising, operations, information technology, finance, executive, legal and human resources departments as of December 31, 2016 our Robert Graham® product line and, following the closing of the RG Merger Agreement on January 28, 2016 and as of December 31, 2016, our Hudson® product line. Similar to our Wholesale segment, we measure performance of our Corporate and other segment primarily based on our licensees’ ability to profitably sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories.

Results of Operations

This table should be read in conjunction with the discussion that follows:

	Year ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Net sales	$149,267	$73,057	$76,210	104%
Cost of goods sold	69,775	28,129	41,646	148
Gross profit	79,492	44,928	34,564	77
Profit rate	53%	61%	(8)%
Operating expenses
Selling, general and administrative	81,456	39,665	41,791	105
Depreciation and amortization	6,012	3,788	2,224	59
Retail store impairment	2,177	—	2,177	100
Total operating expenses	89,645	43,453	46,192	106
Operating (loss) income from continuing operations	(10,153)	1,475	(11,628)	(788)
Interest expense, net	7,531	558	6,973	1,250
Other expense, net	42	—	42	100
(Loss) income from continuing operations before income taxes	(17,726)	917	(18,643)	(2,033)
Income tax (benefit) provision	(1,200)	157	(1,357)	(864)
(Loss) income from continuing operations	(16,526)	760	(17,286)	(2,274)
Loss from discontinued operations, net of tax	(1,286)	—	(1,286)	100
Net (loss) income	$(17,812)	$760	$(18,572)	(2,444)%

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Net sales:
Wholesale	$108,829	$41,348	$67,481	163%
Consumer Direct	38,622	29,924	8,698	29
Corporate and other	1,816	1,785	31	2
	$149,267	$73,057	$76,210	104%

Gross profit:
Wholesale	$48,966	$20,458	$28,508	139%
Consumer Direct	28,710	22,685	6,025	27
Corporate and other	1,816	1,785	31	2
	$79,492	$44,928	$34,564	77%

Operating expenses:
Wholesale	$19,472	$4,877	$14,595	299%
Consumer Direct	28,989	20,865	8,124	39
Corporate and other	41,184	17,711	23,473	133
	$89,645	$43,453	$46,192	106%

Operating (loss) income from continuing operations:
Wholesale	$29,494	$15,581	$13,913	89%
Consumer Direct	(279)	1,820	(2,099)	(115)
Corporate and other	(39,368)	(15,926)	(23,442)	147
	$(10,153)	$1,475	$(11,628)	(788)%

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Net sales increased by 104% to $149.3 million for fiscal 2016 from $73.1 million for fiscal 2015. The increase was primarily due to the addition of our Hudson® and SWIMS® brands which contributed $78.8 million in net sales. This was offset by a decline in sales from our Robert Graham® brand of 4% due to a lower customer adoption rate of more fashion forward product offerings since the start of the Spring season, corrected towards the end of the fiscal year.

Wholesale net sales increased by 163% to $108.8 million for fiscal 2016 from $41.3 million for fiscal 2015. This increase in our Wholesale net sales was primarily attributed to $73.8 million in Wholesale sales from the addition of our Hudson® and SWIMS® brands. The increase was partially offset by a decrease in Wholesale sales from our Robert Graham Business related to the reduction of the customer adoption rate mentioned above.

Consumer Direct net sales increased by 29% to $38.6 million for fiscal 2016 from $29.9 million for fiscal 2015. This increase was primarily attributed to $4.6 million in net sales due to the addition of the Hudson® ecommerce business and the SWIMS Consumer Direct business. Our Robert Graham Consumer Direct net sales increased by 10% for fiscal 2016 due to opening one new Robert Graham® retail store during fiscal 2016 and nine non-comparable Robert Graham® retail stores that opened in fiscal 2015, and due to an increase in Robert Graham® ecommerce sales of 37%.

Corporate and other net sales increased by 2% to $1.8 million of licensing revenue for fiscal 2016 compared to $1.8 million for fiscal 2015.  This includes $0.4 million in licensing revenue from our Hudson business, which was offset by a decrease in licensing revenue from Robert Graham’s existing licensees.

Gross Profit

Gross profit increased by 77% to $79.5 million for fiscal 2016 from $44.9 million for fiscal 2015. This increase was primarily attributed to $37.2 million in gross profit from the addition of our Hudson® brand and SWIMS® brands, partially offset by a decrease of 6% in gross profit related to the Robert Graham business. The annual decline for Robert Graham related to a decrease in product sales featured in the higher-fashion Spring catalog and resultant markdowns to clear seasonal inventory. Our gross profit was also offset by a $1.7 million non-cash inventory expense of the Hudson® and SWIMS® inventory acquired and stepped up to fair value that was sold in fiscal 2016.

The gross profit rate was 53% for fiscal 2016 compared to 61% for fiscal 2015. The gross profit rate declined due to the addition of Hudson’s and SWIMS’ who transact a higher proportion of Wholesale business whose products generate a lower gross margin than Robert Graham who carries a higher proportion of Consumer Direct business than Hudson and SWIMS.

Wholesale gross profit increased by 139% to $49.0 million for fiscal 2016 from $20.5 million for fiscal 2015.  This increase was primarily driven by $33.1 million in gross profit from the addition of the Hudson Wholesale business and the SWIMS Wholesale business. Our Wholesale gross profit increase was partially offset by a $1.7 million non-cash inventory expense of the Hudson® and SWIMS® inventory acquired and stepped up to fair value that was sold in fiscal 2016 and additional markdown reserves to adjust the net realizable value of certain Robert Graham inventory.

Consumer Direct gross profit increased by 27% to $28.7 million for fiscal 2016 compared to $22.7 million for fiscal 2015, driven primarily by the increase in net sales from the Robert Graham ecommerce business, the opening of one new Robert Graham® retail store during fiscal 2016 and added sales from nine non-comparable Robert Graham® retail stores that opened in fiscal 2015, as well as the addition of $3.7 million from our Hudson® ecommerce business and our SWIMS Consumer Direct business.

Corporate and other gross profit increased by 2% to $1.8 million for fiscal 2016 compared to $1.8 million for fiscal 2015.  This increase was due to $0.4 million in licensing revenue from our Hudson business, which was offset by a decline in licensing revenue from Robert Graham’s existing licensees.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, warehousing and freight out, advertising, sample production, facilities and distribution related costs, merger and acquisition related costs, professional fees, stock-based compensation and factor and bank fees, (ii) depreciation and amortization and (iii) retail stores impairment.

Operating expenses increased by 106% to $89.6 million for fiscal 2016 from $43.5 million for fiscal 2015.  The increase in operating expenses was mainly attributable to $31.9 million of additional expenses for the Hudson® and the SWIMS® brands. We incurred $5.9 million of transaction and merger related expenses in connection with the RG Merger and the acquisition of SWIMS, $2.1 million of stock-based compensation expense, and incurred a $2.2 million impairment charge related to Robert Graham® retail stores. Selling, general and administrative expenses were approximately 54% of net sales for both fiscal 2016 and 2015. Depreciation and amortization expense, as a percent of net sales, slightly decreased from 5% to 4% for fiscal 2016 and 2015, respectively.

Wholesale operating expenses increased by 299% to $19.5 million for fiscal 2016 from $4.9 million for fiscal 2015.  Our Wholesale operating expenses increase was mainly attributable to the addition of $14.2 million in operating expenses stemming from Hudson and SWIMS wholesale operations.

Consumer Direct operating expenses increased by 39% to $29.0 million for fiscal 2016 from $20.9 million for fiscal 2015.  Consumer Direct operating expenses increased due to costs associated with opening one new Robert Graham® retail store during fiscal 2016 and nine non-comparable Robert Graham® retail stores which opened in fiscal 2015, as well as incurring a $2.2 million impairment charge related to Robert Graham® retail stores.  In addition, we added $2.6 million of operating expenses from Hudson’s ecommerce business and SWIMS Consumer Direct business for fiscal 2016.

Corporate and other operating expenses increased by 133% to $41.2 million for fiscal 2016 from $17.7 million for fiscal 2015.  Corporate and other operating expenses includes executive management payroll, general overhead associated with our operations as well as professional advisor fees incurred in connection with the RG Merger and acquisition of SWIMS.  Our increase in operating expenses was primarily attributable to the addition of $15.0 million in Hudson’s and SWIMS’ corporate operating expenses, $5.9 million of transaction and merger related expenses in connection with the RG Merger and the acquisition of SWIMS, and $2.1 million of stock-based compensation expense.

Operating (Loss) Income from Continuing Operations

We had an operating loss from continuing operations of $10.2 million for fiscal 2016, compared to operating income from continuing operations of $1.5 million for fiscal 2015.  The loss was primarily attributable to $5.9 million of transaction and merger related expenses in connection with the RG Merger and the acquisition of SWIMS, a $1.7 million non-cash inventory expense of the Hudson® and SWIMS® inventory acquired and stepped up to fair value that was sold in fiscal 2016, $2.1 million of stock-based compensation expense, and a $2.2 million impairment charge related to Robert Graham® brand retail stores.

Wholesale operating income increased by 89% to $29.5 million for fiscal 2016, from $15.6 million for fiscal 2015, primarily due to the addition of net operating income of $18.9 million attributable to the Hudson and SWIMS businesses, offset by $1.7 million related to the non-cash inventory expense described above and a decrease in Robert Graham Wholesale operating income of $5.0 million for the period.

Consumer Direct decreased 115%  to an operating loss of $0.3 million for fiscal 2016, compared to operating income of $1.8 million for fiscal 2015, primarily due to a  $2.2 million impairment charge related to Robert Graham® retail stores, costs associated with the opening of one new Robert Graham® retail store during fiscal 2016 and nine non-comparable Robert Graham® retail stores which opened in fiscal 2015, partially offset by $1.0 million operating income attributable to the Hudson ecommerce business and the SWIMS Consumer Direct business.

Corporate and other operating loss increased by 147% to $39.4 million for fiscal 2016 from $15.9 million for fiscal 2015, mainly due to the additional costs related to Corporate and other operating expenses described above.

Interest Expense

Interest expense increased to $7.5 million for fiscal 2016 from $0.6 million for fiscal 2015, associated with our new credit facilities, convertible notes and the amortization of debt discounts and deferred financing costs related to these new facilities and notes.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 7% for fiscal 2016 compared to an expense of 17% for fiscal 2015.  The difference in effective tax rate was primarily due to us becoming subject to entity level income tax during fiscal 2016 as a consequence of the RG Merger. This tax benefit consisted of current tax expenses and deferred taxes associated with our deferred tax liability for indefinite-lived intangible assets, a benefit of the current loss from operations that can be carried back to prior periods, a benefit from the loss from the operations of SWIMS and the reversal of uncertain tax positions as a result of expiring statutes of limitations.

As our subsidiary RG was a limited liability company, until the RG Merger on January 28, 2016, it paid taxes only in some jurisdictions, since income was generally taxed directly to its members and most taxes were paid directly by its members on the income of RG. However, since some jurisdictions do not recognize the limited liability company status, they required taxes to be paid by RG. After the transaction, all of our entities are subject to corporate entity level taxes as the transaction resulted in a status change.

Loss from Discontinued Operations

We had a loss from discontinued operations of $1.3 million in fiscal 2016 due to the operation of the Joe’s® brand retail stores, which we operated until their assignment in January 2016 and closure in February 2016.

Net (Loss) Income

We generated a net loss of $17.8 million for fiscal 2016, compared to net income of $0.8 million for fiscal 2015, due to transaction expenses associated with the RG Merger and the acquisition of SWIMS of $5.9 million, expenses of $1.3 million related to certain Joe’s® retail stores until their closure on February 29, 2016 as part of our discontinued operations, a $1.7 million non-cash inventory expense of the Hudson® and SWIMS® inventory acquired and stepped up to fair value that was sold in fiscal 2016, $2.1 million of stock-based compensation expense, and a $2.2 million impairment charge related to Robert Graham® retail stores.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Our primary sources of liquidity are: (i) cash proceeds from Wholesale operations sold on account, both managed and insured through factors and internal credit management resources; (ii) cash proceeds from sales through our Consumer Direct segment tendered in cash, credit card, debit card or gift card; (iii) cash proceeds from licenses collected from licensees via check or wire transfer; and (iv) the cash proceeds from borrowing under various credit facilities described below. Cash is used to make payments of debt and interest and for payroll and operating disbursements including inventories, operating expenses and capitalized property, software and equipment.

Our primary capital needs are for: (i) working capital; (ii) debt principal and interest; and (iii) trade credit to our customers.  We anticipate funding our operations through working capital by generating cash flows from operations and utilization of available lines of credit under our existing credit facilities.

At December 31, 2016 and 2015, our cash and cash equivalent balances were $6.5 million and $2.0 million, respectively. Based on our cash on hand, expected cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the date of this Annual Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/ or equity issuances and/or other strategic transactions.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Cash Flows for the Years Ended December 31, 2016 and December 31, 2015

For the year ended December 31, 2016, we used $16.6 million of cash flows in operating activities to fund our working capital, pay for costs related to the RG Merger and SWIMS acquisition that were incurred through December 31, 2016 and wind down our discontinued operations.

Cash flows used in investing activities during the year ended December 31, 2016 totaled $20.4 million of which $6.5 million was related to cash paid in the RG Merger, $11.8 million was related to cash paid to acquire SWIMS (net of cash acquired), and $2.0 million was for the purchase of property and equipment including the opening of one new retail store.

Cash flows from financing activities during the year ended December 31, 2016 totaled $41.5 million.  These cash flows primarily consisted of $49.9 million from the issuance of Series A Preferred Stock, $13.0 million from the issuance of the SWIMS Convertible Note and $62.8 million in funds from our credit facilities, net of the following financing costs: (i) $23.3 million for the repayment in full of our CIT Amended and Restated Revolving Credit Agreement and the JPM Loan Agreement; (ii) $58.2 million for the redemption of the units held by our RG members; (iii) $1.4 million as a distribution to RG members, which was accrued at the prior year end; (iv) $0.5 million of principal payments under our Term Loan Credit Agreement and (v) $1.6 million of deferred financing costs.

For the year ended December 31, 2015, we generated $6.2 million of cash flows from operating activities to fund our working capital needs.  We used $4.8 million in investing activities primarily for the purchase of property and equipment including the opening of nine retail stores. Cash flows used in financing activities totaled $0.2 million and consisted of $1.5 million of proceeds from our previous line of credit, which was offset by $1.2 million of payments against our loan payable and $0.5 million of accrued distributions to our members.

Credit Agreements and Other Financing Arrangements

In connection with the RG Merger, certain historical credit and financing arrangements were repaid. See “Notes to Consolidated Financial Statements—Note 12 – Debt and Preferred Stock” to our consolidated financial statements in “Part II, Item 8” of this Annual Report for additional information related to these historical agreements.

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

The ABL Credit Agreement provides for an asset-based revolving facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan facility with commitments in an aggregate principal amount of $50 million (the “Term Facility”). The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility will be based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  Our availability under the Revolving Facility as of December 31, 2016 was $12.7 million.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.  For additional information on the ABL Credit Agreement and Term Credit Agreement, see “Notes to Consolidated Financial Statements—Note 12 – Debt and Preferred Stock.”

To permit the acquisition of SWIMS we also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto.

Additionally, on March 27, 2017, we entered into (i) Amendment No. 2 to our Term Credit Agreement to modify certain defined terms, add a liquidity covenant and revise certain covenants and (ii) Amendment No. 2 to our ABL Credit Agreement to conform certain defined terms to those in Amendment No. 2 to our Term Credit Agreement. For more information see “Item 9B. Other Information.” As of December 31, 2016, we were in compliance with the financial and non-financial covenants included in our ABL Credit Agreement and our Term Credit Agreement as of that date.

Factoring Agreement with CIT

In January 2016, in connection with the RG Merger, we entered into our A&R Factoring Agreement pursuant to which we sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendering of services. Under the A&R Factoring Agreement, we pay factoring rates based on service type and credit profile of our customers. The A&R Factoring Agreement may be terminated by either party upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.

Modified Convertible Notes and Rollover Agreement

The Company issued $22.0 million, net of discount, in convertible notes in connection with the acquisition of Hudson with different interest rates and conversion features for Hudson’s management stockholders, including Peter Kim and Fireman Capital CPF Hudson Co-Invest LP.  On September 8, 2015, the Company entered into the Rollover Agreement with the holders of those convertible notes, pursuant to which, on January 28, 2016, the holders of the notes contributed their notes to the Company in exchange for the following:

•	1.2 million shares of common stock;

•	a cash payment of approximately $8.6 million, before expenses; and

•	an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes.

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (to be increased to 7% as of October 1, 2016 with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

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

SWIMS Convertible Note

On July 18, 2016, we issued a convertible promissory note to Tengram II, with principal of $13.0 million in connection with the acquisition of SWIMS, referred to as the SWIMS Convertible Note. The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the extended maturity date of July 18, 2017 (which had an originally maturity date of January 18, 2017) if not already repaid in cash on or prior to that date, into up to 4.5 million newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. We are currently evaluating all of our options in order to assess the repayment of the SWIMS Convertible Note at maturity if it is not converted. Additionally, the Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that other accounting policies discussed in “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies” included in this Annual Report are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Wholesale revenues are recorded when title transfers to the customer, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is typically at the shipping point. Estimated reductions to revenue for customer programs, including co‑op advertising, other advertising programs or allowances are recorded based upon a percentage of sales. Returns are allowed based upon pre‑approval or in the case of damaged goods. Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Retail store revenue is recognized at the time the customer takes possession of the related merchandise, net of estimated returns at the time of sale to consumers. Ecommerce sales of products ordered through our retail internet sites known as www.hudsonjeans.com,  www.robertgraham.us and www.swims.com are recognized upon estimated delivery and receipt of the shipment by the customers. Ecommerce revenue is also reduced by an estimate of returns. Retail store revenue and ecommerce revenue exclude sales taxes.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements and deemed collectible, generally based upon the higher of (a) the contractually guaranteed minimum royalty or (b) actual net sales data received from licensees. Payments received in consideration of the grant of a license or advanced royalty payments is recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in accounts payable and accrued expenses within the accompanying consolidated balance sheets.

Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income.

Accounts Receivable, Factored Accounts Receivable and Allowance for Bad Debts, Sales Allowances, and Customer Chargebacks

We evaluate the ability to collect accounts receivable, factor accounts receivable with recourse and charge‑backs (disputes from the customer) based upon a combination of factors. Reserves for charge‑backs are recognized based on historical collection experience. A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances when we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources, etc.). Amounts are written off against the reserve once it is established that it is remote such amounts will be collected. We also reserve for potential sales returns and allowances based on historical trends.

Inventories

Inventory is valued at the lower of cost or net realizable value with cost determined by the first‑in, first‑out method. Inventory consists of finished goods, work‑in‑process and raw materials. We continually evaluate our inventory by assessing slow moving current product. Net realizable value of non‑current inventory is estimated based on historical sales trends, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to future sales. Inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. Costs capitalized in inventory include the purchase price of raw materials and contract labor, plus in‑bound transportation costs and import fees and duties.

Impairment of Long‑Lived Assets, Intangible Assets and Goodwill

We assess the impairment of long‑lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we assess goodwill and indefinite lived intangible assets for impairment annually. Factors considered important that could trigger an impairment review other than on an annual basis include the following:

•	A significant underperformance relative to historical or projected future operating results;
•	A significant change in the manner of the use of the acquired asset or the strategy for the overall business; or
•	A significant negative industry or economic trend.

Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization

When we determine that the carrying value of long‑lived assets, such as property and equipment, and intangible assets subject to amortization, may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in “Note 13 – Fair Value Measurement of Financial Instruments”.

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. We consider historical trends, expected future business trends and other factors when estimating each store’s future cash flow. We also consider factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the results of operations.

Intangible assets subject to amortization, such as customer relationships, are amortized over their estimated useful lives.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives, such as trademarks, are not amortized but are tested at least annually for impairment on December 31st of each year or when circumstances indicate their carrying value may not be recoverable. Goodwill is evaluated for impairment at least annually using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, including goodwill, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. We review indefinite lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite lived intangible assets using a discounted cash flow method, based on the relief from royalty method.

Derivatives

Warrants and other derivative financial instruments are accounted for as either equity or liabilities based upon the characteristics and provisions of each instrument. During the year ended December 31, 2016, the warrants that were issued in conjunction with the acquisition of Swims (see “Note 3 – Acquisition of SWIMS”) were determined to be equity. Warrants classified as equity are recorded at fair value as of the date of issuance within the consolidated balance sheets and no further adjustments to their valuation is made. Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Stock‑Based Compensation

The cost of all employee stock‑based compensation awards is measured based on the grant date fair value of those awards and recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of all non-employee stock‑based compensation awards is measured based on the grant date fair value of those awards and revalued each reporting period, and is recorded as compensation expense over the service period. An entity may elect either an accelerated recognition method or a straight‑line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock-based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight‑line recognition method to account for these awards.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of these assets depends on our ability to generate sufficient future taxable income. The ability to generate enough taxable income to utilize the deferred tax assets depends on many factors, among which is our ability to deduct tax loss carry‑forwards against future taxable income, the effectiveness of tax planning strategies and reversing deferred tax liabilities.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense within the accompanying consolidated statements of operations and comprehensive (loss) income.

Discontinued Operations

In accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held for sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The accompanying consolidated financial statements reflect the results of operations of the Joe's Business as discontinued operations.

Recently Issued Financial Accounting Standards

For more information, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies—Financial Standards Recently Adopted” and “—Other Recently Issued Financial Accounting Standards.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Differential Brands Group Inc.

We have audited the accompanying consolidated balance sheet of Differential Brands Group Inc. as of December 31, 2016 and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for the year then ended.  Differential Brands Group Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Differential Brands Group Inc. as of December 31, 2016 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York

March 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Differential Brands Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RG Parent LLC and Subsidiaries as of December 31, 2015 and the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for the year then ended, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of Differential Brands Group Inc. (the “Company”). The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of RG Parent LLC and Subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CITRIN COOPERMAN & COMPANY, LLP

New York, New York

March 30, 2016 (except for Notes 15 and 18, as to which the date is March 30, 2017)

DIFFERENTIAL BRANDS GROUP INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
ASSETS		(Note 1)
Current assets
Cash and cash equivalents	$6,476	$1,966
Factor accounts receivable, net	16,703	4,917
Accounts receivable, net	3,118	1,836
Royalties receivable	404	547
Inventories, net	23,977	15,353
Prepaid expenses and other current assets	4,249	1,351
Total current assets	54,927	25,970
Property and equipment, net	10,620	13,406
Goodwill	8,271	2,286
Intangible assets, net	91,886	39,823
Other assets	467	1,374
Total assets	$166,171	$82,859

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,223	$13,084
Cash advances from customers	1,707	—
Short-term convertible notes	13,137	—
Current portion of long-term debt	1,250	—
Current portion of loan payable	—	1,167
Total current liabilities	34,317	14,251
Deferred rent	3,636	3,568
Line of credit	12,742	17,013
Convertible notes	12,660	—
Long-term debt, net of current portion	47,218	—
Loan payable, net of current portion	—	486
Deferred income taxes, net	11,074	—
Total liabilities	121,647	35,318

Commitments and contingencies

Equity
Preferred members, liquidation preference of $0 and $32,690 at December 31, 2016 and 2015, respectively	—	24,798
Common members	—	22,743
Series A convertible preferred stock, $0.10 par value: 50,000 and 0 shares authorized, issued and outstanding at December 31, 2016 and 2015, respectively	5	—
Common stock, $0.10 par value: 100,000,000 and 0 shares authorized, 13,239,125 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,324	—
Additional paid-in capital	59,154	—
Accumulated other comprehensive loss	(221)	—
Accumulated deficit	(15,738)	—
Total equity	44,524	47,541
Total liabilities and equity	$166,171	$82,859

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Year ended December 31,
	2016	2015
		(Note 1)
Net sales	$149,267	$73,057
Cost of goods sold	69,775	28,129
Gross profit	79,492	44,928

Operating expenses
Selling, general and administrative	81,456	39,665
Depreciation and amortization	6,012	3,788
Retail stores impairment	2,177	—
Total operating expenses	89,645	43,453

Operating (loss) income from continuing operations	(10,153)	1,475
Other (income) expense
Interest expense, net	7,531	558
Other expense, net	42	—
Total other expense	7,573	558
(Loss) income from continuing operations before income taxes	(17,726)	917
Income tax (benefit) provision	(1,200)	157
(Loss) income from continuing operations	(16,526)	760
Loss from discontinued operations, net of tax	(1,286)	—
Net (loss) income	$(17,812)	$760

Net (loss) income	$(17,812)	$760
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(221)	—
Other comprehensive loss	(221)	—
Comprehensive (loss) income	$(18,033)	$760

(Loss) earnings per common share - basic
(Loss) earnings from continuing operations	$(1.33)	$0.09
Loss from discontinued operations	(0.10)	—
(Loss) earnings per common share - basic	$(1.43)	$0.09

(Loss) earnings per common share - diluted
(Loss) earnings from continuing operations	$(1.33)	$0.09
Loss from discontinued operations	(0.10)	—
(Loss) earnings per common share - diluted	$(1.43)	$0.09

Weighted average shares outstanding
Basic	12,428	8,825
Diluted	12,428	8,825

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated
						Other
	Common Stock		Preferred Series A		Additional	Comprehensive	Accumulated	Common Members		Preferred Members		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Loss	Deficit	Units	Amount	Units	Amount	Equity
Balance, January 1, 2015	—	$—	—	$—	$—	$—	$—	4,900	$23,298	5,100	$25,375	$48,673
Distributions	—	—	—	—	—	—	—	—	(927)	—	(965)	(1,892)
Net income	—	—	—	—	—	—	—	—	372	—	388	760
Balance, December 31, 2015 (Note 1)	—	$—	—	$—	$—	$—	$—	4,900	$22,743	5,100	$24,798	$47,541

Net loss through RG Merger date	—	—	—	—	—	—	—	—	(1,016)	—	(1,058)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	—	(28,905)	—	(29,313)	(58,218)
Contribution of Robert Graham in exchange for common shares	8,825	883	—	—	(13,634)	—	—	(4,900)	7,178	(5,100)	5,573	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	—	20,000
Issuance of Series A convertible preferred stock, net of offering costs of $931	—	—	50	5	49,064	—	—	—	—	—	—	49,069
Issuance of common stock for SWIMS acquisition	703	70	—	—	1,680	—	—	—	—	—	—	1,750
Issuance of warrants	—	—	—	—	510	—	—	—	—	—	—	510
Stock-based compensation	—	—	—	—	2,052	—	—	—	—	—	—	2,052
Issuance of restricted common stock, net of taxes withheld	202	20	—	—	(167)	—	—	—	—	—	—	(147)
Foreign currency translation	—	—	—	—	—	(221)	—	—	—	—	—	(221)
Net loss post RG Merger date	—	—	—	—	—	—	(15,738)	—	—	—	—	(15,738)
Balance, December 31, 2016	13,239	$1,324	50	$5	$59,154	$(221)	$(15,738)	—	$—	—	$—	$44,524

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) income from continuing operations	$(16,526)	$760
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	6,012	3,788
Retail store impairment	2,177	—
Amortization of deferred financing costs	380	—
Amortization of convertible notes discount	916	—
PIK interest	1,023	—
Stock-based compensation	2,052	—
Provision for (recovery of) bad debts	116	(124)
Amortization of inventory step up	1,659	—
Decrease in deferred taxes	(1,086)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,554)	426
Inventories	3,352	(2,674)
Prepaid expenses and other assets	99	1,668
Accounts payable and accrued expenses	(10,874)	1,146
Deferred rent	68	1,208
Net cash (used in) provided by continuing operating activities	(15,186)	6,198
Net cash used in discontinued operating activities	(1,384)	—
Net cash (used in) provided by operating activities	(16,570)	6,198

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in reverse acquisition with Robert Graham, net of cash acquired	(6,538)	—
(Payment) refund of security deposit	(4)	13
Purchases of property and equipment	(2,046)	(4,825)
Cash paid for the acquisition of SWIMS, net of cash acquired	(11,828)	—
Net cash used in investing activities	(20,416)	(4,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	49,881	—
Proceeds from long-term debt	50,000	—
Repayment of long-term debt	(500)	—
Proceeds (repayment) from line of credit, net	12,784	1,504
Proceeds from short term convertible notes	13,000	—
Repayment of terminated line of credit and loan payable	(23,349)	—
Payment of deferred financing costs	(1,583)	(24)
Redemption of unit holders	(58,218)	—
Proceeds from customer cash advances	814	—
Payment of loan payable	—	(1,167)
Payment of accrued distribution to members	(1,366)	(525)
Net cash provided by (used in) financing activities	41,463	(212)

Effect of exchange rate changes on cash and cash equivalents	33	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,510	1,174

CASH AND CASH EQUIVALENTS, at beginning of year	1,966	792
CASH AND CASH EQUIVALENTS, at end of year	$6,476	$1,966

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description and Basis of Presentation

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Hudson®, the design, development, sales and licensing of apparel products and accessories bearing the brand name Robert Graham® and the design, development, sales and licensing of footwear and accessories bearing the brand name SWIMS®. Our primary operating subsidiaries are Hudson Clothing, LLC (“Hudson”), Robert Graham Designs, LLC and Robert Graham Retail, LLC (collectively “Robert Graham”), and DFBG Swims, LLC (“DFBG Swims”). In addition, we have other non-operating subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Differential Brands Group Inc. and subsidiaries (the “Company” or “Differential”) began operations in 1987 as Innovo, Inc. Since the Company’s founding, the Company has evolved from producing craft and accessory products to designing and selling apparel products bearing the Hudson®, Robert Graham® and SWIMS® brand names.

As previously reported, on September 11, 2015, the Company completed the sale of certain operating and intellectual property assets related to the business operated under the brand names “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else” (the “Joe’s Business”) to GBG USA Inc., a Delaware corporation (“GBG”), and the sale of certain intellectual property assets related to the Joe’s Business to Joe’s Holdings LLC, a Delaware limited liability company (“Joe’s Holdings”), for an aggregate purchase price of $80 million (the “Joe’s Asset Sale”). The Company also entered into the amended and restated revolving credit agreement (the “CIT Amended and Restated Revolving Credit Agreement”), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million and waived certain defaults that remained in effect until the closing of the RG Merger (as defined below).

On January 28, 2016, the Company completed the acquisition (the “RG Merger”) of all of the outstanding equity interests of RG Parent LLC and its subsidiaries (“Robert Graham” or “RG”), a business engaged in the design, development, sales and licensing of apparel products and accessories that bear the brand name Robert Graham® (the “Robert Graham Business”), as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the “RG Merger Agreement”), by and among RG, JJ Merger Sub, LLC (“RG Merger Sub”) and the Company, for an aggregate of $81.0 million in cash and 8,825,461 shares of the Company’s common stock, par value $0.10 per share (“common stock”) (after giving effect to the Reverse Stock Split (as defined below). Pursuant to the RG Merger Agreement, among other things, RG Merger Sub was merged with and into RG, so that RG, as the surviving entity, became a wholly-owned subsidiary. The aggregate cash consideration was used to repay $19.0 million of RG’s outstanding loans and indebtedness under its revolving credit agreement with J.P. Morgan Chase Bank, N.A.  On the RG Merger’s closing date, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (as later amended, the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as lender, (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (as later amended, the “Term Credit Agreement”), and (iii) an amended and restated deferred purchase factoring agreement with CIT.

Effective upon consummation of the RG Merger, the Company changed its name from “Joe’s Jeans Inc.” to “Differential Brands Group Inc.” and its trading symbol from “JOEZ” to “DFBG,” and effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock such that each 30 shares of issued and outstanding common stock were reclassified into one share of issued and outstanding common stock, which Reverse Stock Split did not change the par value or the amount of authorized shares of common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of the Company’s common stock in order to maintain its listing on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC (“NASDAQ”). Unless otherwise indicated, all share amounts in this Annual Report on Form 10-K (this “Annual Report”) have been adjusted to reflect the Reverse Stock Split.

After the closing of the Joe’s Asset Sale on September 11, 2015, the Company retained and operated 32 Joe’s® brand retail stores, of which the Company transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed and as a result are reported as discontinued operations.

The RG Merger has been accounted for as a reverse merger and recapitalization. As a result of the RG Merger, RG is a wholly-owned subsidiary of the Company, the Company no longer owns certain assets and intellectual property of the Joe’s Business and the Company retains ownership of the businesses associated with its Hudson® brand (the “Hudson Business”). The former RG members own a majority of the Company’s issued and outstanding equity after the RG Merger. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical consolidated financial statements and elsewhere in this Annual Report prior to the RG Merger are those of RG and are recorded at the historical cost basis and reflect RG’s historical financial condition and results of operations for comparative purposes. For the year ended December 31, 2016, the Company’s consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations, cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson Business and RG; (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016; and (iv) from and after the acquisition of SWIMS AS (“SWIMS”) on July 18, 2016, the results of continuing operations and cash flows and, as applicable, the assets and liabilities of SWIMS.

Prior to the RG Merger, RG and the Company had different fiscal year ends, with RG’s fiscal year ending on December 31 and the Company’s fiscal year ending on November 30. In connection with the RG Merger, the Company changed its fiscal year end to December 31. Certain reclassifications have been made to prior year amounts within the accompanying consolidated balance sheets and consolidated statements of cash flows to conform to the current period presentation.

The Company continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) following the RG Merger.

The Company’s reportable business segments are Wholesale, Consumer Direct and Corporate and other. For periods before the RG Merger’s closing date, the discussion of reportable segments reflects only the operations of RG.  The Company manages, evaluates and aggregates operating segments for segment reporting purposes primarily on the basis of business activity and operation. The Wholesale segment is comprised of sales of products to premium department stores, boutiques, retailers, specialty stores and international customers, and includes expenses from sales and customer service departments, trade shows, warehouse distribution and product samples. The Consumer Direct segment is comprised of sales to consumers through the Robert Graham® brand full-price retail stores and outlet stores, through our SWIMS® brand outlet store in Oslo, Norway and through the online ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The Corporate and other segment is comprised of revenue from trademark licensing agreements and expenses from corporate operations, which include the executive, finance, legal, information technology, accounting, human resources, design and production departments and general brand marketing and advertising expenses associated with the Company’s brands.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates relate primarily to allowance for bad debts, returns, sales allowances, and customer chargebacks, inventory write-downs, valuation of goodwill, intangible and long-lived assets, and valuation of deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition

Wholesale revenues are recorded when title transfers to the customer, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is typically at the shipping point. Estimated reductions to revenue for customer programs, including co‑op advertising, other advertising programs or allowances are recorded based upon a percentage of sales. The Company allows for returns based upon pre‑approval or in the case of damaged goods. Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Retail store revenue is recognized at the time the customer takes possession of the related merchandise, net of estimated returns at the time of sale to consumers. Ecommerce sales of products ordered through our retail internet sites known as www.hudsonjeans.com,  www.robertgraham.us and www.swims.com are recognized upon estimated delivery and receipt of the shipment by the customers. Ecommerce revenue is also reduced by an estimate of returns. Retail store revenue and ecommerce revenue exclude sales taxes.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements and deemed collectible, generally based upon the higher of (a) the contractually guaranteed minimum royalty or (b) actual net sales data received from licensees. Payments received in consideration of the grant of a license or advanced royalty payments is recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in accounts payable and accrued expenses within the accompanying consolidated balance sheets. The Company did not have deferred licensing revenue as of December 31, 2016 and 2015.

Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income. For the years ended December 31, 2016 and 2015, shipping and handling fee revenue included in net sales was $0.4 million and $0.2 million, respectively.

Cash Equivalents

All highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase are considered to be cash equivalents.

Accounts Receivable, Factored Accounts Receivable and Allowance for Bad Debts, Sales Allowances, and Customer Chargebacks

The Company evaluates its ability to collect accounts receivable, factor accounts receivable with recourse and charge‑backs (disputes from the customer) based upon a combination of factors. Reserves for charge‑backs are recognized based on historical collection experience. A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances when the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources, etc.). Amounts are written off against the reserve once it is established that it is remote such amounts will be collected. The Company also reserves for potential sales returns and allowances based on historical trends.

Inventories

Inventory is valued at the lower of cost or net realizable value with cost determined by the first‑in, first‑out method. Inventory consists of finished goods, work‑in‑process and raw materials. The Company continually evaluates its inventory by assessing slow moving current product. Market value of non‑current inventory is estimated based on historical sales trends, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to future sales. Inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. Costs capitalized in inventory include the purchase price of raw materials and contract labor, plus in‑bound transportation costs and import fees and duties.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation  and amortization is calculated using the straight‑line method over the following estimated useful lives of the assets:

Computer and equipment3 to 7 years

Furniture and fixtures3 to 7 years

Leasehold improvements5 to 10 years

Leasehold improvements are amortized over the lessor of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation or amortization is removed from the accounts, and any related gain or loss is included within selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income.

Impairment of Long‑Lived Assets, Intangible Assets and Goodwill

The Company assesses the impairment of long‑lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company assesses goodwill and indefinite lived intangible assets for impairment annually. Factors considered important that could trigger an impairment review other than on an annual basis include the following:

•	A significant underperformance relative to historical or projected future operating results;
•	A significant change in the manner of the use of the acquired asset or the strategy for the overall business; or
•	A significant negative industry or economic trend.

The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in Note 13.

Impairment of Long‑Lived Assets and Intangible Assets Subject to Amortization

When the Company determines that the carrying value of long‑lived assets, such as property and equipment, and intangible assets subject to amortization, may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s’ results of operations. Retail store impairment charges of $2.2 million were recorded during the year ended December 31, 2016. Based on the operating performance of these stores, the Company determined it could not recover the carrying value of property and equipment located at these stores. There was no impairment charge recorded related to the retail stores during the year ended December 31, 2015.

Intangible assets subject to amortization, such as customer relationships, are amortized over their estimated useful lives. There was no impairment charge recorded related to intangible assets subject to amortization during the years ended December 31, 2016 and 2015.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives, such as trademarks, are not amortized but are tested at least annually for impairment on December 31st of each year or when circumstances indicate their carrying value may not be recoverable. Goodwill is evaluated for impairment at least annually using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, including goodwill, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. The Company reviews indefinite lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. The Company calculates the value of the indefinite lived intangible assets using a discounted cash flow method, based on the relief from royalty method. There was no impairment charge recorded related to indefinite lived intangible assets or goodwill during the years ended December 31, 2016 and 2015.

Deferred Rent and Tenant Allowances

When a lease includes lease incentives (such as a rent holiday) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight‑line basis over the term of the lease starting from the date of possession and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent in the accompanying consolidated balance sheets. Deferred rent also includes tenant allowances received from landlords which are amortized as a reduction to rent expense on a straight-line basis over the term of the lease starting at the date of possession.

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest rate method over the term of the related agreements and recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive (loss) income. Amortization of deferred financing costs included in interest expense was approximately $0.4 million and $0 for the years ended December 31, 2016 and 2015. Deferred financing costs are presented on the consolidated balance sheets as a direct deduction of the related debt.

Preferred Share Dividend

Cumulative dividends on preferred stock are only accrued for when the board of directors declares a dividend.  The board of directors has not declared a dividend through December 31, 2016.

Derivatives

Warrants and other derivative financial instruments are accounted for as either equity or liabilities based upon the characteristics and provisions of each instrument. During the year ended December 31, 2016, the warrants that were issued in conjunction with the acquisition of DFBG Swims (see “Note 3 – Acquisition of SWIMS”) were determined to be equity. Warrants classified as equity are recorded at fair value as of the date of issuance within the consolidated balance sheets and no further adjustments to their valuation is made. Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Costs of Goods Sold

Costs of goods sold includes product cost, freight in, inventory reserves, inventory markdowns and other various charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expenses, stock based compensation expense, facilities, fulfillment and distribution costs, bad debt expense and write down of other assets.

The Company charges all product design and development costs to selling, general and administrative expenses, when incurred. Product design and development costs aggregated were approximately $10.2 million and $5.3 million during the years ended December 31, 2016 and 2015, respectively.

The Company’s distribution network-related costs are included in selling, general and administrative expenses and are not allocated to specific segments. The expenses related to its distribution network, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging of its product totaled $5.3 million and $1.6 million during the years ended December 31, 2016 and 2015, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising and tradeshow expenses included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income were $7.9 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively. Prepaid advertising costs were $0.2 million at December 31, 2016 and 2015, respectively.

Shipping and Handling Costs

Shipping and handling costs for merchandise shipped to customers of $1.7 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively, are included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income.

Stock‑Based Compensation

The cost of all employee stock‑based compensation awards is measured based on the grant date fair value of those awards and recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of all non-employee stock‑based compensation awards is measured based on the grant date fair value of those awards and revalued each reporting period, and is recorded as compensation expense over the service period. An entity may elect either an accelerated recognition method or a straight‑line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Until the RG Merger on January 28, 2016, the Company was treated as a partnership for tax purposes. Pursuant to this status, taxable income or loss of the Company is included in the income tax returns of its owners. Consequently, no federal income tax provision is recorded through the RG Merger date.  However, under state laws, certain taxes are imposed upon limited liability companies and are provided for through the RG Merger date.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of these assets depends on the Company’s ability to generate sufficient future taxable income. The ability to generate enough taxable income to utilize the deferred tax assets depends on many factors, among which is the Company’s ability to deduct tax loss carry‑forwards against future taxable income, the effectiveness of tax planning strategies and reversing deferred tax liabilities.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense within the accompanying consolidated statements of operations and comprehensive (loss) income.

Comprehensive (Loss) Income

Comprehensive (loss) income represents the change in equity resulting from transactions other than stockholder investments and distributions.  Accumulated other comprehensive loss includes changes in equity that are excluded from net (loss) income, specifically, unrealized gains and losses on foreign currency translation adjustments and is presented within the consolidated statements of equity.  The Company presents the components of comprehensive (loss) income within the consolidated statements of operations and comprehensive (loss) income.

 Foreign Currency Translation

The Company’s wholly owned direct foreign operations present their financial reports in the currency used in the economic environment in which they mainly operate, known as the functional currency.  The functional currency consists of the Norwegian Krone for operations in Norway.  Assets and liabilities in foreign subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date, while revenues and expenses are translated using the average monthly exchange rate. Gains and losses from these foreign currency translation adjustments are recognized within accumulated other comprehensive loss within the accompanying consolidated statements of equity.

Earnings per Share

Basic earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti‑dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock and restricted stock units using the treasury stock method. Dilutive common stock equivalent shares issuable upon conversion of the convertible notes are calculated using the if‑converted method. EPS has been adjusted to reflect the Reverse Stock Split.

The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. Our participating securities consist of convertible preferred shares that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and factor accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The policy is designed to limit exposure to any one institution. Periodic evaluations are performed of the relative credit rating of those financial institutions that are considered in the Company’s investment strategy.

The Company does not require collateral for trade accounts receivable. However, the Company sells a portion of accounts receivable to CIT on a non‑recourse basis (see “Note 7 – Factored Accounts and Receivables”). In that instance, the Company is no longer at risk if the customer fails to pay. For accounts receivable that are not sold to CIT or are sold on a recourse basis, the Company continues to be at risk if these customers fail to pay. The Company provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis. The net carrying value approximates the fair value for these assets. Such losses have historically been within management’s expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

For the years ended December 31, 2016 and 2015, sales to customers or customer groups representing 10 percent or greater of net sales are as follows:

	Year ended December 31,
	2016	2015
Customer A	18%	11%

International sales were $9.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, customers representing 10 percent or greater of accounts receivable and factored accounts receivable are as follows:

	As of December 31,
	2016	2015
Customer A	29%	25%
Customer B	10%	*	%

* Represents less than 10%

In addition, the Company primarily utilizes three manufacturing contractors in Mexico, the United States and India. Purchases from these three manufacturing contractors in the aggregate accounted for approximately 50% and 47% percent of our purchases for fiscal 2016 and 2015, respectively.

Fair Value of Financial Instruments

The fair value of financial instruments held (which consist of cash and cash equivalents, accounts receivable, factored accounts receivable, royalties receivable, accounts payable, and accrued expenses) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of the line of credit and term loan approximate fair value because of the variable interest rates. The fair value of the convertible notes is based on the amount of future cash flows associated with the instrument discounted using the incremental borrowing rate, which are considered Level 2 liabilities.

The Company does not hold or have any obligations under financial instruments that possess off‑balance sheet credit or market risk.

Discontinued Operations

In accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held for sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The accompanying consolidated financial statements reflect the results of operations of the Joe's Business as discontinued operations.

Financial Accounting Standards Recently Adopted

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 to communicate amendments to FASB Accounting Standards Codification Subtopic 205-40, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, or ASC amendments. The ASC amendments establish new requirements for management to evaluate a company's ability to continue as a going concern and to provide certain related disclosures. The ASC amendments are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted this standard as of December 31, 2016 and there was no material impact on our consolidated financial statements and related disclosures.

In July 2015, FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which will require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. ASU No. 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. We adopted this standard in the first quarter of fiscal 2016 and there was no material impact on our consolidated financial statements and related disclosures.

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

Recently Issued Financial Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. ASU No. 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The ASC amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. Early application is permitted. The Company is currently assessing the impact of the new standard on its consolidated financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, administrative offices, retail stores, and showrooms as well as additional disclosure on all our lease obligations. The income statement recognition of lease expense is not expected to significantly change from the current methodology.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which amends ASC Topic 718, relating to employee share-based payment accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period.  Early application is permitted.  We have not yet adopted this ASU and are currently evaluating the impact it may have on our consolidated financial statements and related disclosures.

In April and March 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), respectively. ASU No. 2016-10 clarifies the implementation guidance on licensing and the identification of performance obligations considerations included in ASU No. 2014-09. ASU No. 2016-08 provides amendments to clarify the implementation guidance on principal versus agent considerations included in ASU No. 2014-09. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Customers with Contracts (Topic 606) Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 amends certain aspects of ASU No. 2014-09, Revenue from Customers with Contracts (Topic 606). The amendments include the following:

•

Collectibility – ASU No. 2016-12 clarifies the objective of the entity’s collectibility assessment and contains new guidance on when an entity would recognize as revenue consideration it receives if the entity concludes that collectibility is not probable.

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

•

Transition technical correction – Entities that elect to use the full retrospective transition method to adopt the new revenue standard would no longer be required to disclose the effect of the change in accounting principle on the period of adoption (as is currently required by ASC No.250-10-50-1(b)(2)); however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted.

ASU No. 2016-12 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date of December 31, 2016. The Company has not selected a transition model. The Company is still completing the assessment of the impact these ASUs will have on its consolidation financial statements; however at the current time the Company does not expect that the adoption of these ASUs will have a material impact on its consolidation financial statements, financial condition or results of operations.

In August 2016, the FASB issued No. ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU No.2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendments in ASU No. 2016-15 add or clarify guidance on eight cash flow issues:

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

ASU No. 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. We are currently evaluating the impact the adoption of ASU No. 2016-15 will have on our consolidated financial statements.

3.    Acquisition of SWIMS

On July 18, 2016, the Company completed the acquisition of all of the outstanding share capital of Norwegian private limited company (aksjeselskap) SWIMS AS (“SWIMS”). SWIMS® is a Scandinavian lifestyle brand known for its range of fashion-forward, water-resistant footwear and sportswear. The Company purchased SWIMS for aggregate consideration of (i) approximately $12.0 million in cash, (ii) 702,943 shares of our common stock and (iii) warrants to purchase an aggregate of 150,000 shares of common stock with an exercise price of $5.47 per share. The acquisition was completed pursuant to the Purchase Agreement, dated as of July 18, 2016 (the “SWIMS Purchase Agreement”), between the Company, its wholly-owned subsidiary DFBG Swims, the shareholders of SWIMS named therein (the “SWIMS Sellers”), Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the SWIMS Sellers, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC and TCP RG II, LLC.  Pursuant to the SWIMS Purchase Agreement, DFBG Swims deposited approximately $0.3 million of the cash consideration into an escrow account for certain indemnification obligations of the SWIMS Sellers. The SWIMS Purchase Agreement contains customary representations, warranties and covenants of the SWIMS Sellers and us, along with customary post-closing indemnification rights of DFBG Swims. The acquisition qualified as a business combination and was accounted for under the acquisition method of accounting.

To finance the acquisition, the Company issued the following to its majority stockholder Tengram Capital Partners Fund II, L.P. (“Tengram II”): (i) a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (the “SWIMS Warrant”); and (ii) a convertible promissory note with principal of $13.0 million (the “SWIMS Convertible Note”). The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the revised maturity date of July 18, 2017, which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. The Company is currently evaluating all options in order to assess the repayment of the SWIMS Convertible Note at maturity if it is not converted. Additionally, the Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside its common stock.  To permit the acquisition, on July 18, 2016, the Company also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto. The SWIMS Warrant has an estimated fair value of $0.5 million, which has been recorded as a debt discount against the proceeds of the SWIMS Convertible Note. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants.

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

The purchase price included the issuance of 702,943 shares of common stock that contain restrictions on resale with an estimated fair value of approximately $1.8 million and the issuance of 150,000 warrants with an estimated fair value of $45 thousand. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants. Included in the $13.8 million is approximately $0.3 million that is being held in escrow to support indemnification obligations.  The following is the total purchase price allocation as of December 31, 2016 (in thousands, except share and per share data):

	Preliminary Purchase	Measurement Period	Final Purchase
	Price Allocation	Adjustments (1)	Price Allocation
Assets acquired and liabilities assumed:
Cash and cash equivalents	$189	$—	$189
Factored accounts receivable	1,552	—	1,552
Inventories	3,466	—	3,466
Prepaid expenses and other assets	647	—	647
Property and equipment	498	—	498
Accounts payable and accrued expenses	(1,706)	—	(1,706)
Deferred income tax liability	(1,995)	(481)	(2,476)
Intangible assets acquired:
Trade name	5,062	2,224	7,286
Customer relationships	1,964	(131)	1,833
Non-compete agreements	142	(12)	130
Total	9,819	1,600	11,419
Excess purchase price over net assets acquired	3,993	(1,600)	2,393

Total net assets acquired	$13,812	$—	$13,812

Total purchase price:
Cash paid to sellers	$12,017	$—	$12,017
Equity consideration issued to sellers
(702,943 common shares at $2.49)	1,750	—	1,750
Fair value of warrants issued to sellers	45	—	45

Total purchase price	$13,812	$—	$13,812

(1) The measurement period adjustments were due to the finalization of the valuation related to intangible assets and resulted in the following: an increase to tradename, a decrease to customer relationships and non-compete agreements, with the related increase in long-term deferred tax liabilities and corresponding decrease to goodwill. The measurement period adjustments did not have a significant impact on the Company’s consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2016.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of assets acquired and liabilities assumed represent management’s estimate of fair value based on information obtained from various sources, including management’s historical experience and are subject to change if additional information becomes available. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $1.3 million which was sold in the third quarter of fiscal 2016, and is included in cost of goods sold within the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2016 and is a non-recurring expense.

The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method, the with versus without method,  net realizable value method and the relief from royalty method approach.

The amount of goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized by integration with our Company and expected positive cash flow and return on capital projections from the integration.  Goodwill arising from the acquisition of SWIMS was determined as the excess of the purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for income tax purposes subject to certain tax elections that are currently being considered.

The Company has determined that the useful life of the acquired trade name asset is indefinite, and therefore, no amortization expense will be recognized until the useful life is determined not to be indefinite. The useful life of the acquired customer relationships and non-compete agreements are finite and will be amortized over their useful lives. However, the assets will be tested for impairment if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long-lived intangible assets acquired.

The Company incurred $1.3 million in non-recurring acquisition-related transaction costs, which is included in selling, general, and administrative expense within the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2016.

Total net sales and operating loss from continuing operations from SWIMS since the date of the acquisition included in the accompanying consolidated statement of operations and comprehensive (loss) income is $5.9 million and $2.1 million, respectively.

Pro forma financial information (unaudited)

The following table presents our unaudited pro forma results (in thousands, except per share data) for the years ended December 31, 2016 and 2015, respectively, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2015. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Year ended December 31,
	2016	2015
Net sales	$159,581	$156,143
Net loss	$(6,000)	$(14,538)

Weighted average common shares outstanding	12,428	12,273
Loss per common share - basic and diluted	$(0.48)	$(1.18)

The unaudited pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the RG Merger and SWIMS acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future period.

4.    RG Merger and Related Transactions

On January 28, 2016, the Company completed the RG Merger.  In connection with the RG Merger, the Company also completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of our preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $50 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the “RG Stock Purchase Agreement”), by and between the Company and TCP Denim, LLC.

The Company used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit and Term Credit Agreement (see “Note 12 – Debt and Preferred Stock”) to consummate the RG Merger and the transactions contemplated by the RG Merger Agreement.

Also in connection with the completion of the RG Merger, the Company completed the exchange of $38.1 million in the aggregate principal amount of outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of modified convertible notes (the “Modified Convertible Notes”), as contemplated by the rollover agreement, dated September 8, 2015 (the “Rollover Agreement”), between the Company and the holders of the convertible notes.

In addition, in connection with the consummation of the RG Merger, the Company entered into (i) the ABL Credit Agreement with Wells Fargo Bank, National Association, as lender, (ii) the Term Credit Agreement with TCW Asset Management Company, and (iii) the A&R Factoring Agreement (as defined below) with CIT.  See “Note 12 – Debt and Preferred Stock” for additional information about the ABL Credit Agreement and Term Credit Agreement and “Note 7 – Factored Accounts and Receivables” for additional information about the factoring agreement.

5.    RG Merger Consideration

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

The stock price used to determine the purchase price allocation is based on the closing price of the common stock as of January 28, 2016, which was $5.70. The equity consideration was based upon the assumption that 3,509,000 shares of common stock were outstanding, which included 2,342,000 shares of common stock outstanding and 1,167,000 total aggregate shares of common stock issued to convertible noteholders upon conversion of the convertible notes into shares of our common stock under the Rollover Agreement.  As a result of the Rollover Agreement, immediately after giving effect to the RG Merger and related Merger Transactions, the holders of the Modified Convertible Notes owned approximately 14% of the combined company on an as-converted, fully diluted basis.

The assets acquired in this acquisition consisted of tangible and intangible assets and liabilities assumed. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities has been recorded as goodwill. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based upon cash flow and return on capital projections assuming integrations of the companies; and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition. The Company has determined that the useful life of the acquired trade name asset is indefinite, and therefore, no amortization expense will be recognized until the useful life is determined not to be indefinite. The useful life of the acquired customer relationships are finite and will be amortized over their useful lives. However, the assets will be tested for impairment if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long-lived intangible assets acquired.

Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The following is the total purchase price allocation as of December 31, 2016 (in thousands, except share and per share data):

	Preliminary Purchase	Measurement Period	Final Purchase
	Price Allocation	Adjustments (1)	Price Allocation
Assets acquired and liabilities assumed:
Cash and cash equivalents	$2,092	$—	$2,092
Factored accounts receivable	6,719	—	6,719
Accounts receivable	336	—	336
Inventories	11,378	—	11,378
Prepaid expenses and other current assets	754	1,524	2,278
Property and equipment	356	—	356
Other assets	352	—	352
Accounts payable and accrued expenses	(15,417)	—	(15,417)
Customer cash advances	(893)	—	(893)
Line of credit	(4,683)	—	(4,683)
Deferred income tax liability	(9,453)	(224)	(9,677)
Other liabilities	(81)	—	(81)
Buy-out payable	(1,668)	—	(1,668)
Intangible assets acquired:
Trade name	32,300	—	32,300
Customer relationships	14,100	(700)	13,400
Total	36,192	600	36,792
Excess purchase price over net assets acquired	4,238	(600)	3,638

Total net assets acquired	$40,430	$—	$40,430

Total purchase price:
Cash paid to existing holders of convertible notes	$8,630	$—	$8,630
Fair value of Modified Convertible Notes transferred to the existing holders of convertible notes	11,800	—	11,800
Equity consideration to the Company's stockholders and existing holders of convertible notes (3,508,747 common shares at $5.70)	20,000	—	20,000

Total purchase price	$40,430	$—	$40,430

(1) The measurement period adjustments were due to the finalization of the valuation related to intangible assets and a tax analysis, and resulted in the following: a decrease to customer relationships, an increase to prepaid expenses and other current assets related to a tax receivable and an increase in long-term deferred tax liabilities, with a corresponding decrease to goodwill. The measurement period adjustments did not have a significant impact on the Company’s consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2016.

As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $0.4 million which was sold in fiscal 2016, and is included in cost of goods sold within the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2016 and is a non-recurring expense.

The fair value of the Modified Convertible Notes was determined with the assistance of a third-party valuation specialist. The face value of the Modified Convertible Notes in the amount of $16.5 million was discounted by $4.7 million to arrive at the fair value of the Modified Convertible Notes. The discount was calculated based on the present values of the contractual cash flows from the Modified Convertible Notes.

The Company incurred $3.0 million of non-recurring acquisition-related transaction costs and $1.6 million of non-recurring restructuring expenses (see “Note 22 – Restructuring”) related to the RG Merger during the year ended December 31, 2016, which are included in selling, general and administrative expense within the accompanying consolidated statement of operations and comprehensive (loss) income.

Total net sales and operating income from continuing operations from Hudson since the date of the RG Merger included in the accompanying consolidated statement of operations and comprehensive (loss) income is $72.9 million and $7.4 million, respectively.

See “Note 3 – Acquisition of SWIMS” for a presentation of our unaudited pro forma results for years ended December 31, 2016 and 2015, respectively, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2015.  These results are not intended to reflect our actual operations had the acquisition occurred on January 1, 2015.

6.    Discontinued Operations

On February 29, 2016, the Company completed the closure of 14 of its Joe’s® brand retail stores.  In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of the former Joe’s Business are reported as discontinued operations in the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2016 because those operations were disposed of as of March 31, 2016.  Due to the timing of the RG Merger, there were no discontinued operations during the year ended December 31, 2015.  The operations and cash flows of the 14 Joe’s® brand retail stores that were part of the Joe’s Business have been recorded as discontinued operations since the Company does not have any continuing involvement in the operations of such retail stores that were closed after the disposal transaction.  There were no assets or liabilities from the discontinued operations as of December 31, 2016. Discontinued operations are included within the Corporate and other segment (See “Note 18 – Segment Reporting and Operations by Geographic Areas”).

The operating results of discontinued operations for the year ended December 31, 2016 are as follows (in thousands):

Year ended
December 31, 2016

Net sales from discontinued operations	$1,208
Loss from discontinued operations before income tax	$(1,286)
Income tax provision	—
Loss from discontinued operations	$(1,286)

7.    Factored Accounts and Receivables

A&R Factoring Agreement

In January 2016, in connection with the RG Merger, the Company entered into the amended and restated deferred purchase factoring agreement with CIT, through its subsidiaries, Robert Graham Designs LLC and Hudson (the “A&R Factoring Agreement”), which replaced all prior agreements relating to factoring and inventory security. The A&R Factoring Agreement provides that the Company sell and assign to CIT certain accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, the Company pays a factoring rate of (i) 0.20 percent for certain major department store accounts, (ii) 0.40 percent for all other accounts for which CIT bears the credit risk, subject to discretionary surcharges and (iii) 0.35 percent for accounts for which the Company bears the credit risk, but in no event less than $3.50 per invoice.  The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The A&R Factoring Agreement may be terminated by the Company upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

Prior to the RG Merger, the Company was also party to a deferred purchase factoring arrangement with CIT, which was terminated in connection with the RG Merger.  See “Note 12 – Debt and Preferred Stock” below for further discussion of this and other RG debt arrangements prior to the RG Merger.

Factored and accounts receivables consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Non-recourse receivables assigned to factor	$20,226	$5,655
Client recourse receivables	1,634	637
Total receivables assigned to factor	21,860	6,292

Allowance for customer credits	(5,157)	(1,375)
Factor accounts receivable, net of allowance	$16,703	$4,917

Non-factored accounts receivable	$4,339	$2,193
Allowance for customer credits	(1,031)	(268)
Allowance for doubtful accounts	(190)	(89)
Accounts receivable, net of allowance	$3,118	$1,836

Total factored and accounts receivable, net	$19,821	$6,753

Of the total amount of receivables sold by us as of December 31, 2016 and 2015, we hold the risk of payment of $1.6 million and $0.6 million, respectively, in the event of non‑payment by the customers.

8.    Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the first‑in, first‑out method. Inventories consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Finished goods	$22,537	$15,048
Finished goods consigned to others	1,179	—
Work in progress	42	—
Raw materials	219	305
Total inventories	$23,977	$15,353

9.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Computer and equipment	$4,833	$4,636
Furniture and fixtures	6,516	5,745
Leasehold improvements	9,515	8,694
	20,864	19,075
Less: accumulated depreciation and amortization	(10,617)	(5,815)
Construction in progress	373	146
Net property and equipment	$10,620	$13,406

Depreciation and amortization expense totaled $3.3 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively.

10.    Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite. Intangible assets as of December 31, 2016 consisted of the following (in thousands):

	Amortization		Accumulated
	Period	Gross Amount	Amortization	Net Amount
Trade names	Indefinite	$65,480	$—	$65,480
Customer relationships	7 to 15 Years	34,997	8,699	26,298
Non-compete agreements	3 Years	128	20	108
Total		$100,605	$8,719	$91,886

Intangible assets as of December 31, 2015 consisted of the following (in thousands):

	Amortization		Accumulated
	Period	Gross Amount	Amortization	Net Amount
Trade names	Indefinite	$26,037	$—	$26,037
Customer relationships	15 Years	19,800	6,014	13,786
Total		$45,837	$6,014	$39,823

Amortization expense related to intangible assets amounted to approximately $2.7 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2017	$2,965
2018	2,965
2019	2,945
2020	2,926
2021	2,921
Thereafter	11,684
$26,406

Goodwill consisted of the following as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Beginning balance	$2,286	$2,286
Goodwill created by the RG Merger	3,638	—
Goodwill created by the acquisition of SWIMS	2,393	—
Foreign currency adjustment	(46)	—
Ending balance	$8,271	$2,286

11.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accounts payable	$7,398	$6,318
Accrued purchases	4,108	2,992
Accrued payroll and other benefits	2,063	243
Accrued distributions	—	1,367
Accrued transaction costs	—	1,137
Other	4,654	1,027
Total accounts payable and accrued expenses	$18,223	$13,084

12.    Debt and Preferred Stock

The five-year payment schedule of our convertible notes, term debt, and line of credit as of December 31, 2016 is as follows (in thousands):

							Deferred	Original
	Payments Due by Period						Financing	Issue	Carrying
	2017	2018	2019	2020	2021	Total	Costs, Net	Discount, Net	Value
Short-term convertible notes	$13,183	$—	$—	$—	$—	$13,183	$—	$46	$13,137
Long-term debt	1,250	2,500	3,750	5,000	37,000	49,500	1,032	—	48,468
Line of credit	—	—	—	13,261	—	13,261	519	—	12,742
Convertible notes	—	—	—	—	16,837	16,837	—	4,177	12,660
Total	$14,433	$2,500	$3,750	$18,261	$53,837	$92,781	$1,551	$4,223	$87,007

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, RG entered into a $30 million revolving credit facility with JP Morgan Chase Bank (the “JPM Loan Agreement”), which was later amended such that $3.5 million of the revolving credit facility was reclassified to the Capex Loan, a term loan.  Interest on the amounts borrowed pursuant to the JPM Loan Agreement was charged based on RG’s average balance and at management’s election, at the bank’s prevailing prime rate plus 0.75% or at LIBOR plus 2.25%, which was 2.6% at December 31, 2015. As a result of the Capex Loan, the maximum amount available under the JPM Loan Agreement’s revolving credit facility was reduced to $26.5 million. The remaining revolving credit facility under the JPM Loan Agreement provided for borrowings based on an amount not to exceed the sum of (i) 85% of eligible accounts receivable, (ii) 90% of eligible credit card receivables, (iii) 70% of eligible wholesale inventory, (iv) 75% of eligible retail inventory and (v) the trademark component, as defined in the JPM Loan Agreement, minus outstanding principal amount of Capex Loan, and minus reserves. In January 2016, RG used the aggregate cash consideration received in the RG Merger to repay all of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

RG’s Former Factoring Agreement with CIT

In December 2013, RG entered into a deferred purchase factoring arrangement and loan agreement with CIT. Under the agreement, RG assigned trade accounts receivable to a commercial factor with recourse, while retaining ownership of the assigned accounts receivable until the occurrence of a specified triggering event. RG paid fees ranging from 0.20% to 0.50% of the gross amount of the accounts receivable assigned, with an annual floor amount of $0.1 million. In January 2016, in connection with the RG Merger, the Company terminated the deferred purchase factoring arrangement and loan agreement and entered into the A&R Factoring Agreement.  See “Note 7 – Factored Accounts and Receivables.”

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with consummation of the RG Merger, the Company and certain of its subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 7 – Factored Accounts and Receivables” for a discussion of the A&R Factoring Agreement.

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  The availability under the Revolving Facility as of December 31, 2016 was $12.7 million.

Certain of the Company’s subsidiaries are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and the Term Credit Agreement are guaranteed by all of the Company’s domestic subsidiaries and are secured by substantially all of the Company’s assets, including the assets of its domestic subsidiaries.

The ABL Credit Agreement provides that, subject to customary conditions, the Company, and certain of its subsidiaries that are borrowers, may seek to obtain incremental commitments under the Revolving Facility in an aggregate amount not to exceed $10 million. The Term Credit Agreement provides that, subject to customary conditions, the Company, and certain of its subsidiaries that are borrowers, may seek to obtain incremental term loans under the Term Facility in an aggregate amount not to exceed $50 million. The Company does not currently have any commitments for such incremental loans under either facility.

There are no scheduled payments under the Revolving Facility. The Revolving Facility is required to be prepaid to the extent extensions of credit thereunder exceed the applicable borrowing base. Outstanding loans under the Revolving Facility may be prepaid at any time at the Company’s option without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

The Term Facility is subject to quarterly payments of principal as follows: (i) 0.25% for each of the first four fiscal quarters; (ii) 0.625% for each of the four fiscal quarters thereafter; (iii) 1.25% for each of the next following four fiscal quarters; (iv) 1.875% for each of the next following four fiscal quarters; and (v) 2.50% for each fiscal quarter thereafter, with the balance payable at maturity. The Term Facility includes mandatory prepayments customary for credit facilities of its nature, including, subject to certain exceptions: (i) 100% of the net cash proceeds from issuances of debt that is not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow, ranging from 50% to 0% depending on our senior leverage ratio. Outstanding loans under the Term Facility may be prepaid at any time at the Company’s option subject to customary “breakage” costs with respect to LIBOR loans. Subject to certain exceptions, prepayments of loans under the Term Facility are subject to a prepayment premium of (i) 2.00% during the first year after the closing date and (ii) 1.00% during the second year after the closing date.

Borrowings under the ABL Credit Agreement and Term Credit Agreement bear interest at a rate equal to either, at the Company’s option, an adjusted base rate or the LIBOR (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margin for borrowings under the Term Facility (which varies based on the senior leverage ratio) ranges from 8.00% to 6.00% for base rate loans and 9.00% to 7.00% for

LIBOR loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBOR loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility will be payable monthly in arrears.

The ABL Credit Agreement and Term Credit Agreement contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries, to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement requires the Company to comply with financial covenants to be tested quarterly (beginning with the second fiscal quarter ending after the RG Merger’s closing date), consisting of a maximum senior leverage ratio, a maximum net senior rent adjusted leverage ratio and a minimum fixed charge coverage ratio. The ABL Credit Agreement requires the Company to comply with a minimum fixed charge coverage ratio to be tested monthly if excess availability under the Revolving Facility is less than 10% of the lesser of the commitments under the Revolving Facility and the borrowing base or during specified events of defaults. If an event of default under a credit agreement occurs and continues, the commitments may be terminated and the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable.

In connection with entering into the ABL Credit Agreement and the Term Credit Agreement, the Company incurred deferred financing costs totaling $1.9 million, of which $0.3 million was accrued for as of December 31, 2015.

To permit the acquisition of SWIMS, on July 18, 2016, the Company also entered into (i) a Consent and Amendment No. 1 to the ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to the Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto.

Additionally, on March 27, 2017, the Company entered into (i) Amendment No. 2 to the Term Credit Agreement to modify certain defined terms, add a liquidity covenant, revise certain covenants, and to set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017 and (ii) Amendment No. 2 to the ABL Credit Agreement to confirm certain defined terms to that in Amendment No. 2 in the Term Credit Agreement. As of December 31, 2016, the Company was in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement as of that date.

RG Stock Purchase Agreement

In connection with the RG Merger, the Company entered into the RG Stock Purchase Agreement with TCP Denim, LLC pursuant to which the Company issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of the Series A Preferred Stock, for an aggregate purchase price of $50 million in cash. The proceeds from the sale of Series A Preferred Stock were used to consummate the RG Merger. Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitles the holder to receive dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, to receive cumulative cash dividends, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. To date, the Board of Directors or a duly authorized committee thereof has not declared any dividends on our Series A Preferred Stock. Additionally, if our Board of Directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect three members of the Board of Directors, each of whom may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock have separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock are entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16 (after taking into account the Reverse Stock Split).

Modified Convertible Notes and Rollover Agreement

The Company issued $27.5 million, net of discount, in convertible notes in connection with the acquisition of Hudson with different interest rates and conversion features for Hudson’s management stockholders, including Peter Kim, the Chief Executive Officer of Hudson, and for our major stockholder Fireman Capital CPF Hudson Co-Invest LP (“Fireman”), respectively. On September 8, 2015, the Company entered into the Rollover Agreement with the holders of convertible notes originally issued in connection with the acquisition of the Hudson Business, pursuant to which, on January 28, 2016, the holders of the notes contributed the notes to the Company in exchange for the following:

•	1,167,317 shares of common stock;

•	a cash payment of approximately $8.6 million, before expenses; and

•	an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes.

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (which increased to 7% as of October 1, 2016, with respect to the Modified Convertible Notes issued to Fireman, which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of the Company’s common stock, cash, or a combination of cash and common stock, at the Company’s election.

If the Company elects to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares equal to the conversion amount divided by the market price. The conversion amount is (a) the product of (i) the market price, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The market price is the average of the closing prices for our common stock over the 20 trading day period immediately preceding the notice of conversion.  If the Company elects to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. The Company will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as the Company makes a pro rata prepayment on all of the Modified Convertible Notes.

The following table is a summary of the recorded value of the Modified Convertible Notes as of December 31, 2016 (in thousands). The value of the convertible note reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

December 31, 2016
Modified Convertible Notes - face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued	364
Accumulated accretion of original issue debt discount	496
Modified Convertible Notes value	$12,660

SWIMS Convertible Note

In connection with the acquisition of SWIMS® on July 18, 2016, the Company entered into certain financing arrangements with Tengram Partners Fund II, L.P., an entity affiliated with the holder of the Company’s Series A Preferred Stock and certain other Tengram entities.  See “Note 3 – Acquisition of SWIMS” and “Note 14 – Equity” for a discussion on the warrants issued in connection with the acquisition of SWIMS.  The following table is a summary of the recorded value of the convertible note as of December 31, 2016 (in thousands). The value of the convertible note reflects the present value of the contractual cash flows and resulted in an original issue discount of $0.5 million that was recorded on July 18, 2016, the issuance date.

December 31, 2016
Short-term convertible notes - face value	$13,000
Less: Original issue discount	(465)
Short-term convertible notes recorded value on issue date	12,535
PIK interest issued	183
Accumulated accretion of original issue debt discount	419
Short-term convertible notes value	$13,137

Effective January 18, 2017, the maturity date of the Convertible Note was extended to July 18, 2017. By its original terms, the Convertible Note was scheduled to convert on the maturity date of January 18, 2017 to the extent not repaid in cash on or prior to such date, into up to 4,500,000 newly issued shares of the Company’s Series A-1 Preferred Stock at a conversion price of $3.00 per share. Following this amendment, all other terms of the Convertible Note remain the same, including the conversion of the Convertible Note upon the extended maturity date.

SWIMS Overdraft Agreement and Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained two preexisting external financing agreements, each between SWIMS and DNB Bank ASA (“DNB”): an Overdraft Facility Agreement, dated January 27, 2016 (the “Overdraft Agreement”) and a Credit Assurance and Factoring Agreement, dated August 26, 2013 (the “SWIMS Factoring Agreement”).

The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of December 31, 2016) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The Overdraft Agreement is secured with (a) first-priority liens on SWIMS’ (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The Overdraft Agreement may be terminated by SWIMS upon fourteen days’ prior written notice for any reason and by DNB upon fourteen days’ prior written notice for just cause. DNB may also terminate the Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of December 31, 2016, there was no outstanding balance on the facility governed by the Overdraft Agreement.

The Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives a 0.19% annual commission based on invoiced revenues and a 0.25% quarterly commission of the maximum financing amount plus other administrative costs. The Factoring Agreement is secured with (a) first-priority liens on SWIMS’ (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The Factoring Agreement may be terminated by SWIMS upon fourteen days’ prior written notice for any reason and by DNB upon fourteen days’ prior written notice for just cause. DNB may also terminate the Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of December 31, 2016, SWIMS had outstanding financing commitments on NOK 7.1 million (approximately $0.8 million as of December 31, 2016) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Interest Expense

The following table (in thousands) is a summary of our total interest expense as follows:

	Year ended December 31,
	2016	2015
Contractual coupon interest	$6,235	$558
Amortization of discounts and deferred financing costs	1,296	—
Total interest expense	$7,531	$558

13.    Fair Value Measurement of Financial Instruments

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820,  Fair Value Measurements and Disclosures also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

The following table presents our fair value hierarchy for assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015 (in thousands):

		Carrying Value		Fair Value
Financial Instrument	Level	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Convertible notes - short term	3	$13,137	$—	$13,137	$—
Convertible notes - long term	3	12,660	—	11,250	—
Loan payable	3	—	1,653	—	1,653
		$25,797	$1,653	$24,387	$1,653

The key assumptions for determining the fair value at December 31, 2016 included the remaining time to maturity of 4.6 years, volatility of 60 percent, and the risk-free interest rate of 1.83 percent.

14.     Equity

Stock Incentive Plans

Amended and Restated 2004 Stock Incentive Plan

In 2004, the Board of Directors adopted, and the Company’s shareholders approved the Stock Incentive Plan. In October 2011, the Board of Directors adopted, and the Company’s shareholders approved, the Amended and Restated 2004 Stock Incentive Plan (the “Amended and Restated Plan”) to update the 2004 Stock Incentive Plan with respect to certain provisions and changes in the tax code since its original adoption.  Under the Amended and Restated Plan, the number of shares authorized for issuance was 227,500 shares of common stock after giving effect to the Reverse Stock Split.

2016 Stock Incentive Plan

On October 5, 2016 the Board of Directors adopted the Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan (the “2016 Stock Incentive Plan”) which was approved by the Company’s shareholders on November 7, 2016. Under the 2016 Stock Incentive Plan, 3,529,109 shares of common stock have been reserved for issuance in connection with grants of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based compensation awards, other stock-based awards, dividend equivalents and cash-based awards. The maximum number of shares with respect to which awards may be granted to any participant in any calendar year may not exceed 500,000 shares; provided, however, that the Chief Executive Officer, Michael Buckley, may receive up to 433,764 RSUs and 347,011 PSUs pursuant to his employment agreement.

In 2016, the Company granted RSUs, stock options and performance share units (“PSUs”) to its officers, non-employee directors, employees and consultants pursuant to the 2016 Plan. The RSUs and PSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the individual meets the applicable vesting criteria. The exercise price of stock options granted under the 2016 Stock Incentive Plan will be determined by the Compensation and Stock Option Committee (the “Compensation Committee”) of the Board of Directors or by any other committee designated by the Board of Directors, but may not be less than the fair market value of the Company’s shares of common stock on the date the option is granted. In general, unvested stock options are forfeited when a participant terminates employment or service with the Company or its affiliates.

Shares underlying awards that are forfeited, cancelled, terminated or expire unexercised, or settled in cash in lieu of issuance of shares, shall be available for issuance pursuant to future awards to the extent that such shares are forfeited, repurchased or not issued under any such award. Any shares tendered to pay the exercise price of an option or other purchase price of an award, or withholding tax obligations with respect to an award, shall be available for issuance pursuant to future awards. In addition, if any shares subject to an award are not delivered to a participant because (i) such shares are withheld to pay the exercise price or other purchase price of such award, or withholding tax obligations with respect to such award (or other award), or (ii) a payment upon exercise of an SAR is made in shares, the number of shares subject to the exercised or purchased portion of any such award that are not delivered to the participant shall be available for issuance pursuant to future awards.

As of December 31, 2016, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the Amended and Restated Plan; and (ii) 3,223,742 shares of common stock issuable under the 2016 Stock Incentive Plan. As of December 31, 2016, no shares remained available for grant under the Amended and Restated Plan.

There were no stock options, RSUs or stock-based compensation awards granted, expired, forfeited or outstanding during the year ended December 31, 2015, although in connection with the RG Merger the Company assumed certain stock options granted by Joe’s which were outstanding during the year ended December 31, 2015.

Stock Options

The following table summarizes stock option activity by incentive plan for the year ended December 31, 2016 (in actual amounts):

	Total Number	2004 Stock	Amended and	2016 Stock
	of Shares	Incentive Plan	Restated Plan	Incentive Plan
Outstanding at January 1, 2016	—	—	—	—
Legacy Joe's stock options assumed	2,944	2,500	444	—
Granted	150,000	—	—	150,000
Exercised	—	—	—	—
Forfeited / Expired	(2,500)	(2,500)	—	—
Outstanding at December 31, 2016	150,444	—	444	150,000

The following table summarizes stock option activity for all incentive plans for the year ended December 31, 2016 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2016	—	$—
Legacy Joe's stock options assumed	2,944	27.70
Granted	150,000	4.02
Exercised	—	—
Expired	—	—
Forfeited	(2,500)	30.60
Outstanding at December 31, 2016	150,444	$4.04	7.4	$—
Exercisable at December 31, 2016	444	$11.40	8.0	$—

Exercise prices for options outstanding as of December 31, 2016 were as follows (in actual amounts):

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (Years)
$4.02	150,000	7.4
$11.40	444	8.0
	150,444

There were no options exercised during the year ended December 31, 2016.

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. A total of $26 thousand of stock based compensation expense related to stock options was recognized during the year ended December 31, 2016.

The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Stock options granted to non-employees are revalued at each reporting period. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility over the option’s expected term, the risk-free interest rate over the option’s expected term and the expected annual dividend yield, if any. The Company estimate’s forfeitures based on an analysis of the award recipients’ positions and the vesting period of the awards. Shares of common stock will be issued when the options are exercised.

The fair values of stock options granted in fiscal years 2016 were estimated on the grant dates using the following assumptions: average fair value per option granted of $0.87, expected option term of 6.45 years, expected volatility of 60 percent, risk free interest rate of 2.09 percent, and an expected annual dividend yield of zero.

As of December 31, 2016, there was $105 thousand of total unrecognized compensation cost related to unvested stock options granted under the 2016 Stock Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.4 years.

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2016 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	1,063,570	4.95
Vested	(262,727)	5.86
Forfeited	—	—
Outstanding at December 31, 2016	800,843	$4.65

A total of $2.0 million of stock based compensation expense was recognized related to Restricted Stock Units during the year ended December 31, 2016.

As of December 31, 2016, there was $3.2 million of total unrecognized compensation cost related to unvested Restricted Stock Units. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.2 years.

Performance Share Units

The Company granted 513,678 performance share units during 2016 which vest over 3 years if the performance target set by the Compensation Committee is met. If less than 80 percent of the performance target is reached, zero percent of the performance share units will vest. Unvested performance share units in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. As of December 31, 2016, the performance targets were not met, none of the shares have vested, and no expense has been recognized.

Warrants

The Company issued warrants in conjunction with the acquisition and financing of SWIMS (see “Note 3 – Acquisition of SWIMS”) that are currently exercisable.

The warrant issued to Tengram has an estimated fair value of $465 thousand. The fair value of the warrant at the date of grant was determined using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $3.00 per share, an expected life (term) of 5 years, a volatility rate of 50%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrant, zero dividends, and a risk free interest rate of 1.14%.  In addition, a 20% discount for lack of marketability was applied based upon the Rule 144 one year restriction period.

The warrant issued to the SWIMS Seller has an estimated fair value of $45 thousand. The fair value of the warrant at the date of grant was determined using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $5.47 per share, an expected life (term) of 3 years, a volatility rate of 45%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrant, zero dividends, and a risk free interest rate of 0.85%  In addition, a 10% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period.

15.    (Loss) Earnings per Share

(Loss) earnings per share is computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding stock options, unvested RSUs, unvested PSUs, warrants, convertible Series A Preferred Stock and shares issuable upon the assumed conversion of the Modified Convertible Notes and the SWIMS Convertible Note. A reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	Year ended December 31,
	2016	2015
Basic (loss) earnings per share computation
Numerator:
(Loss) income from continuing operations	$(16,526)	$760
Loss from discontinued operations	(1,286)	—
Net (loss) income	$(17,812)	$760

Denominator:
Weighted average common shares outstanding	12,428	8,825

(Loss) earnings per common share - basic
(Loss) income from continuing operations	$(1.33)	$0.09
Loss from discontinued operations	(0.10)	—
(Loss) earnings per common share - basic	$(1.43)	$0.09

Diluted (loss) earnings per share computation
Numerator:
(Loss) income from continuing operations	$(16,526)	$760
Loss from discontinued operations	(1,286)	—
Net (loss) income	$(17,812)	$760

Denominator:
Weighted average common shares outstanding	12,428	8,825
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—
Dilutive common shares	12,428	8,825

(Loss) earnings per common share - diluted
(Loss) income from continuing operations	$(1.33)	$0.09
Loss from discontinued operations	(0.10)	—
(Loss) earnings per common share - diluted	$(1.43)	$0.09

For the year ended December 31, 2015, weighted average shares represent the number of shares issued to RG members in connection with the RG Merger.

For the year ended December 31, 2016, the following potential common shares were excluded from diluted (loss) earnings per share as the company had a net loss for the year (in thousands): 150 for outstanding stock options, 801 for unvested RSUs, 514 for unvested PSU’s, 650 for outstanding warrants, 4,480 related to the convertible Series A Preferred Stock, 1,207 related to the Modified Convertible Notes, and 4,394 related to the SWIMS Convertible Note. There were no potential common shares excluded from diluted (loss) earnings per share for the year ended December 31, 2015.

(Loss) Earnings Per Share under Two − Class Method

The Series A Preferred Stock has the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, is considered a participating security. The Series A Preferred Stock is included in the computation of basic and diluted loss per share pursuant to the two-class method. Holders of the Series A Preferred Stock do not participate in undistributed net losses because they are not contractually obligated to do so.

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

The following table provides a reconciliation of net (loss) income to preferred shareholders and common stockholders for purposes of computing net (loss) income per share for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Year ended December 31,
	2016	2015
Net (loss) income	$(17,812)	$760
Less: preferred dividends	4,694	-
Net (loss) income attributable to stockholders	(22,506)	760
Participating securities - Series A Preferred Stock (1)	-	-
Net (loss) income attributable to common stockholders	$(22,506)	$760

Denominator:
Weighted average common shares outstanding	12,428	8,825

(Loss) earnings per common share - basic and diluted under two-class method	$(1.81)	$0.09

(1)

As these shares are participating securities that participate in earnings, but do not participate in losses based on their contractual rights and obligations, this calculation demonstrates that there is no allocation of the loss to these securities.

16.    Income Taxes

Until the RG Merger on January 28, 2016, the Company was treated as a partnership for tax purposes. Pursuant to this status, taxable income or loss of the Company was included in the income tax returns of its owners. Consequently, no federal income tax provision was recorded through the RG Merger date.

We account for income taxes under the asset and liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

For financial reporting purposes, (loss) income from continuing operations before income taxes, includes the following components (in thousands):

	Year ended December 31,
	2016	2015
Domestic	$(15,731)	$917
Foreign	(1,995)	—
(Loss) income from continuing operations before income taxes	$(17,726)	$917

(Benefit) provision for Income Taxes

The (benefit) provision for income taxes of the following (in thousands):

	Year ended December 31,
	2016	2015
Current:
Federal	$(287)	$—
State	148	157
Foreign	36	—
	(103)	157
Deferred:
Federal	(572)	—
State	23	—
Foreign	(548)	—
	(1,097)	—
Total	$(1,200)	$157

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Federal and state NOL carryforward	$9,635	$—
Fixed assets	288	—
Accruals	644	—
Stock-based compensation	407	—
Inventory	1,118	—
Other intangibles	14,228	—
Allowance for customer credits and doubtful accounts	1,206	—
Deferred rent	1,537	—
Other	208	—
Deferred state income tax	434	—
Total gross deferred tax asset	29,705	—
Less: valuation allowance	(28,275)	—
Total deferred tax assets	$1,430	$—

Deferred tax liabilities:
Indefinite lived intangibles	$(10,702)	$—
Prepaids	(175)	—
Debt discount	(1,627)	—
Total gross deferred tax liability	(12,504)	—
Net deferred tax assets	$(11,074)	$—

Income tax (benefit) provision for the year ended December 31, 2016 related to continuing operations differ from the amounts computed by applying the U.S. statutory income tax rate of 34 percent to pretax loss as follows (in thousands):

	Year ended December 31,
	2016	2015
U.S. Federal (benefit) provision
At statutory rate	$(6,026)	$—
State taxes	113	53
Valuation allowance	22,514	—
Foreign tax differential	205	—
Disallowed interest expense	219	—
Change in entity status	(19,448)	—
Effect of uncertain tax positions	(287)	—
Book income from pre-transaction period	705	—
Transaction costs	810	—
Other	(5)	104
Total	$(1,200)	$157

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance, excluding any deferred tax liabilities for long-lived intangibles. The valuation allowance increased by $28.3 million during the year ended December 31, 2016. $2.0 million of that increase is associated with purchase accounting from the RG merger and $22.9 million is associated with the change in entity status.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2016, we had a net operating loss carryforward for federal income tax purposes of approximately $23.2 million, portions of which will begin to expire in 2018. We had a total state net operating loss carryforward of approximately $18.7 million, which will begin to expire in 2019. We had a foreign net operating loss carryforward of $1.7 million that has no expiration date. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The net operating losses are presented net of any expirations associated with such limitations.

Unrecognized Tax Benefits

Our unrecognized tax benefits were acquired as part of purchase accounting in fiscal 2016.  Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations and comprehensive (loss) income.  If we are eventually able to recognize our uncertain positions, our effective tax rate would be reduced.  We currently have a full valuation allowance against out net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.  Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examination by taxing authorities for years prior to 2012.

We have the following activity relating to unrecognized tax benefits (in thousands):

	Year ended December 31,
	2016	2015
Beginning balance	$—	$—
Gross increase - tax positions in prior periods	298	—
Gross decrease - tax positions in prior periods	—	—
Gross decrease - tax positions in current period	—	—
Settlements	—	—
Lapse in statutes of limitations	(217)	—
Ending balance	$81	$—

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipated any significant changes to unrecognized tax benefits over the next 12 months.

17.    Commitments and Contingencies

Operating Leases

The Company leases retail store locations and our corporate offices and warehouse under operating lease agreements expiring on various dates through April 2026. Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6 percent to 8 percent, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis from the possession date.

As of December 31, 2016, the future minimum rental payments under non‑cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2017	$6,903
2018	6,065
2019	5,952
2020	5,987
2021	6,126
Thereafter	15,839
$46,872

Rent expense was $9.2 million and $7.1 million for the years ended December 31, 2016 and 2015, respectively.

Letter of Credit

We maintained an irrevocable standby letter of credit for approximately $130 thousand representing the deposit on RG’s New York City retail store.  In April 2016, the letter of credit was terminated.

Employment Agreements

Certain of the Company’s officers and employees are under employment agreements with minimum required payments. Future minimum payments under these employment agreements total $2.6 million in 2017, $1.0 million in 2018, and $0.4 million in 2019.

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

On a quarterly basis, outstanding legal proceedings and claims are reviewed to determine if an unfavorable outcome is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. If it is determined that an unfavorable outcome is probable and is reasonably estimable, potential litigation losses are accrued for. The liability the Company may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts accrued for, if at all. If it is determined that an unfavorable outcome is not probable or reasonably estimable, no accrual is made.

18.    Segment Reporting and Operations by Geographic Areas

Segment Reporting

The following table (in thousands) contains summarized financial information by reportable segment:

	Year ended December 31,
	2016	2015
Net sales:
Wholesale	$108,829	$41,348
Consumer Direct	38,622	29,924
Corporate and other	1,816	1,785
	$149,267	$73,057

Gross profit:
Wholesale	$48,966	$20,458
Consumer Direct	28,710	22,685
Corporate and other	1,816	1,785
	$79,492	$44,928

Operating expenses:
Wholesale	$19,472	$4,877
Consumer Direct	28,989	20,865
Corporate and other	41,184	17,711
	$89,645	$43,453

Operating (loss) income:
Wholesale	$29,494	$15,581
Consumer Direct	(279)	1,820
Corporate and other	(39,368)	(15,926)
	$(10,153)	$1,475

Capital expenditures:
Wholesale	$527	$180
Consumer Direct	1,160	4,468
Corporate and other	151	190
	$1,838	$4,838

	December 31, 2016	December 31, 2015
Total assets:
Wholesale	$44,793	$39,007
Consumer Direct	10,093	11,303
Corporate and other	111,285	32,549
	$166,171	$82,859

Operations by Geographic Area

Currently, we do not have any material reportable operations outside of the United States.

19.    Related Party Transactions

Peter Kim

The Company entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Chief Executive Officer of Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, the Company entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim.  Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of common stock issuable upon conversion of his Modified Convertible Notes. See “Note 12 – Debt and Preferred Stock.” As of December 31, 2016, the amount outstanding under the convertible note payable to Mr. Kim was $8.6 million and accrued interest of $141 thousand.

Under the new non-competition agreement with Differential and Hudson, which became effective as of the closing date of the RG Merger, Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson that is competitive to Differential, Hudson or the Company’s respective subsidiaries for a period of up to three years from January 28, 2016.

Registration Rights Agreement

On the closing date of the RG Merger, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are major stockholders of the Company, the noteholders party to the Rollover Agreement (including Mr. Kim and Fireman), and Michael Buckley, our Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, the Company is required to provide certain demand and piggyback registration rights to the parties to the Registration Rights Agreement. In particular, the Company is required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of common stock (i) issued to the parties to the Registration Rights Agreement in connection with the RG Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Preferred Stock and the Modified Convertible Notes. Prior to the closing date of the RG Merger, the Company had a substantially similar registration rights agreement with the holders of the original convertible notes, which included Fireman and Mr. Kim.

Employment Agreements with Officers

The Company entered into employment agreements with Mr. Buckley, Mr. Kim and Bob Ross, our Chief Financial Officer. The agreements have varying initial terms, but Mr. Buckley’s and Mr. Ross’s contain automatic one-year renewals, unless terminated by either party, and provide for minimum base salaries adjusted for annual increases, incentive bonuses based upon the attainment of specified goals, and severance payments in the event of termination of employment, as defined in the employment contracts.

Payments to Tengram Capital Partners, LP

From time to time, the Company expects to reimburse Tengram Capital Partners, LP, an entity that is also a stockholder, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request.  For the year ended December 31, 2016, the Company recorded related party expenses of $1.0 million, which included (i) $0.8 million of reimbursement for legal fees incurred by TCP Denim, LLC, in connection with the purchase of the Series A Preferred Stock and RG Merger; and (ii) $41 thousand of pre-RG Merger management fees that were paid by RG that are non-recurring as a result of the RG Merger. For the year ended December 31, 2015, RG paid $0.5 million related to annual management fees and expenses that are non-recurring as a result of the RG Merger.

SWIMS® Transaction

In connection with the acquisition of SWIMS® in July 2016, the Company entered into certain financing arrangements with Tengram Partners Fund II, L.P., an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC.  See “Note 3 – Acquisition of SWIMS.” As of December 31, 2016, the amount outstanding under the convertible note payable to Tengram Partners Fund II, L.P. was $13.2 million and accrued interest of $56 thousand.

20.    Supplemental Cash Flow Information

	Year ended December 31,
	2016	2015
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$4,861	$561
Income taxes paid	$2,570	$157

Supplemental disclosures of non-cash investing and financing activities:
Accrued distribution to members	$—	$1,366
Accrued transaction costs	$—	$1,137
Common stock issued in reverse acquisition with Robert Graham	$20,000	$—
Issuance of convertible notes	$16,473	$—
Debt discount recorded in connection with convertible notes	$4,673	$—
Contribution of Robert Graham in exchange for common shares	$12,751	$—
Reclassification of other assets to offering costs	$812	$—
Reclassification of other assets to deferred financing costs	$349	$—
Common stock issued in acquisition of SWIMS	$1,750	$—
Debt discount recorded in connection with short-term convertible note	$465	$—
Warrants issued in acquisition of SWIMS	$45	$—
Unpaid purchases of property and equipment	$143	$351
Unpaid taxes in lieu of shares issued for stock-based compensation	$167	$—

21.    Employee Benefit Plans

The Hudson Clothing LLC 401(k) Plan (the “Hudson Plan”), covers employees employed by Hudson. All employees who have worked for Hudson after 6 months may participate in the Hudson Plan and may contribute up to the maximum amount allowed by law of their salary to the plan. The Company may make matching contributions on a discretionary basis.

The Differential Brands Group Inc. 401(k) Plan (the “DBG Plan”), covers employees employed by Differential Brands Group, Inc. All employees who have worked for Differential Brands Group Inc. after 6 months may participate in the DBG Plan and may contribute up to the maximum amount allowed by law of their salary to the plan. The Company may make matching contributions on a discretionary basis. All employees who have worked 1,000 hours qualify for profit sharing in the event at the end of each year the Company decides to do so.

The Robert Graham Design 401(k) Plan (the “RG Plan”), covers employees employed by Robert Graham and SWIMS. After completing 90 days of service, all employees who have worked for Robert Graham or SWIMS become eligible to participate in the RG Plan from the first day of each calendar quarter and may contribute up to the maximum amount allowed by law of their salary to the plan. The Company may make matching contributions on a discretionary basis. All employees who have worked 1,000 hours qualify for profit sharing in the event at the end of each year the Company decides to do so.

Administrative expense for these plans totaled $22 thousand and $23 thousand for the years ended December 31, 2016 and 2015, respectively, included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income. Matching contributions were $234 thousand and $0 for the years ended December 31, 2016 and 2015, respectively, included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income.

22.    Restructuring

During the year ended December 31, 2016, the Company recorded $1.6 million of restructuring charges in connection with the RG Merger related to severance and benefit related costs, and termination of consulting arrangements. These charges are included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income. There were no restructuring charges accrued for at December 31, 2016 and 2015. The Company does not expect to incur any additional charges associated with these transactions.

23.    Subsequent Events

Effective January 18, 2017, the Company and Tengram Capital Partners Fund II, L.P., which is affiliated with certain Tengram entities that are major stockholders of the Company, amended the maturity date of the 3.75% the Convertible Note, principal amount $13.0 million, originally issued on July 18, 2016 to Tengram. Pursuant to the amendment, the maturity date of the Convertible Note was extended to July 18, 2017. The Company had issued the Convertible Note to finance the acquisition of SWIMS. By its original terms, the Convertible Note was scheduled to convert on the maturity date of January 18, 2017 to the extent not repaid in cash on or prior to such date, into up to 4,500,000 newly issued shares of the Company’s Series A-1 Preferred Stock at a conversion price of $3.00 per share. Following this amendment, all other terms of the Convertible Note remain the same, including the conversion of the Convertible Note upon the extended maturity date.

On March 27, 2017, the Company entered into (i) Amendment No. 2 to the Term Credit Agreement to modify certain defined terms, add a liquidity covenant, and revise certain existing covenants and (ii) Amendment No. 2 to the ABL Credit Agreement to confirm certain defined terms to those in Amendment No. 2 in the Term Credit Agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accounting firm, CohnReznick LLP (“CohnReznick”), which has served us since the audit committee (the “Audit Committee”) of our Board of Directors approved its engagement for the fiscal year ended December 31, 2016 on July 6, 2016. In appointing CohnReznick, the Audit Committee also dismissed Moss Adams LLP (“Moss Adams”) as our independent registered public accounting firm.  In connection with Moss Adams’s audits of our consolidated financial statements for each of the two fiscal years ended November 30, 2015 and 2014 and in the subsequent interim period from January 1, 2016 through July 6, 2016, (i) there were no disagreements with Moss Adams on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which, if not resolved to Moss Adams’s satisfaction, would have caused Moss Adams to make reference to the matter in its report, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Additionally, as part of the RG Merger, the Company adopted RG’s fiscal year of December 31, changing from the Company’s previous fiscal year of November 30. Prior to the RG Merger, Citrin Cooperman & Company, LLP (“Citrin”) was RG’s independent registered public accounting firm, whereas Moss Adams was the Company’s independent registered public accounting firm. Because RG was deemed the accounting acquirer for accounting purposes, the Company’s continued use of Moss Adams as its independent registered public accounting was considered a change in accountants reportable under Item 304 of Regulation S-K. Thus, as previously reported in our Current Report on Form 8-K, on May 12, 2016, the Audit Committee: (i) formally dismissed Citrin from its role as independent registered public accounting firm, effective May 12, 2016; and (ii) formally approved the engagement of Moss Adams as the post-RG Merger Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016, effective May 12, 2016. During the fiscal years ended December 31, 2015 and 2014 and in the interim period between January 1, 2016 and May 12, 2016, (i) there were no disagreements with Citrin on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which, if not resolved to Citrin’s satisfaction, would have caused Citrin to make reference to the matter in its report, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in 13a‑15(e) and 15‑d‑15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. For more information on our analysis of previously reported material weaknesses in our internal control over financial reporting, see “—Changes in Internal Control Over Financial Reporting” below.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a smaller reporting company.

Changes in Internal Control Over Financial Reporting

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As reported in “Part I. Item 4. Controls and Procedures” of our Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2016 and on Forms 10-Q for the quarterly periods ended June 30, 2016 and September 30, 2016, our management previously determined that our internal control over financial reporting was not effective as of March 31, 2016, June 30, 2016 and September 30, 2016 due to material weaknesses in internal control over financial reporting. In particular, we did not have adequately designed and documented management review controls to properly detect or prevent errors and omissions of certain required disclosures within our unaudited condensed consolidated financial statements, financial data and related disclosures for the quarterly period ended March 31, 2016 (the “Q1 2016 Financial Statements”) included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed with the SEC on May 16, 2016 (the “Original Q1 2016 Form 10-Q”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The errors were identified in the course of preparing our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.  The errors and omissions, which are discussed further below, related to the following: (i) the classification and accounting treatment of the closure of 14 Joe’s® brand retail stores as of February 29, 2016 as discontinued operations; (ii) the accounting treatment for the dividend payable on the Company’s Series A Preferred Stock; (iii) the effect of the Modified Convertible Notes on the calculation of basic and diluted weighted average shares outstanding; and (iv) the lack of disclosures in the financial statements for the calculation of earnings per share under the two-class method, non-cash supplemental cash flow information, certain accounting policies, pro forma financial information, certain related party disclosures and information relating to goodwill and intangible assets and the fair value of financial instruments.

As a result of the identification of such errors, as reported in our Current Report on Form 8-K filed on August 16, 2016 and our subsequently-filed Quarterly Reports on Form 10-Q, our board of directors, in consultation with management, concluded that: (i) our previously issued Q1 2016 Financial Statements should no longer be relied upon due to the errors identified therein; and (ii) such financial statements required restatement. On August 16, 2016, we filed our Quarterly Report on Form 10-Q/A for the period ended March 31, 2016 containing such amended and restated Q1 2016 Financial Statements.

As reported in “Part I. Item 4. Controls and Procedures” of our Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2016 and our subsequently-filed Quarterly Reports on Form 10-Q, management determined that these errors and omissions resulted from two material weaknesses in our internal control over financial reporting.

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

These material weaknesses in our internal control over financial reporting led to errors being identified on the balance sheet as of March 31, 2016, the statements of operations, equity and cash flows for the three months ended March 31, 2016 and the related footnotes thereto included in our Original Q1 2016 Form 10-Q. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediating the Material Weaknesses

After identifying the material weaknesses described above, our management team (including our Chief Executive Officer and Chief Financial Officer), with the support of external advisors and the oversight of our Audit Committee, evaluated, designed, approved and implemented the appropriate remedial actions to address the material weaknesses and strengthen the Company’s internal control environment.  Based on these actions, which were tested as of December 31, 2016, our management has determined that the above-referenced material weaknesses were fully remediated as of December 31, 2016. As a result, we determined that our internal control over financial reporting was effective as of that date. For more information, see “Management’s Report on Internal Control Over Financial Reporting.” We intend to continue carrying out these actions, as described below, and other actions on an ongoing basis in order to maintain effective, and continue enhancing, our internal control over financial reporting.

Material Weakness Related to Complex, Non-Routine Transactions

•

We have engaged a third-party expert consulting firm specializing in technical accounting and financial reporting issues to assist our management with the review of the accounting treatment and the financial reporting and disclosure of complex and non-recurring transactions.

o

We have collaborated, and intend to continue collaborating, with this firm on complex transactions similar to the transactions that gave rise to the previously disclosed errors in accounting treatment and disclosures in our Q1 2016 Financial Statements and our Original Q1 2016 Form 10-Q.

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

o

The disclosure committee is currently composed of our Chief Financial Officer, our Senior Vice President, Legal & General Counsel and our Director of SEC and Financial Reporting. This committee reports to our Chief Executive Officer.

o

The committee is charged with reviewing our SEC filings, financial reporting and disclosure of recurring and routine transactions on a quarterly basis and overseeing our evaluation of the accounting treatment and financial statement disclosure of such transactions.

o	In preparation for the filing of this Annual Report, the disclosure committee met, discussed and completed a detailed review of the report, including the financial data and disclosures.

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

As part of its evaluation of disclosure controls and procedures as of December 31, 2016, management also reviewed its assessment of the Company’s internal control over financial reporting with the Audit Committee, and the Audit Committee agreed with the conclusions. Management, as well as our independent registered public accounting firm, will continue to meet regularly with the Audit Committee to review accounting, reporting, auditing, disclosure control and internal control matters, and will continue to test collectively the ongoing operating effectiveness of the new and existing controls.  We are committed to enhancing our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Except for the matters discussed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Amendment No. 2 to Term Credit Agreement; Amendment No. 2 to ABL Credit Agreement

On March 27, 2017, we amended our Term Credit Agreement, between us, our subsidiaries borrowers or guarantors thereto, the lenders party thereto and TCW Asset Management Company, as agent (“TCW”), by entering into Amendment No. 2 to Term Credit Agreement (the “Term Credit Amendment”). Among other things, the Term Credit Amendment amends the Term Credit Agreement’s margin provisions to modify certain defined terms, add a liquidity covenant, revise certain covenants, and set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017.

On March 27, 2017, we also amended our ABL Credit Agreement, between us, our subsidiaries borrowers or guarantors thereto and Wells Fargo Bank, National Association, as lender, by entering into Amendment No. 2 to ABL Credit Agreement (the “ABL Credit Amendment”). The ABL Credit Amendment amends the definition of “EBITDA” to conform to that in the Term Credit Amendment, and includes certain other conforming changes.

Copies of the Term Credit Amendment and ABL Credit Amendment are attached hereto as Exhibits 10.29 and 10.28, respectively, and are incorporated by reference herein. The descriptions of the Term Credit Amendment and the ABL Credit Amendment are summaries only and are qualified in their entirety by the terms of the Term Credit Amendment and ABL Credit Amendment.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Executive Officers

For certain information relating to our executive officers and directors as of March 10, 2017, please see “Executive Officers and Directors” in Part I of this Annual Report.

Directors

The information provided below is biographical information about each of our directors as of March 10, 2017.

Name	Age	Position
William Sweedler	50	Chairman of the Board of Directors of the Company; Co‑Founder and Managing Partner, Tengram Capital Partners
Michael Buckley	53	Chief Executive Officer and Director of the Company
Matthew Eby	45	Director of the Company; Co‑Founder and Managing Partner, Tengram Capital Partners
Kelly Hoffman	58	Director of the Company; Chief Executive Officer and Director, Ring Energy, Inc.
Walter McLallen	51	Director of the Company; Managing Director, Meritage Capital Advisors
Kent Savage	55	Director of the Company; General Partner, Savage Interests LP; Chief Executive Officer, Icon.me, LLC
Andrew Tarshis	51	Director of the Company; Chief Operating Officer/Chief Compliance Officer and Partner, Tengram Capital Partners

The following table identifies the current members of our Board serving on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

		Compensation and	Nominating and
Name	Audit	Stock Option	Governance
William Sweedler		Chair	X
Matthew Eby			Chair
Kelly Hoffman	X
Walter McLallen	X	X
Kent Savage (1)	Chair		X
Andrew Tarshis		X

(1)	Mr. Savage has been designated to be an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.

As previously reported in our Current Report on Form 8‑K filed with the SEC on January 29, 2016, in connection with the completion of the RG Merger, Samuel J. Furrow resigned from his position as Interim Chief Executive Officer and Chairman of the Board of Directors, and each of Joanne Calabrese and Suhail R. Rizvi resigned as directors of the Company. Pursuant to the Stock Purchase Agreement, the Certificate of Designation and in connection with the consummation of the RG Merger, on January 28, 2016, the Series A Purchaser designated Matthew Eby, William Sweedler and Andrew Tarshis to serve together with the Company’s continuing directors, Kelly Hoffman and Kent Savage. The Board of Directors then appointed Walter McLallen and Michael Buckley as directors of the Company and William Sweedler as Chairman of the Board of Directors.

William Sweedler has served as Chairman of our Board of Directors since January 2016. Since January 2011, Mr. Sweedler has been a Co‑Founder and General Partner of Tengram Capital Partners, a consumer private equity firm formed to invest in the consumer and retail sectors. Prior to that, Mr. Sweedler was the founder and Chief Executive Officer of Windsong Brands, a diversified brand development and investment company that specialized in the acquisition, growth, licensing, and comprehensive management of consumer branded intellectual property and businesses. Mr. Sweedler is currently Chairman of the Board of Sequential Brands Group, Inc. (NASDAQ: SQBG), as well as a director at the following privately held companies: NEST Fragrances, Tommie Copper, Luciano Barbera and Zanella. Prior to founding Windsong Brands, he was President and Chief Executive Officer of Joe Boxer, a wholly owned division of the Iconix Brand Group Inc. (NASDAQ: ICON) of which he was also an Executive Vice President and Director. Mr. Sweedler has a B.S. in Finance and Investments from Babson College with a BS in Finance and Investments.

Michael Buckley has served as a member of our Board of Directors and our Chief Executive Officer since January 2016. Prior to the RG Merger, Mr. Buckley served as Chief Executive Officer of Robert Graham since June 2011. From 2006 to 2010, Mr. Buckley served as the President of True Religion Apparel Inc. From 2001 to 2005, Mr. Buckley served as President and Chief Executive of North American operations for the Ben Sherman Group. From 1996 to 2001, Mr. Buckley served as Vice President of Diesel USA, a retail apparel company, where he oversaw all U.S.-based retail and financial operations of Diesel® Jeans U.S.A.

Matthew Eby has served as a member of our Board of Directors since January 2016. Since January 2011, Mr. Eby has been a Co‑Founder and General Partner of Tengram Capital Partners where he is responsible for originating, underwriting and monitoring of investments and co‑manages the daily activities of the firm. Mr. Eby serves as Chairman of NEST Fragrances and Deva Curl and is a member of the board of directors of Laura Geller Beauty. Prior to founding Tengram, Mr. Eby was the founder and Chief Investment Officer of JAWS Estates Capital, the private investment office of Barry Sternlicht and the Sternlicht family. In 2009, on behalf of Starwood Capital Group, he oversaw the initial public offering of Starwood Property Trust (NYSE: STWD), a mortgage REIT focused on commercial real estate properties that raised over $930 million. Prior to founding JAWS, Mr. Eby was an associate at Morgan Stanley where he helped to found a group designed to facilitate interaction between the Investment Banking Division and the High Net Worth and Retail Divisions. Before entering the investment industry, Mr. Eby served five years as an officer in the U.S. Navy. Mr. Eby holds an M.B.A. from Harvard Business School and a B.Sc from the United States Naval Academy.

Kelly Hoffman has served as a member of our Board of Directors since June 2004. Since January 2013, Mr. Hoffman has served as the Chief Executive Officer and Director of Ring Energy, Inc. (NYSE: REI), an oil and gas exploration, development and production company with operations in Texas and Kansas. From December 2011 until January 2013, Mr. Hoffman served as a consultant to numerous companies in the oil and gas industry. From April 2008 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company specializing in the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. From 1998 until September 2009, Mr. Hoffman served as Chairman of the Board of Directors and Chief Executive Officer of Varsity Media Group Inc., a technology and new media company. From 1991 until 1998, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico whereby he purchased over 20,000 acres and drilled over 75 successful oil wells. Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions. Mr. Hoffman attended Texas Tech University and majored in Business Administration.

Walter McLallen has served as a member of our Board of Directors since January 2016. Since 2004, Mr. McLallen has served as the Managing Director of Meritage Capital Advisors. Mr. McLallen also has extensive board and organizational experience across numerous corporate and non‑profit boards, including, most recently, serving as Vice Chairman of Remington Outdoor Company, a billion-dollar consumer products company for over nine years. At Remington Outdoor Company, Mr. McLallen also served on the executive committee, audit committee, compensation committee, and investment and benefits committee. In addition, since 2016, Mr. McLallen has also served as a member of the board of directors of AerCap Holdings N.V. (NYSE:AER), a global leader in aircraft leasing. Mr. McLallen holds a B.A. from the University of Illinois Urbana-Champaign.

Kent Savage has served as a member of our Board of Directors since July 2003. Since 2000, Mr. Savage has served as the General Partner of Savage Interests LP, a limited partnership for investments. Since 2012, Mr. Savage has also served as co-founder and Chief Executive Officer of Icon.me, LLC. From June 2005 until 2010, Mr. Savage served as Founder and Chief Executive Officer of Famecast, Inc., a privately-held interactive branded entertainment and contest management company. From January 2004 until June 2005, Mr. Savage served as Chief Executive Officer for Digital Lifestyles Group, Inc., a publicly-traded manufacturer and distributor of personal computers, and in connection, Mr. Savage created the hip-e™ computer. Between February 2003 and January 2004, Mr. Savage served in various consulting capacities to start-up companies. From September 2002 until February 2003, Mr. Savage served as Co-Founder, Chief Sales and Marketing Officer for TippingPoint Technologies (NASDAQ: TPTI), which was later acquired by 3Com. From February 1999 until August 2001, Mr. Savage served as co-founder, Chief Executive Officer and President for Netpliance, Inc., which completed an initial public offering (NASDAQ: NPLI). From April 1998 until February 1999, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc.’s service provider line of business. From July 1996 until April 1998, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc., which was acquired by Cisco Systems, Inc. (NASDAQ: CSCO). Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia’s Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University.

Andrew Tarshis has served as a member of our Board of Director since January 2016. Since January 2011, Mr. Tarshis has served as a Partner of Tengram Capital Partners, as well as Chief Operating Officer and Chief Compliance Officer. Prior to joining Tengram, Mr. Tarshis was Executive Vice President and General Counsel at Iconix Brand Group, Inc. (NASDAQ: ICON), a brand management and licensing company, where he was involved in all aspects of the Company’s strategic and legal affairs, including M&A, financing, licensing and intellectual property, governance, SEC and other regulatory and compliance matters. Prior to joining Iconix, Mr. Tarshis served as Senior Vice President and General Counsel for Windsong Allegiance Group, LLC, former owner of the Joe Boxer and Hathaway brands, and as a corporate attorney for Toys R Us, Inc., specializing in intellectual property. Mr. Tarshis received his J.D. from the University of Connecticut School of Law and a B.A. from the University of Michigan, Ann Arbor.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.differentialbrandsgroup.com under our “Investor Relations” heading or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Compliance Officer at our corporate headquarters at the following address: 1231 South Gerhart Avenue, Commerce, California 90022 or by calling (323) 890‑1800. You may also find a copy of our Code of Business Conduct and Ethics filed as Exhibit 14 to our Annual Report on Form 10‑K for the fiscal year ended November 29, 2003 filed with the SEC on February 27, 2004.

To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver granted from a provision of such code on our website at www.differentialbrandsgroup.com within the same time frame that would otherwise be required by a Form 8‑K. The information contained or connected to our website is not incorporated by reference into this Annual Report and should not be considered a part of this or any other report that we file with or furnish to the SEC.

Audit Committee

The Audit Committee is currently comprised of Messrs. Hoffman, McLallen and Savage. Mr. Savage serves as Chairman of the Audit Committee.

Currently, all Audit Committee members are financially literate and “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Savage has also been designated to be an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.

Procedures for Nomination of Directors by Shareholders

Since the date of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 17, 2016, no change has occurred in the procedures through which stockholders may nominate directors for election at the Company’s annual meeting of stockholders. These procedures are described under “Proposal No. 1—Corporate Governance Matters—Stockholder Nominations” in that proxy statement.

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

Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis, except as follows: (i) Mr. Hamish Sandhu filed a Form 4 on September 30, 2016 for a transaction involving the disposition of 989 shares of our common stock for minimum tax withholdings that occurred on January 28, 2016, due to an administrative oversight; (ii) TCP Denim, LLC and Tengram Capital Associates II, LLC filed a Form 3, on Form 3/A on February 10, 2016, reporting their beneficial ownership of the Series A Convertible Preferred Stock held by TCP Denim, LLC as of January 28, 2016, as they did not timely receive their SEC filing codes; (iii) Tengram Capital Partners Gen2Fund, L.P. and TCP RG, LLC filed a Form 3, on Form 3/A on February 10, 2016, reporting their beneficial ownership of the common stock held by TCP RG, LLC and TCP RG II, LLC as of January 28, 2016, as they did not timely receive their SEC filing codes; and (iv) each of William Sweedler and Matthew Eby filed, and Tengram Capital Partners Fund II, L.P. and Tengram Capital Associates II, LLC jointly filed, a Form 4 on January 24, 2017 reporting the issuances of the SWIMS Warrant and the SWIMS Convertible Note made on July 18, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

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

For our fiscal year ended December 31, 2016, our “Named Executive Officers,” consisting of (i) our principal executive officer until January 28, 2016, (ii) our principal executive officer through the remainder of the fiscal year and (iii) our two most highly compensated executive officers other than our principal executive officer for the fiscal year ended December 31, 2016, include:

•	Samuel J. Furrow, Former Interim Chief Executive Officer and Chairman of the Board of Directors
•	Michael Buckley, Chief Executive Officer
•	Hamish Sandhu, Former Chief Financial Officer

•	Peter Kim, Chief Executive Officer of Hudson

Effective February 11, 2015, the Board of Directors appointed Samuel J. Furrow as our Interim Executive Officer. In connection with the completion of the RG Merger, effective January 28, 2016, Samuel J. Furrow resigned as our Interim Executive Officer and Chairman of the Board of Directors and the Board of Directors appointed Michael Buckley as Chief Executive Officer.  On January 26, 2017, Hamish Sandhu resigned as our Chief Financial Officer and the Board of Directors appointed Bob Ross as our Chief Financial Officer.

“Say on Pay” Vote

At our 2014 annual meeting of stockholders held on May 8, 2014, our stockholders were asked to consider and vote on a resolution approving the compensation of our Named Executive Officers, commonly referred to as “say on pay.” A substantial majority of our stockholders approved the compensation of our Named Executive Officers, with approximately 76 percent of the votes cast in favor of that “say on pay” resolution. While we are pleased with our stockholder support, we will continue to actively evaluate our executive compensation program.

Compensation Philosophy

Our executive compensation program is designed to provide proper incentive to management to maximize performance in order to encourage creation of stockholder value and achievement of strategic corporate objectives, attract and retain qualified, skilled and dedicated executives on a long‑term basis, reward past performance and provide incentives for future performance.

In keeping with these objectives, our goal is to (1) align the interests of the executive officers with the interests of our stockholders, (2) ensure the long‑term commitment of our management team, and (3) ensure accountability for both our overall performance and the individual’s performance and contribution.

In setting the level of cash and equity compensation, the Compensation Committee of our Board of Directors considers various factors, including our overall performance and the individual’s performance during the year, the uniqueness and relative performance of the executive’s skill set, the expected future contribution to us and competitive conditions. In addition, the Compensation Committee considered our stockholders’ affirmative “say on pay” vote at our annual meeting in October 2011 and again in May 2014 and continued to apply the same principles in determining the amounts and types of executive compensation. In addition, our Compensation Committee reviews compensation for our Chief Executive Officer, and considers the recommendation by the Chief Executive Officer for the other Named Executive Officers other than the Chief Executive Officer.

Elements of Compensation

Our compensation structure for our Named Executive Officers consists of a combination of (1) base salary, (2) long‑term incentive awards primarily through grants of restricted stock and restricted stock units pursuant to our stock incentive plans, (3) company paid benefits, including medical insurance, dental insurance, 401(k) Plan, disability insurance, life insurance and flexible spending accounts, and (4) discretionary cash bonuses for certain of our Named Executive Officers. The Compensation Committee also takes into account certain change in control provisions available to our Named Executive Officers.

2016 Compensation

As described below in “Employment Contracts and Termination of Employment and Change in Control Arrangements,” we entered into an employment agreement with Mr. Buckley and a new employment agreement with Mr. Kim each of which became effective upon completion of the RG Merger on January 28, 2016. Also, on January 15, 2016, the Compensation Committee of the Board of Directors approved a cash bonus of $10 thousand to Hamish Sandhu, former Chief Financial Officer.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our Named Executive Officers for the fiscal years ended December 31, 2016 and 2015, respectively (rounded to the nearest thousand).

				Stock	All Other
Name and Principal Position	Year	Salary(1)	Bonus(1)	Awards(2)	Compensation(3)	Total
Michael Buckley (4)	2016	$600,000	$—	$825,655	$13,980	$1,439,635
Chief Executive Officer	2015	—	—	—	—	—

Peter Kim	2016	$600,000	$—	$292,975	$26,500	$919,475
Chief Executive Officer—Hudson Subsidiary	2015	500,000	—	—	23,900	523,900

Hamish Sandhu	2016	$362,500	$10,000	$—	$27,500	$400,000
Former Chief Financial Officer	2015	299,000	—	—	25,900	324,900

Samuel J Furrow (5)	2016	$—	$—	$—	$98,000	$98,000
Former Interim Chief Executive Officer and Chairman of the Board	2015	—	—	—	—	—

(1)

Salary amount includes a payout for earned but unused vacation at the Named Executive Officer’s daily rate. In accordance with our employee handbook, all regular full‑time employees are eligible to be paid out for earned but unused vacation at the end of each fiscal year. Payout for fiscal 2014 and 2015 was made in January 2016 for Mr. Sandhu. Also, on January 15, 2016, the Compensation Committee of the Board of Directors approved a cash bonus of $10 thousand to Mr. Sandhu.

(2)

Represents restricted stock units (“RSUs”) issued pursuant to the Differential Brands Group Inc. 2016 Stock Incentive Plan and reflects the grant date fair value dollar amount of RSUs recognized by us as stock compensation expense in our financial statements for reporting purposes in accordance with Accounting Standards Codification 718 (“ASC 718”). For a discussion on the assumptions made regarding the valuation of the stock awards, please see “Notes to Consolidated Financial Statements—Note 14—Equity—Stock Incentive Plans.” For a discussion of performance share units (“PSUs”) issued pursuant to the Differential Brands Group Inc. 2016 Stock Incentive Plan, see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Michael Buckley” and “Employment Contracts and Termination of Employment and Change in Control Arrangements—Peter Kim—New Employment Agreement.”

(3)	The following table details the components of this column:

		Benefit of
		Company Paid
		Health		Board of
Name and principal position	Year	Insurance(a)	401(k) Match	Directors Fees	Total
Michael Buckley	2016	$13,104	$876	$—	$13,980
	2015	—	—	—	—
Peter Kim	2016	$22,500	$4,000	$—	$26,500
	2015	20,000	3,900	—	23,900
Hamish Sandhu	2016	$21,000	$6,500	$—	$27,500
	2015	18,000	7,900	—	25,900
Samuel J. Furrow	2016	$—	$—	$98,000	$98,000
Former Interim Chief Executive Officer and Chairman of the Board	2015	—	—	—	—

(a)	This amount represents health premiums paid on behalf of the Named Executive Officer in excess of premiums paid for other employees.

(4)	Mr. Buckley received no compensation for his services as a member of our Board of Directors in fiscal 2016.
(5)

Mr. Furrow did not receive any additional compensation for his service as interim chief executive officer from January 2015 until January 2016. This amount represents his cash payment for service as a member of our board of directors for fiscal 2015 that was paid in January 2016.

Outstanding Equity Awards at 2016 Fiscal Year‑End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers during our fiscal year ended December 31, 2016.

	Option awards				Stock awards
								Equity		Equity
								incentive		incentive
								plan		plan
								awards:		awards:
								Number of		Market or
								unearned		payout
								shares,		value of
	Number of	Number of			Number of		Market value	units or		unearned
	securities	securities			shares or		of shares or	other		shares,
	underlying	underlying			units of		units of	rights		units or
	unexercised	unexercised	Option	Option	stock that		stock that	that		other rights
	options	options	exercise	expiration	have not		have not	have not		that have
Name	Exercisable	Unexercisable	price	date	vested		vested	vested		not vested

Michael Buckley	—	—	—	—	289,176	(1)	$679,564	347,011	(3)	$652,381
Peter Kim	—	—	—	—	166,667	(2)	$391,667	166,667	(4)	$313,334
Hamish Sandhu	—	—	—	—	—		$—	—		$—
Samuel J. Furrow	—	—	—	—	—		$—	—		$—

(1)

These RSUs vest as follows: 144,588 shares vest on December 31, 2017 and 144,588 shares vest on December 31, 2018. This figure represents the remaining amount to vest as of December 31, 2016. For more information on the Buckley RSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Michael Buckley.”

(2)

These RSUs vest as follows: one-third of the shares vested on January 28, 2017, one-third vest January 28, 2018, and one-third vest on January 28, 2019. This figure represents the remaining amount to vest as of December 31, 2016. For more information on the Kim RSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Peter Kim—New Employment Agreement.”

(3)

Represents the remaining amount of shares to vest under the Buckley PSU Award (as defined below) as of December 31, 2016. For more information on the Buckley PSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Michael Buckley.”

(4)

Represents the remaining amount of shares to vest under the Kim PSU Award (as defined below) as of December 31, 2016. For more information on the Kim PSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Peter Kim—New Employment Agreement.”

Employment Contracts and Termination of Employment and Change in Control Arrangements

Change in Control Provisions

Each of Mr. Buckley’s and Mr. Kim’s employment agreements contain certain change in control provisions. These provisions provided each person with certain compensation arrangements in the event that a change in control occurs prior to its termination. For more information, see “—Peter Kim” and “—Michael Buckley” below. In addition, our Amended and Restated Plan contained a change in control provision which provided for the immediate vesting in full of all grants or lapse of all restrictions for all grantees, including our Named Executive Officers, in the event a change in control occurred. In connection with that provision, the remaining shares of Mr. Sandhu’s RSU award immediately vested on January 28, 2016 in connection with the RG Merger.  We no longer grant any shares under our Amended and Restated Plan since the adoption of our Differential Brands Group Inc. 2016 Stock Incentive Plan in November 2016.  In the event of a change in control under our Differential Brands Group Inc. 2016 Stock Incentive Plan, the Board of Directors or the Compensation Committee has the discretion to accelerate vesting on all or any portion of a particular outstanding award. For more information on our equity incentive plans, including their change in control provisions, see “Item 12—Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Peter Kim

Old Employment Agreement (Through January 2016)

In connection with the acquisition of Hudson, we entered into an employment agreement with Peter Kim pursuant to which Mr. Kim serves as the Chief Executive Officer of Hudson. The employment agreement became effective on September 30, 2013 upon completion of the acquisition of Hudson, and had a term of three years. Mr. Kim’s initial base salary was $500 thousand per year, and such amounts were to be reviewed by the Compensation and Stock Committee at least annually, provided that the base salary was decreased during Mr. Kim’s term of employment. In addition to his base salary, Mr. Kim was eligible to receive an annual discretionary bonus targeted at 50% of his base salary, based on the satisfaction of criteria and performance standards as established in advance and agreed to by Mr. Kim and the Compensation Committee. The employment agreement also provided Mr. Kim with certain other benefits and the reimbursement of certain expenses.

In the event of a termination of Mr. Kim’s employment for any reason or no reason, we were required to pay Mr. Kim for (i) his accrued but unpaid base salary through the date of termination, (ii) any accrued but unused vacation time, (iii) any unreimbursed expenses, and (iv) any bonus amounts that have been earned but have not been paid, and any bonus for the period in which termination occurred, prorated for the partial period, any rights under any benefit or equity plan, program or practice, and his rights to indemnification and directors and officers liability insurance.

In addition, in the event of a termination of Mr. Kim’s employment without Cause or in the event that Mr. Kim voluntarily terminated his employment for “Good Reason”, we were also required (i) to make a severance payment to Mr. Kim equal to twelve months of his base salary, payable in twelve monthly installments and (ii) pay for the COBRA premiums (to the extent they exceed applicable active employee rates) on our group medical plan for Mr. Kim and his spouse and dependents for the shorter of the first 12 months of such coverage or his period of COBRA eligibility. Our obligation to provide the foregoing severance benefits is subject to Mr. Kim’s execution of a settlement agreement and release. “Cause” is defined as: (i) conviction of an offense involving an act of dishonesty, fraud or any other act of moral turpitude, or using alcohol, narcotics or illegal drugs to such an extent that it repeatedly materially adversely affects executive’s performance hereunder; (ii) substantial and willful failure to perform specific and lawful written directives of the Board; (iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body that is materially injurious to the financial condition of the Company; (iv) conviction of or plea of guilty or nolo contendere to a felony or an act of moral turpitude; or (v) a material breach of the terms and conditions of the employment agreement. “Disability” was defined as executive’s incapacity due to physical or mental illness (as determined in good faith by a physician acceptable to the Company and executive), (i) absent from the full‑time performance of his duties for 120 consecutive days during any 12-month period or (ii) if a physician acceptable to the Company and executive advises us that it is likely that executive will be unable to return to the full‑time performance of his duties for 120 consecutive days during the succeeding 12-month period. “Good Reason” is defined as (i) a material breach of the employment agreement by us that is not cured in the applicable time periods; (ii) relocation of the Company more than 50 miles from Commerce, California; (iii) requiring Mr. Kim to report to anyone other than the CEO of the Company (iv) a material breach by us of any provision of the employment agreement; or (v) a material reduction in Mr. Kim’s base salary.

The employment agreement also contained exclusivity, non‑compete and non‑solicitation covenants generally prohibiting Mr. Kim from providing services to a competitor during the term of his employment or soliciting employees during the term of his employment and for 12 months following his termination of employment. In addition, the employment agreement mandated that Mr. Kim’s confidentiality obligations continue even after his termination of employment.

Mr. Kim also entered into a non‑competition agreement which also became effective on September 30, 2013 upon completion of the acquisition of Hudson, pursuant to which Mr. Kim agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson, that is competitive to us, Hudson or our respective subsidiaries, or to solicit certain personnel for a period of up to three years from the closing of the acquisition.

New Employment Agreement

On September 8, 2015, we entered into a new three‑year employment agreement with Mr. Kim to serve as the Chief Executive Officer of Hudson that replaced his previous employment agreement as of January 28, 2016. Mr. Kim’s annual base salary is $600 thousand and Mr. Kim is eligible to receive an annual discretionary bonus targeted at 50% of his base salary, based on the satisfaction of criteria and performance standards as established in advance by the Compensation Committee after consulting with Mr. Kim. The employment agreement also provides Mr. Kim with certain other benefits and the reimbursement of certain expenses. Pursuant to his employment agreement on January 28, 2016, we granted Mr. Kim (i) RSUs in respect of 166,667 shares of common stock that vest and become transferable in three equal, annual installments beginning on January 28, 2017, subject to Mr. Kim’s continuous employment (the “Kim RSU Award”) and (ii) PSUs in respect of 166,667 shares of common stock that are to be earned over a three‑year performance period ~~subject to Mr. Kim’s continuous employment (unless Mr. Kim is terminated without “cause” or for “good reason,” as provided below) (the “Kim PSU Award”). The three-year performance period began on January 28, 2016 and ends on January 28, 2019, and~~ one‑third of the Kim PSU Award are entitled to vest each year starting on January 28, 2017 and ending on January 28, 2019 based on the attainment of annual performance metrics established by the Compensation Committee at the beginning of the applicable year. The performance criteria are as follows: for target EDBITA at (1) less than 80%, 0% of the shares will vest, (2) 80%, 50% of the shares will vest, (3) 90%, 75% of the shares will vest and (4) 100%, 100% of the shares will vest. To the extent that the subsequent year EBITDA target is exceeded and the excess is sufficient to make up for a prior year shortfall, unvested portions of the Kim PSU Award in any completed year will be eligible for vesting in subsequent years. Both the Kim RSU Award and Kim PSU Award vest under and are governed by the terms of the 2016 Plan. Mr. Kim will also be entitled to participate in all regular long‑term incentive programs maintained by us or Hudson on the same basis as similarly‑situated employees.

In the event of a termination of Mr. Kim’s employment for any reason or no reason, we have agreed to pay Mr. Kim for (i) his accrued but unpaid base salary through the date of termination, (ii) any accrued but unused vacation time, (iii) any unreimbursed expenses, and (iv) if not previously paid to Mr. Kim: any bonus amounts that have been earned but have not been paid; any bonus for the period in which termination occurred, prorated for the partial period, with the amount, if any, based on actual performance and paid when bonuses for the applicable period are paid to other senior executives; any rights under any benefit or equity or long‑term incentive plan, program or practice; and his rights to indemnification and directors and officers liability insurance.

In addition, in the event of a termination of Mr. Kim’s employment by us without “cause” (as defined in the employment agreement) or in the event that Mr. Kim voluntarily terminates his employment for “good reason” (as defined in the employment agreement), we are also required to make a severance payment to Mr. Kim equal to twelve months of his base salary, payable in twelve monthly installments. Additionally, any unvested portion of the restricted stock award will immediately vest and become transferable and any unvested performance shares will continue to vest without regard to Mr. Kim’s continued employment. We have agreed to also pay for the COBRA premiums (to the extent they exceed applicable active employee rates and subject to Mr. Kim timely electing continuation coverage under COBRA) on our group medical plan for Mr. Kim and his spouse and dependents for the shorter of the first 12 months of such coverage or his period of COBRA eligibility. Our obligation to provide the foregoing severance benefits is subject to Mr. Kim’s execution of a settlement agreement and release for us and our subsidiaries.

The employment agreement also contains exclusivity, non‑compete and non‑solicitation covenants generally prohibiting Mr. Kim from providing services to a competitor during the term of his employment or soliciting employees during the term of his employment and for 12 months following his termination of employment. During the term,

Mr. Kim is permitted to own an interest in and, when not employed by Hudson, take part in and manage or operate certain other apparel businesses conducted by Mr. Kim’s family from time to time that are not competitive with us and our subsidiaries. In addition, the employment agreement mandates that Mr. Kim’s confidentiality obligations continue even after his termination of employment.

New Non-Competition Agreement

Mr. Kim has also entered into a non‑competition agreement, which became effective as of January 28, 2016, pursuant to which Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson, that is competitive to us or our subsidiaries for a period of up to three years from January 28, 2016.

Hamish Sandhu

In connection with Mr. Sandhu’s appointment as Chief Financial Officer, we entered into a written offer letter whereby Mr. Sandhu agreed to serve as our Chief Financial Officer. Under the terms of the offer letter, Mr. Sandhu’s annual base salary was $205 thousand, which was increased to $255 thousand in November 2008 and $280 thousand in December 2012. We also agreed to pay the full cost of participation in our health insurance plan for Mr. Sandhu and his family. Notwithstanding anything to the contrary, until July 2015, Mr. Sandhu was an employee at‑will.

On July 2, 2015, we entered into an employment agreement with Mr. Sandhu. Under the terms of the employment agreement, Mr. Sandhu had an initial base salary of $325 thousand, with such amount subject to review by the Compensation Committee at least annually, provided that the base salary could not be decreased during Mr. Sandhu’s term of employment. In addition to his base salary, Mr. Sandhu was eligible to receive an annual discretionary cash and equity bonus of not less than 10 percent of his base salary, based upon the achievement of financial and other performance criteria as established in advance by the Compensation Committee, and with respect to the 2015 fiscal year, as set forth in the employment agreement. The employment agreement also provided Mr. Sandhu with certain other benefits, including premiums for health insurance paid on his behalf and for his family, and life and disability insurance policies paid on his behalf. The employment agreement took effect as of July 2, 2015 with an initial term of one year. The employment agreement automatically renewed for additional one year periods to the extent neither we nor Mr. Sandhu provided 90 days’ advanced notice of non‑renewal prior to the end of the term.

In the event of a termination of Mr. Sandhu’s employment for any reason or no reason, the employment agreement obligates us to pay Mr. Sandhu for (i) his accrued but unpaid base salary through the date of termination, (ii) any accrued but unused vacation time, (iii) any unreimbursed expenses, (iv) any bonus amounts that have been earned but have not been paid, (v) any rights under any benefit or equity plan, and (vi) any ongoing rights to indemnification and directors and officers liability insurance.

In addition, in the event of a termination of Mr. Sandhu’s employment by us without “Cause” or in the event that Mr. Sandhu voluntarily terminates his employment for “Good Reason,” we are also required (i) to make a severance payment to Mr. Sandhu equal to his annual base salary, payable in equal installments in accordance with our normal payroll practices, (ii) to pay any bonus amounts that have been earned for the period in which termination occurred, prorated for the partial period, and (iii) to pay for the COBRA premiums (to the extent they exceed applicable active employee rates) on our group medical plan for Mr. Sandhu and his spouse and dependents for the shorter of the first 12 months of such coverage or his period of COBRA eligibility. Our obligation to provide the foregoing severance benefits is subject to Mr. Sandhu’s execution of a settlement agreement and release. “Cause” is defined as (i) conviction of an offense involving an act of dishonesty, fraud or any other act of moral turpitude under the provisions of any federal, state or local laws or ordinances; (ii) willful failure to perform, or gross negligence in performing, the executive’s duties owed to us, after notice; (iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body that is materially injurious to the financial condition of us; (iv) conviction of or a plea of guilty or nolo contendere to a felony; (v) material breach of the terms of the employment agreement by Mr. Sandhu; (vi) any breach by the executive of the executive’s fiduciary duty of care or duty of loyalty to us; or (vii) commission of an act of dishonesty, fraud or misrepresentation which results in material harm to us or our business. “Good Reason” is defined as (i) a material adverse alteration in the nature or status of Mr. Sandhu’s responsibilities; (ii) relocation of the

Company more than 10 miles outside of Los Angeles County, California; (iii) a material breach by us of our obligations under the employment agreement, or (iv) a reduction in Mr. Sandhu’s then-current salary, in each case that is not cured within the applicable time periods.

Mr. Sandhu resigned as Chief Financial Officer on January 26, 2017, effective January 31, 2017, and remained an employee until March 8, 2017 to assist with transition matters. On February 28, 2017, we entered into a general release agreement with Mr. Sandhu, effective as of March 8, 2017, containing customary waiver and release provisions. All of Mr. Hamish’s equity awards had already vested by that date.

The employment agreement also contains exclusivity, non‑compete and non‑solicitation covenants generally prohibiting Mr. Sandhu from providing services to a competitor during the term of his employment or soliciting employees during the term of his employment and for 12 months following his termination of employment. In addition, the employment agreement mandates that Mr. Sandhu’s confidentiality obligations continue even after his termination of employment.

Michael Buckley

On January 28, 2016, in connection with the transactions contemplated by the RG Merger Agreement, we entered into an employment agreement with Mr. Buckley. Pursuant to the terms of the employment agreement, Mr. Buckley serves as Chief Executive Officer, reporting to our Board of Directors, for an initial three‑year term with automatic, one‑year renewal terms, unless we or Mr. Buckley gives notice 180 days prior to the end of the then‑current term.

The employment agreement provides that we will pay Mr. Buckley an annual base salary of $600 thousand and that Mr. Buckley will be eligible to receive an annual bonus of up to 150% of his base salary, based on our achievement of annual EBITDA targets set by the Compensation Committee of the Board of Directors after consultation with Mr. Buckley.

Pursuant to his employment agreement, on January 28, 2016, we granted Mr. Buckley (i) RSUs in respect of 433,764 shares of common stock (the “Buckley RSU Award”) and (ii) PSUs in respect of 347,011 shares of common stock that are to be earned over a three-year performance period subject to Mr. Buckley’s continuous employment ~~(the “Buckley PSU Award”).~~The Buckley RSU Award vests in annual installments over a three‑year period with the first installment vesting on December 31, 2016, subject to Mr. Buckley’s continued employment through the applicable vesting dates. ~~The three-year performance period began on January 28, 2016 and ends on December 31, 2018, and~~ one‑third of the Buckley PSU Award is entitled to vest each year starting on December 31, 2016 and ending on December 31, 2018, based on the achievement of EBITDA targets set by the Compensation Committee at the beginning of the applicable year. Both the Buckley RSU Award and Buckley PSU Award vest under and are governed by the terms of the 2016 Plan. The employment agreement further provides that the Buckley RSU Award and the Buckley PSU Award will be settled in cash in the event that there are insufficient shares of the Company’s common stock available to settle the applicable award in our common stock.  The performance criteria are as follows: for target EDBITA at (1) less than 80%, 0% of the shares will vest, (2) 80%, 50% of the shares will vest, (3) 90%, 75% of the shares will vest and (4) 100%, 100% of the shares will vest. To the extent that the subsequent year EBITDA target is exceeded and the excess is sufficient to make up for a prior year shortfall, unvested portions of the Buckley PSU Award in any completed year will be eligible for vesting in subsequent years. Upon a “change in control” (as defined in the employment agreement), any unvested portions of the Buckley RSU Award and Buckley PSU Award will immediately vest.

In the event of a termination of Mr. Buckley’s employment by us without “cause” or in the event that Mr. Buckley resigns for “good reason” (each, as defined in the employment agreement), in either case, prior to the expiration of the agreement’s then‑current term, we are required to pay Mr. Buckley severance equal to 3.75 times his base salary, payable in a full lump sum. Upon such termination or resignation, Mr. Buckley and his dependents will receive continued coverage under our group health insurance plans for a period of up to 18 months, any unvested portion of the Buckley RSU Award will immediately vest, 50% of the unvested portion of the Buckley PSU Award will immediately vest and 50% of the unvested portion of the Buckley PSU Award will remain outstanding through completion of the applicable performance period and vest based on actual achievement of the performance metrics. In the event such resignation or termination occurs following our first fiscal quarter of any year, the employment agreement provides that Mr. Buckley will also be entitled to a prorated annual bonus for the year in which his employment terminates. Our obligation to provide the foregoing severance benefits is subject to Mr. Buckley’s execution and non‑revocation of a release of claims against us and our affiliates.

The employment agreement also contains customary provisions relating non‑disclosure and non‑disparagement. In addition, the employment agreement includes 12‑month, post‑termination non‑competition and non‑solicitation provisions.

Director Compensation

Historically, our non‑employee directors have been compensated for service through an equity grant or on a cash basis. Our non‑employee directors are not compensated in any other manner; however, they are reimbursed for travel and business expenses associated with attending our annual meeting if the director’s schedule permits such attendance or other in person meetings. Members of our Board of Directors who are employees or directors designated by the Series A Purchaser, even if they are non-employee directors (the “Series A Designated Directors”), receive no additional compensation for service as a member of our Board of Directors.

On December 20, 2016, the Compensation Committee of the Board of Directors approved a cash payment of $50 thousand and a stock award with a fair market value of $50 thousand to each of the non-employee independent directors, excluding Series A Designated Directors William Sweedler, Matthew Eby and Andrew Tarshis, for their service in 2016. In addition, in 2016 cash payments of $98 thousand were made to Kent Savage, Kelly Hoffman, Samuel J. Furrow, Joanne Calabrese and Suhail R. Rizvi for their service in 2015.

The following table provides certain information concerning the compensation for services rendered in all capacities by each director serving on our Board of Directors during fiscal 2016. The compensation of our employee directors during fiscal 2016, our Chief Executive Officer Mr. Buckley and our Former Interim Chief Executive Officer Mr. Furrow, is set forth on the Summary Compensation Table found elsewhere in this Annual Report.

	Fees earned
	or paid	Stock
Name	in cash	Awards (1)	Total
Michael Buckley	$—	$—	$—
Kent Savage	163,000	50,000	213,000
Kelly Hoffman	148,000	50,000	198,000
Walter McLallen	50,000	50,000	100,000
Samuel J. Furrow (2)	98,000	—	98,000
Joanne Calabrese (3)	98,000	—	98,000
Suhail R. Rizvi (4)	98,000	—	98,000
William Sweedler	—	—	—
Matthew Eby	—	—	—
Andrew Tarshis	—	—	—
	$655,000	$150,000	$805,000

(1)

Represents the aggregate grant date fair value of such awards computed in accordance with ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards, please see “Notes to Consolidated Financial Statements—Note 14—Equity—Stock Incentive Plans.” The awards include 17,544 shares of restricted common stock granted to each of Kent Savage, Kelly Hoffman and Walter McLallen. Because all of these awards vested immediately following grant, as of December 31, 2016, none were outstanding.

(2)	Mr. Furrow resigned as our Interim Chief Executive Officer and director of the Board of Directors, of which he was chairman, on January 28, 2016 in connection with the completion of the RG Merger.
(3)	Ms. Calabrese resigned as director on January 28, 2016 in connection with the completion of the RG Merger.

(4)	Mr. Rizvi resigned as director on January 28, 2016 in connection with the completion of the RG Merger.

Members of our Board of Directors who also serve on one or more committees of our Board of Directors do not receive any additional compensation for such service, except the Chairman of the Audit Committee receives an additional cash payment of $15 thousand for his service. All directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws, as well as the protection provided by director and office liability insurance provided by us.

Compensation Committee Interlocks and Insider Participation

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Compensation Committee Report

Not applicable. The registrant is relying on Smaller Reporting Company disclosure requirements.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 9, 2017 concerning beneficial ownership, as that term is defined in Rule 13d‑3 of the Exchange Act, of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, to our knowledge, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 13,297,688 shares outstanding (excluding treasury shares) as of March 29, 2017. The address for the officers and directors is our corporate office located at 1231 South Gerhart Avenue, Commerce, California, 90022.

	Number of Shares		Percentage of
	Beneficially		Common
Beneficial Owner	Owned		Stock
5% Stockholders (Excluding Directors and Officers)
Entities affiliated with Tengram Capital Partners, L.P.	7,702,888	(1)	39.8%
Barry Sternlicht	882,662	(2)	6.7%
Fireman Capital CPF Hudson Co-Invest LP	709,470	(3)	5.3%
Knight’s Bridge Capital Partners Fund I L.P.	720,927	(4)	5.4%
Directors and Officers (including all Named Executive Officers)
Michael Buckley	571,530	(5)	4.3%
Chief Executive Officer and Director
Samuel J. (Sam) Furrow	32,863	(6)	*
Former Chairman of Board of Directors and Interim Chief Executive Officer
Bob Ross	—		—%
Chief Financial Officer
Hamish Sandhu	5,494		*
Former Chief Financial Officer
Peter Kim	1,068,369	(7)	7.7%
Chief Executive Officer of Hudson
William Sweedler	7,702,888	(8)	39.8%
Director, Chairman of the Board
Matthew Eby	7,702,888	(9)	39.8%
Director
Kelly Hoffman	17,544	(10)	*
Director
Walter McLallen	17,544	(11)	*
Director
Kent Savage	25,529	(12)	*
Director
Andrew Tarshis	—		—%
Director
All directors and executive officers, as a group (10 persons) (13)	9,403,404		47.0%

* Represents beneficial ownership of less than 1%.

(1)

This information as to beneficial ownership is based on a Schedule 13D filed on February 8, 2016, Form 4s filed on January 24, 2017 and other information provided to the Company, in each case, by and on behalf of TCP RG, LLC, TCP

Denim, LLC, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram I”), Tengram Capital Partners Fund II, L.P. (referred to elsewhere as “Tengram II”), Tengram Capital Associates, LLC (“TCA”), Tengram Capital Associates II, LLC (“TCA II”), Matthew Eby and William Sweedler. These shares consist of: (i) 4,480,287 shares of common stock, assuming a conversion price of $11.16 per share, issuable upon conversion of 50,000 shares of the Series A Convertible Preferred Stock purchased by TCP Denim, LLC pursuant to the RG Stock Purchase Agreement; (ii) 1,610,620 shares of common stock, or the maximum number of shares of common stock issuable without shareholder approval, upon the conversion of (a) a warrant owned by Tengram II for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (subject to adjustment) and (b) a convertible promissory note owned by Tengram II with principal of $13.0 million, which will convert, at Tengram II’s option or on the maturity date of July 18, 2017 if not already repaid in cash prior to that date, into up to 4,500,000 shares of Series A-1 Preferred Stock at a conversion price of $3.00 per share, further convertible into shares of common stock at an initial price of $3.00 per share (subject to adjustment); (iii) 1,363,306 shares of common stock held directly by Tengram I; (iv) 112,559 shares of common stock held directly by TCA; (v) 41,909 shares of common stock held directly by RG II Intermediary, LLC; and (vi) 94,207 shares held directly by TCP Co-Invest LLC. TCP Denim, LLC is managed by its sole member, Tengram II. TCA is the general partner of Tengram I, the manager of RG II Intermediary, LLC and the manager of TCP Co-Invest LLC, and TCA II is the general partner of Tengram II. Matthew Eby and William Sweedler, as the co-managing members of TCA and TCA II, may be deemed to share the voting and dispositive power of the above 7,608,681 shares of Common Stock. The address of each of the entities mentioned in this footnote is c/o Tengram Capital Partners, 15 Riverside Avenue, First Floor, Westport, CT 06880.

(2)

This information as to beneficial ownership is based on a Schedule 13G filed on February 8, 2016 by and on behalf of Barry Sternlicht and other information provided to the Company. The address of Mr. Sternlicht is 591 West Putnam Ave., Greenwich, CT 06830.

(3)

This information as to beneficial ownership is based on a Schedule 13D/A filed on February 4, 2016 by and on behalf of Fireman Capital CPF Hudson Co-Invest LP (“Fireman”) and Daniel Fireman and other information provided to the Company. These shares, which are beneficially owned by Fireman and its managing partner, Daniel Fireman, consist of (i) 494,807 shares of common stock; plus (ii) 214,663 shares of common stock issuable upon conversion of the Modified Convertible Note held by Fireman, which, because it is convertible at any time, is deemed to be outstanding pursuant to Rule 13d-3(1) under the Exchange Act. Each of Fireman and Daniel Fireman has shared voting and dispositive power with respect to the shares. The address of each of Fireman and Daniel Fireman is c/o Fireman Capital Partners, LLC, Watermill Center, 800 South Street, Suite 600, Waltham, MA 02453.

(4)

This information as to beneficial ownership is based on a Schedule 13G filed on February 25, 2016 by Knight’s Bridge Capital Partners Fund I L.P. and Knight’s Bridge Capital Partners Fund I (U.S.) L.P. These shares consist of (i) 643,716 shares of common stock beneficially owned by Knight’s Bridge Capital Partners Fund I L.P., over which there is shared voting and dispositive power, and (ii) 77,211 shares of common stock beneficially owned by Knight’s Bridge Capital Partners Fund I (U.S.) L.P., over which there is shared voting and dispositive power. The address of each of Knight’s Bridge Capital Partners Fund I L.P. and Knight’s Bridge Capital Partners Fund I (U.S.) L.P. is 181 Bay Street, Suite 3830, Toronto, Ontario, Canada M5J 2T3.

(5)

Excludes 289,176 RSUs, which will vest in annual installments on December 31, 2017 and December 31, 2018, subject to Mr. Buckley’s continued employment through the applicable vesting dates. Each RSU represents a contingent right to receive one share of our common stock and will be settled in cash in the event that there are insufficient shares of common stock available to settle the applicable RSUs in common stock.

(6)

Includes 32,863 shares held for the personal account of Mr. Furrow. Mr. Furrow has pledged under the terms of certain loan agreements and lines of credit an aggregate of 30,004 shares of common stock held in his personal account. This information is based upon a Form 4 filed with the SEC on March 3, 2014 (after giving effect to the Reverse Stock Split).

(7)

This information is based on a Schedule 13D/A filed on February 2, 2016 by and on behalf of Mr. Kim and subsequent filings on Form 4 and other information provided to the Company. The above shares include (i) 451,587 shares of common stock, and (ii) 616,782 shares of common stock issuable upon conversion of the Modified Convertible Note, which, because it is convertible at any time, is deemed to be outstanding pursuant to Rule 13d‑3 of the Exchange Act. The above shares excludes 111,112 RSUs, which vest in annual installments over a three‑year period with the first installment beginning on the first anniversary of January 28, 2017, subject to Mr. Kim’s continued employment.

(8)	See Note 1.

(9)	See Note 1.
(10)	This information is based upon Form 4s filed by Mr. Hoffman with the SEC. This amount excludes 20,000 shares of common stock pursuant to RSUs which vest on December 31, 2017.
(11)	This information is based upon Form 4s filed by Mr. McLallen with the SEC. This amount excludes 20,000 shares of common stock pursuant to RSUs which vest on December 31, 2017.
(12)

Includes (i) 25,188 shares held for the personal account of Mr. Savage; and (ii) 341 shares held for the account of Savage Interests LP. Mr. Savage is the managing member of KAS Interests GP LLC and CKS Interests GP, LLC, the two general partners with voting and investment control over the shares held by Savage Interests LP. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest therein. This amount excludes 20,000 shares of common stock pursuant to RSUs granted to Mr. Savage directly, which vest on December 31, 2017.

(13)

Any shares of our common stock that any director or executive officer has a right to acquire within 60 days of the date hereof are deemed to be outstanding for the purpose of computing the percentage ownership of all directors and executive officers as a group.

Equity Compensation Plan Information

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2016, which includes the 2016 Stock Incentive Plan and the Amended and Restated Plan. We stopped granting awards under the Amended and Restated Plan in 2016 after the adoption of the 2016 Stock Incentive Plan.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted‑average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):
2016 Stock Incentive Plan	150,000	$4.02	3,223,742
Amended and Restated Plan	444	$11.40	N/A	(2)
	150,444	$4.04	3,223,742

(1)

See “2016 Stock Incentive Plan” and “Amended and Restated 2004 Stock Incentive Plan” described in “Notes to Consolidated Financial Statements—Note 14—Equity—Stock Incentive Plans” for a further description of our equity compensation plans.

(2)	While there are shares available, we no longer grant awards under these plans as discussed above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Our Audit Committee charter provides that our Audit Committee must review and approve all transactions to which the Company is a participant and in which our executive officers, directors, director nominees or principal stockholders or other related persons have a material interest, to the extent that disclosure would be required under Item 404 of Regulation S-K. We believe that this policy requiring that any material transaction between us and such related parties be approved by our Audit Committee ensures that such transactions are on terms no less favorable to us than reasonably could have been obtained in arm’s-length transactions with independent third parties. Our related party transactions entered into between January 1, 2015 and March 29, 2017, all of which were previously approved by our Audit Committee, are described below.

Reportable Related Party Transactions

Agreements with Former Officers, Directors and Their Family

Joseph Dahan

Following the acquisition of our Joe’s Business in 2007, Mr. Joseph Dahan, our Creative Director and a member of our Board of Directors, was entitled by contract to a certain percentage of our gross profit in any applicable fiscal year until October 2017. On February 18, 2013, we entered into a new agreement with Mr. Joseph Dahan, which fixed the remaining amount of gross profit payable to him at $9.2 million, to be paid in weekly installment payments until November 27, 2015. In the first quarter of fiscal 2013, we expensed a charge of $8.7 million as contingent consideration buy-out expense in connection with this agreement. However, due to our defaults under the Garrison Term Loan Credit Agreement and CIT Revolving Credit Agreement (further described in “Part I, Item 1. Business—Overview—Joe’s Sale,” we were prohibited from making any buy-out payments to Mr. Dahan, which were subordinated to the indebtedness owed under the Garrison Term Loan Credit Agreement and CIT Revolving Credit Agreement. One-half of the amount remaining to Mr. Dahan was paid at the close of the Joe’s Asset Sale and the remainder was paid at the close of the RG Merger in January 2016.

Albert Dahan

In October 2011, we entered into an agreement for the sale of children’s products with Ever Blue LLC (“Ever Blue”), an entity 100%-owned by Mr. Albert Dahan. Under the agreement, Ever Blue had an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Ever Blue paid to us a royalty on net sales with certain guaranteed minimum sales for each term. In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full. For fiscal 2015, we recognized $45 thousand in royalty income under the license agreement. In connection with the Joe’s Asset Sale, this agreement was assigned to the Joe’s Operating Assets Purchaser.

Agreements Related to the Hudson Acquisition

In connection with the acquisition of Hudson in 2013, we issued convertible notes (the “Old Convertible Notes”) to and entered into a registration rights agreement with our major stockholder Fireman, Peter Kim, now the Chief Executive Officer of Hudson, and others (the “Old Registration Rights Agreement”). We also entered into an employment agreement and a non‑competition agreement with Mr. Kim. See “Notes to Consolidated Financial Statements—Note 12—Debt and Preferred Stock—Modified Convertible Notes and Rollover Agreement” for further discussion of the Old Convertible Notes and “Notes to Consolidated Financial Statements—Note 19—Related Party Transactions—Registration Rights Agreement” for further discussion of the Old Registration Rights Agreement.

Agreements Related to the RG Merger

In connection with the RG Merger in 2016, we entered into the Rollover Agreement with Fireman, Mr. Kim and others, by which we exchanged the Old Convertible Notes for Modified Convertible Notes and other consideration, and the RG Stock Purchase Agreement with TCP Denim LLC, one of our major stockholders, by which we sold to TCP Denim 50,000 shares of Series A Preferred Stock. Concurrently, we entered into a new registration rights agreement (the “New Registration Rights Agreement”) with noteholders party to the Rollover Agreement, including Fireman and Mr. Kim, TCP Denim and certain of its affiliates, including other major stockholders of ours, and Mr. Buckley, our Chief Executive Officer.

See “Notes to Consolidated Financial Statement—Note 4—RG Merger and Related Merger Transactions—Modified Convertible Notes and Rollover Agreement” and “—RG Stock Purchase Agreement” for a further discussion of the Rollover Agreement, the Modified Convertible Notes and the RG Stock Purchase Agreement. See “Notes to Consolidated Financial Statements—Note 19—Related Party Transactions—Registration Rights Agreement” for further discussion of the New Registration Rights Agreement.

Tengram Capital Partners, LP

From time to time, we reimburse Tengram Capital Partners, LP, which is affiliated with our major stockholders TCP Denim LLC and certain other Tengram entities, for certain travel and other related expenses of its employees related to services performed on our behalf and at our request.  See “Notes to Consolidated Financial Statements—Note 19—Related Party Transactions—Payments to Tengram Capital Partners, LP” for further discussion.

Agreements Related to the SWIMS® Transaction

In connection with the acquisition of SWIMS® in July 2016, we issued the SWIMS Warrants and SWIMS Convertible Notes to Tengram Partners Fund II, L.P., an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC.  See “Part I, Item 1. Business—Overview—SWIMS Acquisition” for further discussion.

Director Independence

Currently, the following members of our Board of Directors are considered “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC:

•	Matthew Eby;
•	Kelly Hoffman;
•	Walter McLallen;
•	Kent Savage;
•	William Sweedler and
•	Andrew Tarshis.

In making its determination that the foregoing directors are independent, the Board of Directors considered all relevant facts and circumstances. As required under Nasdaq listing standards, in making its determination of independence, the Board of Directors considered whether the director had a relationship with the Company which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq definition of independent director includes a series of objective tests which were considered by the Board. Specifically, a member of the Board of Directors may be considered independent if such member:

•	a director who is, or at any time during the past three years was, employed by the Company;
•

a director who accepted, or who has a family member who accepted, any compensation from the Company in excess of $120 thousand during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service, compensation paid to a family member who is an employee (other than an executive officer) of the Company, benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

•

a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200 thousand , whichever is more, other than payments arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs;

•

a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company served on the compensation committee of such other entity; or

•

a director who is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

There are no current transactions with members of the Board of Directors that needed to be considered for any impact on the respective member’s independence. All current members of our Audit Committee, Compensation Committee and Nominating and Governance Committee are considered to be independent based on the applicable rules of Nasdaq and the SEC. The remaining member of our Board, Mr. Buckley, is not considered independent because he is employed by the Company as its Chief Executive Officer.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

In July 2016, our Audit Committee approved the engagement of CohnReznick, as our independent registered public accounting firm for the year ended December 31, 2016 and dismissed Moss Adams, our previous independent registered public accounting firm for the first quarter of fiscal 2016 and all of fiscal 2015.

Additionally, in connection with the RG Merger completed in January 2016, RG was considered the accounting acquirer for accounting purposes. Our continued use of Moss Adams as the post-RG Merger Company during the first quarter of 2016 was thus deemed a change in accountants from Citrin, RG’s accountants for the fiscal year ended December 31, 2015, under certain SEC rules. On May 12, 2016, the Audit Committee: (i) formally dismissed Citrin from its role as independent registered public accounting firm, effective May 12, 2016; and (ii) formally approved the engagement of Moss Adams as the post-RG Merger Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016, effective May 12, 2016. The below disclosures do not represent fees paid to Citrin during the 2015 fiscal year. For more information, see “Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure” above.

The table below shows the aggregate fees billed by CohnReznick for professional services rendered in fiscal 2016 and 2015.

	Year ended December 31,
	2016	2015
Audit Fees (1)	$275,000	$—
Audit-Related Fees (2)	70,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$345,000	$—

(1)

Audit fees consist of professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the review of our unaudited quarterly financial statements in (i) our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016 and September 30, 2016 and (ii) our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2016, filed with the SEC on August 16, 2016, which contained restated financial statements for that quarter.

(2)	Audit-related fees consist of fees for services performed in connection with the Company’s acquisitions.

The table below shows the aggregate fees billed by Moss Adams for professional services rendered in fiscal 2016 and 2015.

	Year ended December 31,
	2016	2015
Audit Fees (1)	$110,000	$545,000
Audit-Related Fees (2)	65,000	154,000
Tax Fees (3)	117,000	105,000
All Other Fees	—	—
Total	$292,000	$804,000

(1)

Audit fees consist of professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 and the review of our unaudited quarterly financial statements in our Quarterly Reports on Form 10-Q for our fiscal quarters during 2015 and the first quarter of 2016.

(2)

Audit-related fees consist of fees for certain work on the S-4 registration statement filed in connection with the RG Merger, services performed in connection with the Company’s acquisitions and dispositions, and services performed in connection with our S-8 registration statement filed in 2016.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy which requires the Audit Committee’s pre‑approval of audit and non‑audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee approves such services on an on‑going basis prior to the incurrence of any such audit and non‑audit services. The Audit Committee pre‑approved all of the audit and non‑audit services rendered by Moss Adams prior to their dismissal in July 2016 and CohnReznick listed above.

The Audit Committee has determined that the services provided by CohnReznick and Moss Adams were compatible with maintaining both CohnReznick’s and Moss Adams’s independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this Annual Report:

1 and 2. Financial Statements

(b)	3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S‑K)

Exhibit Number	Description	Document if Incorporated by Reference
2.1*

Stock Purchase Agreement, dated as of July 15, 2013, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., Fireman Capital CPF Hudson Co‑Invest LP, Peter Kim, Paul Cardenas, Tony Chu, and certain option holders of Hudson Clothing Holdings, Inc. named therein

Exhibit 2.1 to Current Report on Form 8‑K filed on July 19, 2013
2.2*	Amendment No. 1 to Stock Purchase Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Inc., Fireman Capital CPF Hudson Co‑Invest LP and Peter Kim	Exhibit 2.2 to Current Report on Form 8‑K filed on October 4, 2013
2.3*	Agreement and Plan of Merger, dated as of September 8, 2015, by and among RG Parent, LLC, JJ Merger Sub LLC and Joe’s Jeans Inc.	Exhibit 2.1 to Current Report on Form 8‑K filed on September 9, 2015
2.4*	Amended and Restated Agreement and Plan of Merger, effective as of September 8, 2015, by and among RG Parent LLC, JJ Merger Sub LLC and Joe’s Jeans Inc.	Exhibit 2.4 to Amendment No. 1 to Registration Statement on Form S‑4/A filed on December 7, 2015 (Registration No. 333‑207777)
2.5*	Joe’s IP Asset Purchase Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Joe’s Holdings LLC and Sequential Brands Group, Inc.	Exhibit 2.2 to Current Report on Form 8‑K filed on September 9, 2015
2.6*	Joe’s Operating Asset Purchase Agreement, dated as of September 8, 2015, by and between Joe’s Jeans Inc. and GBG USA Inc.	Exhibit 2.3 to Current Report on Form 8‑K filed on September 9, 2015
2.7*	First Amendment to Asset Purchase Agreement, dated as of January 28, 2016, by and between the Company and GBG USA Inc.	Exhibit 2.1 to Current Report on Form 8‑K filed on February 3, 2016
2.8*

Purchase Agreement, dated as of July 18, 2016, by and among Differential Brands Group, Inc., DFBG Swims LLC, each shareholder of SWIMS AS signatory thereto and set forth in Exhibit A thereto, Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the Sellers named therein, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC, and TCP RG II, LLC

Exhibit 2.1 to Current Report on Form 8-K filed on July 19, 2016
3.1	Eighth Amended and Restated Certificate of Incorporation of Differential Brands Group Inc.	Exhibit 3.1 to Current Report on Form 8‑K filed on January 29, 2016
3.2	Amended and Restated Bylaws of Differential Brands Group Inc., adopted as of July 6, 2015, as amended through November 7, 2016	Exhibit 3.1 to Current Report on Form 8‑K filed on November 10, 2016
4.1	Specimen Common Stock Certificate of Differential Brands Group Inc.	Exhibit 4.1 to Current Report on Form 8‑K filed on January 29, 2016
4.2	Certificate of Designation of Preferred Stock of Differential Brands Group Inc..	Exhibit 4.2 to Current Report on Form 8‑K filed on January 29, 2016
4.3	Form of Subordinated Convertible Note of Differential Brands Group Inc. Issued In Connection with the Rollover Agreement	Exhibit 4.3 to Current Report on Form 8‑K filed on January 29, 2016
4.4	Form of Common Stock Purchase Warrant Issued in Connection with Purchase Agreement, dated July 18, 2016	Exhibit 4.1 to Current Report on Form 8-K filed on July 19, 2016
4.5	Form of Common Stock Purchase Warrant Issued to Tengram Capital Partners Fund II, L.P. on July 18, 2016	Exhibit 4.2 to Current Report on Form 8-K filed on July 19, 2016
4.6	Form of Convertible Promissory Note Issued to Tengram Capital Fund II, L.P., dated July 18, 2016	Exhibit 4.3 to Current Report on Form 8-K filed on July 19, 2016
4.7	Amendment No. 1 to Convertible Promissory Note Issued to Tengram Capital Fund II, L.P, dated January 18, 2017	Exhibit 4.1 to Current Report on Form 8-K filed on January 24, 2017

Exhibit Number	Description	Document if Incorporated by Reference
10.1	Investor Rights Agreement by and between Joe’s Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8‑K filed on October 31, 2007
10.2**	Amended and Restated 2004 Stock Incentive Plan	Exhibit A to Definitive Proxy Statement on Schedule 14A filed on September 19, 2011
10.3**	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8‑K filed on February 17, 2012
10.4**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.30 to the Annual Report on Form 10‑K for the year ended November 30, 2011 filed on February 28, 2012
10.5**	Employment Agreement by and between Joe’s Jeans Inc. and Hamish Sandhu dated July 2, 2015	Exhibit 10.1 to the Current Report on Form 8‑K filed on July 8, 2015
10.6	Stock Purchase Agreement, dated as of September 8, 2015, by and between TCP Denim, LLC and Joe’s Jeans Inc.	Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S‑4/A filed on December 7, 2015 (Registration No. 333‑207777)
10.7	Rollover Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc. and the noteholders party thereto.	Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S‑4/A filed on December 7, 2015 (Registration No. 333‑207777)
10.8	Registration Rights Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and the investors named therein..	Exhibit 10.1 to the Current Report on Form 8‑K filed on January 29, 2016
10.9**	Employment Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim.	Exhibit 10.4 to the Current Report on Form 8‑K filed on September 9, 2015
10.10**	Non‑Competition Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.5 to the Current Report on Form 8‑K filed on September 9, 2015
10.11	Voting Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., RG Parent, LLC and Joseph M. Dahan	Exhibit 10.6 to the Current Report on Form 8‑K filed on September 9, 2015
10.12	Reassignment and Termination Agreement, dated as of September 11, 2015, by and among The CIT Group/Commercial Services, Inc., Joe’s Jeans Subsidiary Inc., Hudson Clothing, LLC and GBG USA Inc.	Exhibit 10.2 to the Current Report on Form 8‑K filed on September 17, 2015
10.13**	Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016
10.14**	Form of Restricted Stock Unit Award for Employees and Consultants under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Filed herewith
10.15**	Form of Performance Stock Unit Award under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Filed herewith
10.16**	Form of Restricted Stock Unit Award for Non-Employee Directors under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Filed herewith
10.17

Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, and Wells Fargo Bank, National Association, as lender.

Exhibit 10.2 to the Current Report on Form 8‑K filed on January 29, 2016

Exhibit Number	Description	Document if Incorporated by Reference
10.18

Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent.

Exhibit 10.3 to the Current Report on Form 8‑K filed on January 29, 2016
10.19

Consent and Amendment No. 1, dated as of July 18, 2016, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, and Wells Fargo Bank National Association, as lender

Exhibit 4.4 to the Current Report on Form 8-K filed on July 19, 2016
10.20

Consent and Amendment No. 1, dated as of July 18, 2016, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Exhibit 4.5 to the Current Report on Form 8-K filed on July 19, 2016
10.21**	Employment Agreement, dated as of January 28, 2016, by and between the Differential Brands Group Inc. and Michael Buckley.	Exhibit 10.44 to the Annual Report on Form 10-K filed on February 29, 2016
10.22**	Employment Agreement, dated as of January 30, 2017, by and between Differential Brands Group Inc. and Bob Ross	Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2017
10.23	Lease Agreement, dated March 12, 2012, by and between The East Los Angeles Community Union and Hudson Clothing LLC, as amended.	Exhibit 10.45 to the Annual Report on Form 10-K filed on February 29, 2016
10.24	Amended and Restated Deferred Purchase Factoring Agreement, dated January 28, 2016, by and among The CIT Group/Commercial Services, Inc., Robert Graham Designs, LLC, and Hudson Clothing Holdings, Inc.	Exhibit 10.46 to the Annual Report on Form 10-K filed on February 29, 2016
10.25

Joinder to and Modification of the Amended and Restated Deferred Purchase Factoring Agreement, entered into on November 28, 2016, between DFBG Swims, LLC, Robert Graham Designs, LLC, Hudson Clothing LLC and The CIT Group/Commercial Services, Inc.

Exhibit 10.1 to the Current Report on Form 8-K on December 1, 2016
10.26

Joinder Agreement to the Credit and Security Agreement, entered into on November 28, 2016 between DFBG Swims, LLC, Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, and Wells Fargo Bank, National Association, as lender.

Exhibit 10.2 to the Current Report on Form 8-K on December 1, 2016
10.27

Joinder Agreement to the Credit and Security Agreement, entered into on November 28, 2016, between DFBG Swims, LLC, Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Exhibit 10.3 to the Current Report on Form 8-K on December 1, 2016
10.28

Amendment No. 2, dated as of March 27, 2017, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, and Wells Fargo Bank National Association, as lender

Filed herewith

Exhibit Number	Description	Document if Incorporated by Reference
10.29

Amendment No. 2, dated as of March 27, 2017, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Filed herewith
14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10‑K for the year ended November 29, 2003 filed on February 27, 2004
16.1	Letter from Citrin Cooperman & Company, LLP to the Securities and Exchange Commission, dated May 16, 2016.	Exhibit 16.1 to the Current Report on Form 8-K filed on May 16, 2016
16.2	Letter from Moss Adams LLP to the Securities and Exchange Commission, dated July 8, 2016.	Exhibit 16.1 to the Current Report on Form 8-K filed on July 8, 2016
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm Citrin Cooperman & Company, LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm CohnReznick LLP	Filed herewith
24.1	Power of Attorney	Included on signature page hereto
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002***	Furnished herewith
101.1

The following materials from Differential Brands Group Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Equity for the years ended December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements

Filed herewith

*            Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S‑K. We agree to furnish supplementally a copy of any such exhibit or schedule, or any section thereof, to the Securities and Exchange Commission upon request.

**          Management contracts and compensatory arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10‑K.

***        Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2017	DIFFERENTIAL BRANDS GROUP INC.

	By:	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer and Director (Principal
Executive Officer)

	By:	/s/ Bob Ross
Bob Ross
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Buckley, his attorney‑in‑fact, each with the power of substitution for him or her or any and all capacities, to sign any amendments to this Annual Report on Form 10‑K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney‑in‑fact, or his or her substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael Buckley Michael Buckley	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2017

/s/ Bob Ross Bob Ross	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2017

/s/ William Sweedler William Sweedler	Chairman of the Board of Directors	March 30, 2017

/s/ Matthew Eby Matthew Eby	Director	March 30, 2017

/s/ Kelly Hoffman Kelly Hoffman	Director	March 30, 2017

/s/ Walter McLallen Walter McLallen	Director	March 30, 2017

/s/ Kent Savage Kent Savage	Director	March 30, 2017

/s/ Andrew Tarshis Andrew Tarshis	Director	March 30, 2017