Form 10-Q
period 2017-03-31
Differential Brands Group Inc.
filed 2017-05-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 15, 2017 was 13,331,021.

DIFFERENTIAL BRANDS GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,	March 31,
	2017	2016	2016
	(unaudited)	(Note 1)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,038	$6,476	$11,351
Accounts receivable, net	22,723	20,225	19,981
Inventories, net	28,490	23,977	27,395
Prepaid expenses and other current assets	3,708	4,249	1,708
Total current assets	58,959	54,927	60,435
Property and equipment, net	10,170	10,620	13,505
Goodwill	8,284	8,271	7,046
Intangible assets, net	91,199	91,886	85,648
Other assets	467	467	726
Total assets	$169,079	$166,171	$167,360

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,810	$19,930	$22,955
Short-term convertible notes	13,308	13,137	—
Current portion of long-term debt	1,875	1,250	375
Liabilities from discontinued operations	—	—	892
Total current liabilities	35,993	34,317	24,222
Deferred rent	3,619	3,636	3,475
Line of credit	16,287	12,742	15,472
Convertible notes	12,947	12,660	11,946
Long-term debt, net of current portion	46,538	47,218	48,254
Deferred income taxes, net	11,054	11,074	10,904
Other liabilities	—	—	469
Total liabilities	126,438	121,647	114,742

Commitments and contingencies (Note 13)

Equity
Series A convertible preferred stock, $0.10 par value: 50,000 shares authorized, issued and outstanding at March 31, 2017, December 31, 2016 and March 31, 2016, respectively	5	5	5
Common stock, $0.10 par value: 100,000,000 shares authorized, 13,297,688, 13,239,125 and 12,379,000 shares issued and outstanding at March 31, 2017, December 31, 2016 and March 31, 2016, respectively	1,330	1,324	1,239
Additional paid-in capital	59,531	59,154	55,781
Accumulated other comprehensive loss	(137)	(221)	—
Accumulated deficit	(18,088)	(15,738)	(4,407)
Total equity	42,641	44,524	52,618
Total liabilities and equity	$169,079	$166,171	$167,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2017	2016
		(Note 2)
Net sales	$40,103	$33,715
Cost of goods sold	21,499	17,378
Gross profit	18,604	16,337

Operating expenses
Selling, general and administrative	17,411	16,463
Depreciation and amortization	1,498	1,362
Retail store impairment	—	279
Total operating expenses	18,909	18,104
Operating loss from continuing operations	(305)	(1,767)
Interest expense, net	2,047	1,341
Other expense, net	24	—
Loss from continuing operations before income taxes	(2,376)	(3,108)
Income tax (benefit) provision	(26)	2,087
Loss from continuing operations	(2,350)	(5,195)
Loss from discontinued operations, net of tax	—	(1,286)
Net loss	$(2,350)	$(6,481)

Net loss	$(2,350)	$(6,481)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	84	—
Other comprehensive income	84	—
Comprehensive loss	$(2,266)	$(6,481)

Loss per common share - basic
Loss from continuing operations	$(0.18)	$(0.46)
Loss from discontinued operations	-	(0.11)
Loss per common share - basic	$(0.18)	$(0.57)

Loss per common share - diluted
Loss from continuing operations	$(0.18)	$(0.46)
Loss from discontinued operations	-	(0.11)
Loss per common share - diluted	$(0.18)	$(0.57)

Weighted average shares outstanding
Basic	13,287	11,325
Diluted	13,287	11,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, unaudited)

						Accumulated
						Other
	Common Stock		Preferred Series A		Additional	Comprehensive	Accumulated	Common Members		Preferred Members		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Loss	Deficit	Units	Amount	Units	Amount	Equity
Balance, January 1, 2016	—	$—	—	$—	$—	$—	$—	4,900	$22,743	5,100	$24,798	$47,541
Net loss through RG Merger date	—	—	—	—	—	—	—	—	(1,016)	—	(1,058)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	—	(28,905)	—	(29,313)	(58,218)
Contribution of Robert Graham in exchange for common shares	8,825	883	—	—	(13,634)	—	—	(4,900)	7,178	(5,100)	5,573	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	—	20,000
Issuance of Series A convertible preferred stock, net of offering costs of $931	—	—	50	5	49,064	—	—	—	—	—	—	49,069
Stock-based compensation	—	—	—	—	204	—	—	—	—	—	—	204
Issuance of restricted common stock, net of taxes withheld	45	5	—	—	498	—	—	—	—	—	—	503
Net loss post RG Merger date	—	—	—	—	—	—	(4,407)	—	—	—	—	(4,407)
Balance, March 31, 2016	12,379	$1,239	50	$5	$55,781	$—	$(4,407)	—	$—	—	$—	$52,618

Balance, January 1, 2017	13,239	$1,324	50	$5	$59,154	$(221)	$(15,738)	—	$—	—	$—	$44,524
Stock-based compensation	—	—	—	—	439	—	—	—	—	—	—	439
Issuance of restricted common stock, net of taxes withheld	59	6	—	—	(62)	—	—	—	—	—	—	(56)
Foreign currency translation	—	—	—	—	—	84	—	—	—	—	—	84
Net loss	—	—	—	—	—	—	(2,350)	—	—	—	—	(2,350)
Balance, March 31, 2017	13,298	$1,330	50	$5	$59,531	$(137)	$(18,088)	—	$—	—	$—	$42,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(2,350)	$(5,195)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,498	1,362
Retail store impairment	—	279
Amortization of deferred financing costs	103	66
Amortization of convertible notes discount	194	146
Paid-in-kind interest	425	—
Stock-based compensation	439	707
Provision for bad debts	187	93
Amortization of inventory step up	—	192
Deferred taxes	8	929
Changes in operating assets and liabilities:
Accounts receivable	(2,685)	(7,043)
Inventories	(4,510)	(856)
Prepaid expenses and other assets	547	236
Accounts payable and accrued expenses	2,785	(5,715)
Deferred rent	(10)	(93)
Net cash used in continuing operating activities	(3,369)	(14,892)
Net cash used in discontinued operating activities	—	(492)
Net cash used in operating activities	(3,369)	(15,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in reverse acquisition with Robert Graham, net of cash acquired	—	(6,538)
Purchases of property and equipment	(337)	(809)
Net cash used in investing activities	(337)	(7,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	49,881
Proceeds from term debt	—	50,000
Repayment of long-term debt	—	(125)
Proceeds from line of credit, net	3,350	16,092
Repayment of terminated line of credit and loan payable	—	(23,348)
Payment of deferred financing costs	(124)	(1,584)
Redemption of unit holders	—	(58,218)
(Repayment of) proceeds from customer cash advances	(1,707)	784
Payment of accrued distribution to members	—	(1,366)
Taxes paid in lieu of shares issued for stock-based compensation	(223)	—
Net cash provided by financing activities	1,296	32,116

Effect of exchange rate changes on cash and cash equivalents	(28)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,438)	9,385

CASH AND CASH EQUIVALENTS, at beginning of period	6,476	1,966
CASH AND CASH EQUIVALENTS, at end of period	$4,038	$11,351

Supplemental disclosures of cash flow information:
Interest paid	$111	$136
Income taxes paid	$4	$310

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in reverse acquisition with Robert Graham	$—	$20,000
Issuance of convertible notes	$—	$16,473
Debt discount recorded in connection with convertible notes	$—	$4,673
Contribution of Robert Graham in exchange for common shares	$—	$12,751
Reclassification of other assets to offering costs	$—	$812
Reclassification of other assets to deferred financing costs	$—	$349
Non-cash investing activities: accrued capital expenditures	$62	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(unaudited)

1.    Business Description and Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The condensed consolidated financial statements for the quarters ended March 31, 2017 and 2016 and the related footnote information have been prepared on a basis consistent with the consolidated financial statements as of and for the years ended December 31, 2016 and 2015. In addition, these condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results for the quarterly period ended March 31, 2017 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2017. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Differential Brands Group Inc. and subsidiaries (“we,” “us,” the “Company” or “Differential”) began operations in 1987 as Innovo, Inc. Since the Company’s founding, the Company has evolved from producing craft and accessory products to designing and selling apparel products bearing the Hudson®, Robert Graham® and SWIMS® brand names.

The Company’s principal business activity involves the design, development and worldwide marketing of: apparel products, which include denim jeans, related casual wear and accessories bearing the brand name Hudson®; apparel products and accessories bearing the brand name Robert Graham®; footwear, apparel and accessories bearing the brand name SWIMS®. Our primary operating subsidiaries are Hudson Clothing, LLC (“Hudson”), Robert Graham Designs, LLC and Robert Graham Retail, LLC (collectively “Robert Graham”), and DFBG Swims, LLC (“Swims”). In addition, we have other non-operating subsidiaries.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As previously reported, on September 11, 2015, the Company completed the sale of certain operating and intellectual property assets related to the business operated under the brand names “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else” (the “Joe’s Business”) to GBG USA Inc., a Delaware corporation (“GBG”), and the sale of certain intellectual property assets related to the Joe’s Business to Joe’s Holdings LLC, a Delaware limited liability company (“Joe’s Holdings”), for an aggregate purchase price of $80 million (the “Joe’s Asset Sale”). The Company also entered into the amended and restated revolving credit agreement (the “CIT Amended and Restated Revolving Credit Agreement”), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million.

On January 28, 2016, the Company completed the acquisition (the “RG Merger”) of all of the outstanding equity interests of RG Parent LLC and its subsidiaries (“Robert Graham” or “RG”), for an aggregate of $81.0 million in cash and 8,825,461 shares of the Company’s common stock, par value $0.10 per share (after giving effect to the Reverse Stock Split, as defined below).  The aggregate cash consideration was used to repay $19.0 million of RG’s outstanding loans and indebtedness under its revolving credit agreement with J.P. Morgan Chase Bank, N.A.  On the RG Merger’s closing date, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (as later amended, the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as lender, (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (as later amended, the “Term Credit Agreement”), and (iii) an amended and restated deferred purchase factoring agreement with CIT.

Effective upon consummation of the RG Merger, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock such that each 30 shares of issued and outstanding common stock were reclassified into one share of issued and outstanding common stock, which Reverse Stock Split did not change the par value or the amount of authorized shares of common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of the Company’s common stock in order to maintain its listing on The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC. Unless otherwise indicated, all share amounts in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been adjusted to reflect the Reverse Stock Split.

After the closing of the Joe’s Asset Sale on September 11, 2015, the Company retained and operated 32 Joe’s® brand retail stores, of which the Company transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed and as a result are reported as discontinued operations.

On July 18, 2016, the Company completed the acquisition of all of the outstanding share capital of Norwegian private limited company SWIMS AS (“SWIMS”) for an aggregate consideration of (i) $12.0 million in cash, (ii) 702,943 shares of common stock and (iii) warrants to purchase an aggregate of 150,000 shares of common stock with an exercise price of $5.47 per share.

The RG Merger has been accounted for as a reverse merger and recapitalization and as a result of the RG Merger, the former RG members own a majority of the Company’s issued and outstanding equity. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical condensed consolidated financial statements and elsewhere in this Quarterly Report prior to the RG Merger are those of RG and are recorded at the historical cost basis and reflect RG’s historical financial condition and results of operations for comparative purposes. For the quarter ended March 31, 2016, the Company’s condensed consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations, cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson Business and RG; and (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016.

Prior to the RG Merger, RG and the Company had different fiscal year ends, with RG’s fiscal year ending on December 31 and the Company’s fiscal year ending on November 30. In connection with the RG Merger, the Company changed its fiscal year end to December 31.

The Company’s reportable business segments are Wholesale, Consumer Direct and Corporate and other. For periods before the RG Merger’s closing date, the discussion of reportable segments reflects only the operations of RG.  The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of business activity and operation. The Wholesale segment is comprised of sales of products to premium nationwide department stores, boutiques, specialty retailers, and select off-price and international customers. The Wholesale segment also includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. The Consumer Direct segment is comprised of sales to consumers through the Robert Graham® brand full-price retail stores and outlet stores, through the SWIMS® brand outlet store in Oslo, Norway and through the online ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The information contained on, or that can be accessed through, these websites is not a part of this Quarterly Report and is not incorporated by reference herein. The Corporate and other segment is comprised of revenue from trademark licensing agreements and expenses from corporate operations, which include the executive, finance, legal, information technology and human resources departments and general brand marketing and advertising expenses associated with the Company’s brands.

2.    Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Inventory and Reclassification

During the three months ended March 31, 2017, the Company included certain production overhead costs allocated to inventory that were previously excluded. This modification resulted in additional capitalization of $1.4 million of production overhead to the standard cost of inventory from production expenses. These production expenses previously were included in cost of goods sold and selling, general and administrative expenses. These costs are now included in production overhead costs to better reflect the costs incurred to bring our inventory to a saleable condition after the recent change in the Company’s processes of sourcing inventory.

The increase in inventories resulted in a $1.4 million non-cash benefit (or $0.11 per diluted share), which was comprised of a $0.3 million decrease in cost of goods sold and a $1.1 million decrease in selling, general and administrative expenses. This modification has been accounted for on a prospective basis from January 1, 2017.

In addition, the Company has reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. The classification of these costs in cost of goods sold more accurately reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers. The change has been reflected in the condensed consolidated statements of operations in the prior period to conform to the presentation in the current period. The impact of the reclassification resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expenses in the amount of $3.6 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively.

Following is a reconciliation of the reclassification of costs from selling, general and administrative to cost of goods sold discussed above for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Before		After	As Previously		After
	Reclass	Reclass	Reclass	Reported	Reclass	Reclass

Net sales	$40,103	$—	$40,103	$33,715	$—	$33,715
Cost of goods sold	17,850	3,649	21,499	13,412	3,966	17,378
Gross profit	22,253	(3,649)	18,604	20,303	(3,966)	16,337

Operating expenses
Selling, general and administrative	21,060	(3,649)	17,411	20,429	(3,966)	16,463
Depreciation and amortization	1,498	—	1,498	1,362	—	1,362
Retail store impairment	—	—	—	279	—	279
Total operating expenses	22,558	(3,649)	18,909	22,070	(3,966)	18,104
Operating loss from continuing operations	(305)	—	(305)	(1,767)	—	(1,767)
Interest expense, net	2,047	—	2,047	1,341	—	1,341
Other expense, net	24	—	24	—	—	—
Loss from continuing operations before income taxes	(2,376)	—	(2,376)	(3,108)	—	(3,108)
Income tax (benefit) provision	(26)	—	(26)	2,087	—	2,087
Loss from continuing operations	(2,350)	—	(2,350)	(5,195)	—	(5,195)
Loss from discontinued operations, net of tax	—	—	—	(1,286)	—	(1,286)
Net loss	$(2,350)	$—	$(2,350)	$(6,481)	$—	$(6,481)

Cost of Goods Sold

Cost of goods sold includes the following: the cost of merchandise; customs related taxes and duties; production costs; delivery expense; in-bound and outbound freight; obsolescence and shrink provisions; design costs; warehousing and handling costs and other inventory acquisition related costs.

Financial Accounting Standards Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which amends ASC Topic 718, relating to employee share-based payment accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period.  The Company adopted this standard in the first quarter of 2017 and there was no material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. ASU No. 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The ASC amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard in the first quarter of 2017 and there was no impact on our condensed consolidated financial statements.

Recently Issued Financial Accounting Standards

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

•

Transition technical correction – Entities that elect to use the full retrospective transition method to adopt the new revenue standard would no longer be required to disclose the effect of the change in accounting principle on the period of adoption (as is currently required by ASC No. 250-10-50-1(b)(2)); however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted.

ASU No. 2016-12 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date of December 31, 2016. The Company has not selected a transition model. The Company is still completing the assessment of the impact these ASUs will have on its condensed consolidated financial statements; however at the current time the Company does not expect that the adoption of these ASUs will have a material impact on its consolidated financial condition or results of operations. The adoption of these ASUs will require additional disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. Early application is permitted. The Company is currently assessing the impact of the new standard on its condensed consolidated financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, administrative offices, retail stores, and showrooms as well as additional disclosure on all our lease obligations. The income statement recognition of lease expense is not expected to significantly change from the current methodology.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU No. 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU No. 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact the adoption of ASU No. 2016-15 will have on its condensed consolidated financial statements.

3.    Factored Accounts and Receivables

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

A&R Factoring Agreement

In January 2016, in connection with the RG Merger, the Company entered into the amended and restated deferred purchase factoring agreement with CIT, through its subsidiaries, Robert Graham Designs LLC and Hudson (the “A&R Factoring Agreement”), which replaced all prior agreements relating to factoring and inventory security. The A&R Factoring Agreement provides that the Company sell and assign to CIT certain accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, the Company pays various factoring rates depending on the credit risk associated with the nature of the account. The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The A&R Factoring Agreement may be terminated by the Company upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Credit Assurance and Factoring Agreement between SWIMS and DNB Bank ASA (“DNB”), dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The Factoring Agreement is secured with (a) first-priority lien on SWIMS’ (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The Factoring Agreement may be terminated by SWIMS upon fourteen days’ prior written notice for any reason and by DNB upon fourteen days’ prior written notice for just cause. DNB may also terminate the Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of March 31, 2017, SWIMS had outstanding financing commitments on NOK 21.2 million (approximately $2.5 million as of March 31, 2017) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Accounts receivables consist of the following (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Non-recourse receivables assigned to factor	$20,504	$20,226	$20,564
Client recourse receivables	3,103	1,634	740
Total receivables assigned to factor	23,607	21,860	21,304

Allowance for customer credits	(4,424)	(5,157)	(4,090)
Factor accounts receivable, net	$19,183	$16,703	$17,214

Non-factored accounts receivable	$4,783	$4,743	$4,127
Allowance for customer credits	(1,041)	(1,031)	(1,240)
Allowance for doubtful accounts	(202)	(190)	(120)
Non-factored accounts receivable, net	$3,540	$3,522	$2,767

Total accounts receivable, net	$22,723	$20,225	$19,981

Of the total amount of receivables sold by the Company as of March 31, 2017, December 31, 2016 and March 31, 2016, the Company holds the risk of payment of $3.1 million, $1.6 million and $0.1 million, respectively, in the event of non-payment by the customers.

4.    Inventories

Inventories are valued at net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Finished goods	$26,426	$22,537	$25,611
Finished goods consigned to others	1,439	1,179	1,311
Work in progress	389	42	229
Raw materials	236	219	244
Total inventories	$28,490	$23,977	$27,395

5.    Impairment of Long-Lived Assets

When the Company determines that the carrying value of long‑lived assets, such as property and equipment, may not be recoverable based upon the existence of one or more of the factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of goods sold and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the results of operations. Retail store impairment charges of $279 thousand were recorded during the three months ended March 31, 2016 due to the closure of one store prior to the lease end date, which are included in the Consumer Direct segment. There was no impairment charge recorded related to the retail stores during the three months ended March 31, 2017.

6.    Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite. Intangible assets as of March 31, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,519	$—	$65,519
Customer relationships	7 to 15 Years	35,007	9,424	25,583
Non-compete agreements	3 Years	128	31	97
Total		$100,654	$9,455	$91,199

Intangible assets as of December 31, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,480	$—	$65,480
Customer relationships	7 to 15 Years	34,997	8,699	26,298
Non-compete agreements	3 Years	128	20	108
Total		$100,605	$8,719	$91,886

Intangible assets as of March 31, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$58,337	$—	$58,337
Customer relationships	13 to 15 Years	33,900	6,589	27,311
Total		$92,237	$6,589	$85,648

Amortization expense related to the intangible assets amounted to approximately $736 thousand and $576 thousand for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2017	Remainder of the year	$2,228
2018		2,964
2019		2,944
2020		2,925
2021		2,921
Thereafter		11,698
		$25,680

Goodwill consisted of the following as of March 31, 2017, December 31, 2016 and March 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Beginning Balance	$8,271	$2,286	$2,286
Goodwill created by the RG Merger	—	3,638	4,760
Goodwill created by the acquisition of SWIMS	—	2,393	—
Foreign currency adjustments	13	(46)	—
Ending balance	$8,284	$8,271	$7,046

There was no impairment charge recorded related to intangible assets or goodwill during the three months ended March 31, 2017 and 2016.

7.    Debt and Preferred Stock

The five-year payment schedule of the Company’s convertible notes, line of credit and long-term debt as of March 31, 2017 is as follows (in thousands):

	Payments Due by Period						Deferred	Original
	Remainder of						Financing	Issue	Carrying
	2017	2018	2019	2020	2021	Total	Costs, Net	Discount, Net	Value
Short-term convertible note	$13,308	$—	$—	$—	$—	$13,308	$—	$—	$13,308
Line of credit	—	—	—	16,772	—	16,772	485	—	16,287
Long-term debt	1,250	2,500	3,750	5,000	37,000	49,500	1,087	—	48,413
Convertible notes	—	—	—	—	16,976	16,976	—	4,029	12,947
Total	$14,558	$2,500	$3,750	$21,772	$53,976	$96,556	$1,572	$4,029	$90,955

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, RG entered into a $30 million revolving credit facility with JP Morgan Chase Bank (the “JPM Loan Agreement”), which was later amended such that $3.5 million of the revolving credit facility was reclassified to the Capex Loan, a term loan.  Interest on the amounts borrowed pursuant to the JPM Loan Agreement was charged based on RG’s average balance and, at management’s election, at the bank’s prevailing prime rate plus 0.75% or at LIBOR plus 2.25%. As a result of the Capex Loan, the maximum amount available under the JPM Loan Agreement’s revolving credit facility was reduced to $26.5 million. The remaining revolving credit facility under the JPM Loan Agreement provided for borrowings based on an amount not to exceed the sum of (i) 85% of eligible accounts receivable, (ii) 90% of eligible credit card receivables, (iii) 70% of eligible wholesale inventory, (iv) 75% of eligible retail inventory and (v) the trademark component, as defined in the JPM Loan Agreement, minus outstanding principal amount of Capex Loan, and minus reserves. In January 2016, RG used the aggregate cash consideration received in the RG Merger to repay all of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

Line of Credit and Long-Term Debt – ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with consummation of the RG Merger, the Company and certain of its subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 3 – Factored Notes and Receivables” for a discussion of the A&R Factoring Agreement.

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  The availability under the Revolving Facility as of March 31, 2017 was $10.8 million. Borrowings under the Revolving Facility and the Term Facility totaled $16.8 million and $49.5 million as of March 31, 2017, respectively.

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

Borrowings under the ABL Credit Agreement and Term Credit Agreement bear interest at a rate equal to either, at the Company’s option, an adjusted base rate or the LIBOR (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varies based on our senior leverage ratio) range from 9.50% to 6.00% for base rate loans and 10.50% to 7.00% for LIBOR loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBOR loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility will be payable monthly in arrears.

The ABL Credit Agreement and Term Credit Agreement contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries, to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement requires the Company to comply with various financial covenants to be tested. If an event of default under a credit agreement occurs and continues, the commitments may be terminated and the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable.

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

Additionally, on March 27, 2017, the Company entered into (i) Amendment No. 2 to the Term Credit Agreement to modify certain defined terms, add a liquidity covenant, revise certain covenants, and to set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017 and (ii) Amendment No. 2 to the ABL Credit Agreement to confirm certain defined terms to that in Amendment No. 2 in the Term Credit Agreement. As of March 31, 2017, the Company was in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement as of that date.

Modified Convertible Notes

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

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (which increased to 7% as of October 1, 2016 with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP (“Fireman”)), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at the Company’s election.

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

The following table is a summary of the recorded value of the Modified Convertible Notes as of March 31, 2017 (in thousands). The value of the convertible notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

March 31, 2017
Modified Convertible Notes - face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued	503
Accumulated accretion of original issue debt discount	644
Modified Convertible Notes value	$12,947

Short-Term Convertible Note

In connection with the acquisition of SWIMS® in July 2016, the Company entered into certain financing arrangements with Tengram Partners Fund II, L.P., an entity affiliated with the holder of the Company’s Series A Preferred Stock, TCP Denim, LLC. The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the revised maturity date of July 18, 2017, which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. The Company is currently evaluating all options in order to assess the repayment of the SWIMS Convertible Note at maturity if it is not converted.  The Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside its common stock.

The value of the convertible note reflects the present value of the contractual cash flows and resulted in an original issue discount of $465 thousand that was recorded on July 18, 2016, the issuance date. See “Note 17 – Acquisition of SWIMS” and “Note 9 – Equity” for a discussion on the warrants issued in connection with the acquisition of SWIMS.  The following table is a summary of the recorded value of the convertible note as of March 31, 2017 (in thousands).

March 31, 2017
Short-term convertible notes - face value	$13,000
Less: Original issue discount	(465)
Short-term convertible notes recorded value on issue date	12,535
PIK interest issued	308
Accumulated accretion of original issue debt discount	465
Short-term convertible notes value	$13,308

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB Bank ASA (“DNB”), dated January 27, 2016 (the “Overdraft Agreement”). The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of March 31, 2017) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The Overdraft Agreement is secured with (a) first-priority liens on SWIMS’ (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1.0 million (first lien), NOK 4.0  million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The Overdraft Agreement may be terminated by SWIMS upon fourteen days’ prior written notice for any reason and by DNB upon fourteen days’ prior written notice for just cause. DNB may also terminate the Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of March 31, 2017, there was no outstanding balance on the facility governed by the Overdraft Agreement.

Total Interest Expense

The following table is a summary of our total interest expense as follows (in thousands):

	Three months ended March 31,
	2017	2016
Contractual coupon interest	$1,750	$1,120
Amortization of discounts and deferred financing costs	297	221
Total interest expense	$2,047	$1,341

Series A Preferred Stock

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

8.    Fair Value Measurement of Financial Instruments

The fair value of financial instruments held (which consist of cash and cash equivalents, factored accounts receivable, accounts receivable, accounts payable and accrued expenses) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of the line of credit and long-term debt approximate fair value because of the variable interest rates. The fair value of the convertible notes is based on the amount of future cash flows associated with the instrument discounted using the incremental borrowing rate, which are considered Level 2 liabilities.

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

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the fair value hierarchy for liabilities measured at fair value on a non-recurring basis as of March 31, 2017, December 31, 2016 and March 31, 2016 (in thousands):

		Carrying Value			Fair Value
		March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
Financial Instrument	Level	2017	2016	2016	2017	2016	2016
Convertible notes - short term	3	$13,308	$13,137	$—	$13,308	$13,137	$—
Convertible notes - long term	3	12,947	12,660	11,946	11,250	11,250	11,490
		$26,255	$25,797	$11,946	$24,558	$24,387	$11,490

The key assumptions for determining the fair value at March 31, 2017 included the remaining time to maturity of 4.39 years, volatility of 60%, and the risk-free interest rate of 1.72%.

9.     Equity

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

2016 Stock Incentive Plan

On October 5, 2016 the Board of Directors adopted the Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan (the “2016 Stock Incentive Plan”) which was approved by the Company’s shareholders on November 7, 2016. Under the 2016 Stock Incentive Plan, 3,529,109 shares of common stock have been reserved for issuance in connection with grants of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based compensation awards, other stock-based awards, dividend equivalents and cash-based awards. The Company has granted RSUs, stock options and performance share units (“PSUs”) to its officers, non-employee directors, employees and consultants pursuant to the 2016 Plan.

As of March 31, 2017, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the Amended and Restated Plan; and (ii) 3,143,187 shares of common stock issuable under the 2016 Stock Incentive Plan. As of March 31, 2017, no shares remained available for grant under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the three months ended March 31, 2017 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2017	444	150,000	150,444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding at March 31, 2017	444	150,000	150,444

The following table summarizes stock option activity for all incentive plans for the three months ended March 31, 2017 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2017	150,444	$4.04
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2017	150,444	$4.04	7.2	$—
Exerciseable at March 31, 2017	444	$11.40	7.8	$—

Exercise prices for all options outstanding as of March 31, 2017 were as follows (in actual amounts):

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (Years)
$4.02	150,000	7.2
$11.40	444	7.8
	150,444

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. A total of $7 thousand and $0 stock based compensation expense related to stock options was recognized during the three months ended March 31, 2017 and 2016, respectively.

The stock option awards are measured at fair value on the grant date using the Black-Scholes option valuation model. Stock options granted to non-employees are re-valued at each reporting period. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility over the option’s expected term, the risk-free interest rate over the option’s expected term and the expected annual dividend yield, if any. Effective as of March 31, 2017 upon adoption of ASU No. 2016-09, the Company accounts for forfeitures as they occur. Prior to adoption of ASU No. 2016-09, the Company’s policy was to estimate forfeitures based on an analysis of the award recipients’ positions and the vesting period of the awards. Application of a forfeiture rate was not deemed necessary in prior periods. Thus, there was no impact to the financial statements upon this change in policy. Shares of common stock will be issued when the options are exercised.

As of March 31, 2017, there was $86 thousand of total unrecognized compensation cost related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.2 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2017 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	800,843	$4.65
Granted	260,000	2.54
Vested	80,555	4.77
Forfeited	—	—
Outstanding at March 31, 2017	1,141,398	$4.18

A total of $0.4 million and $0.7 million of stock based compensation expense was recognized related to RSUs during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $3.4 million of total unrecognized compensation cost related to unvested Restricted Stock Units. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.0 years.

Performance Share Units

The Company granted 513,678 performance share units during 2016 which vest over 3 years if the performance targets set by the Compensation Committee are met. If less than 80 percent of the performance targets are reached, zero percent of the performance share units will vest. Unvested performance share units in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. As of March 31, 2017, since it is not deemed probable that the performance targets will be met, none of the shares have vested, and no expense has been recognized.

Warrants

The Company issued warrants in conjunction with the acquisition and financing of SWIMS (see “Note 17 – Acquisition of SWIMS”) that are currently exercisable, which have been classified as equity.

The Tengram warrants issued for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share have an estimated fair value of $465,000. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $3.00 per share, an expected life (term) of 5 years, a volatility rate of 50%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 1.14%.  In addition, a 20% discount for lack of marketability was applied based upon the Rule 144 one year restriction period.

The SWIMS warrants issued for the purchase of 150,000 shares of common stock with an exercise price of $5.47 per share have an estimated fair value of $45,000. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $5.47 per share, an expected life (term) of 3 years, a volatility rate of 45%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 0.85%  In addition, a 10% discount for lack of marketability was applied based upon the Rule 144 six month restriction period.

10.    Loss per Share

Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding stock options, unvested RSUs, unvested PSUs, warrants, convertible Series A Preferred Stock and shares issuable upon the assumed conversion of the Modified Convertible

Notes and the SWIMS Convertible Note. A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Basic loss per share computation
Numerator:
Loss from continuing operations	$(2,350)	$(5,195)
Loss from discontinued operations	—	(1,286)
Net loss	$(2,350)	$(6,481)
Denominator:
Weighted average common shares outstanding	13,287	11,325

Loss per common share - basic
Loss from continuing operations	$(0.18)	$(0.46)
Loss from discontinued operations	—	(0.11)
Loss per common share - basic	$(0.18)	$(0.57)

Diluted loss per share computation
Numerator:
Loss from continuing operations	$(2,350)	$(5,195)
Loss from discontinued operations	—	(1,286)
Net loss	$(2,350)	$(6,481)
Denominator:
Weighted average common shares outstanding	13,287	11,325
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—
Dilutive common shares	13,287	11,325

Loss per common share - diluted
Loss from continuing operations	$(0.18)	$(0.46)
Loss from discontinued operations	—	(0.11)
Loss per common share - diluted	$(0.18)	$(0.57)

For the three months ended March 31, 2017, the following potential common shares were excluded from diluted loss per share as the company had a net loss for the period (in thousands): 150 for outstanding stock options, 980 for unvested RSUs, 514 for unvested PSU’s, 650 for outstanding warrants, 4,480 related to the convertible Series A Preferred Stock, 1,217 related to the Modified Convertible Notes, and 4,436 related to the SWIMS Convertible Note.

For the three months ended March 31, 2016, the following potential common shares were excluded from diluted loss per share as the company had a net loss for the period (in thousands): 3 for outstanding stock options, 600 for unvested RSUs, 514 for unvested PSU’s, 4,480 related to the convertible Series A Preferred Stock and 1,181 related to the Modified Convertible Notes.

Loss Per Share under Two− Class Method

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

The computation of diluted loss per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock that are dilutive were exercised or converted into shares of common stock (or resulted in the issuance of shares of common stock) and would then share in the Company’s earnings. During the periods in which the Company record a loss from continuing operations attributable to common stockholders, securities would not be dilutive to net loss per share and conversion into shares of common stock is assumed not to occur.

The following table provides a reconciliation of net loss to preferred shareholders and common stockholders for purposes of computing net loss per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016
Net loss	$(2,350)	$(6,481)
Less: preferred dividends	1,351	863
Net loss attributable to stockholders	(3,701)	(7,344)
Participating securities - Series A Preferred Stock	—	—
Net loss attributable to common stockholders	$(3,701)	$(7,344)

Denominator:
Weighted average common shares outstanding	13,287	11,325

Loss per common share - basic and diluted under two-class method	$(0.28)	$(0.65)

11.    Income Taxes

The Company accounts for income taxes under the asset liability method; under this method, deferred assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Until the RG Merger on January 28, 2016, the Company was treated as a partnership for tax purposes.  Pursuant to this status, taxable income or loss of the Company is included in the income tax returns of its owners. Consequently, no federal income tax provision is recorded through the RG Merger date.  However, under state laws, certain taxes are imposed upon limited liability companies and are provided for through the RG Merger date.

The effective tax rate from operations was a benefit of 1% for the three months ended March 31, 2017 compared to an expense of 67% for the three months ended March 31, 2016.  The difference in the effective tax rate for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a change in the ratio of year-to-date losses to forecasted income. This tax benefit consisted of a benefit of the current loss from our foreign subsidiary.

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

At March 31, 2017 and December 31, 2016, we had $0.1 million of certain unrecognized tax benefits, included as a component of accounts payable and accrued expenses within the accompanying condensed consolidated balance sheet. There were no unrecognized tax benefits as of March 31, 2016. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examination by taxing authorities for years prior to 2012.

12.    Segment Reporting and Operations by Geographic Area

Segment Reporting

During the quarter ended March 31, 2017, the Company reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. See “Note 2 – Summary of Significant Accounting Policies.” In addition, during the quarter ended March 31, 2017, the Company reclassified production and design costs from the Corporate and other segment to the Wholesale and Consumer Direct segments due to a change in how the business is being operated going forward. The change in presentation has been retrospectively applied to the prior period to conform to the current period presentation. The following table contains summarized financial information by reportable segment (in thousands):

		Three months ended March 31,
		2017	2016
Net sales:
Wholesale		$31,144	$25,577
Consumer Direct		8,346	7,639
Corporate and other		613	499
		$40,103	$33,715
Gross profit:
Wholesale		$12,818	$10,986
Consumer Direct		5,173	4,852
Corporate and other		613	499
		$18,604	$16,337
Operating expenses:
Wholesale		$4,461	$2,902
Consumer Direct		6,386	6,864
Corporate and other		8,062	8,338
		$18,909	$18,104
Operating (loss) income:
Wholesale		$8,357	$8,084
Consumer Direct		(1,213)	(2,012)
Corporate and other		(7,449)	(7,839)
		$(305)	$(1,767)
Capital expenditures:
Wholesale		$10	$139
Consumer Direct		159	612
Corporate and other		87	58
		$256	$809

	March 31, 2017	December 31, 2016	March 31, 2016
Total assets:
Wholesale	$50,778	$44,793	$62,637
Consumer Direct	9,148	10,093	11,770
Corporate and other	109,153	111,285	92,953
	$169,079	$166,171	$167,360

Operations by Geographic Area

Currently, we do not have any material reportable operations outside of the United States.

13.    Commitments and Contingencies

Operating Leases

The Company leases retail store locations and the corporate offices under operating lease agreements expiring on various dates through April 2026. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6 percent to 8 percent, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis from the possession date.

As of March 31, 2017, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2017	Remainder of the year	$5,227
2018		6,183
2019		6,039
2020		6,042
2021		6,157
Thereafter		15,839
		$45,487

Rent expense was $2.3 million for each of the three months ended March 31, 2017 and 2016.

Employment Agreements

Certain of the Company’s officers and employees are under employment agreements with minimum required payments. Future minimum payments under these employment agreements total $2.0 million for the remainder of 2017, $1.3 million in 2018, and $0.4 million in 2019.

Purchase Commitments

As of March 31, 2017, the Company had open purchase commitments of $22.9 million.

Advertising Commitments

As of March 31, 2017, the Company had advertising commitments totaling $0.4 million related to the production of Robert Graham Fall / Winter 2017 catalogs.

Litigation

The Company is party to legal proceedings and claims in the ordinary course of business, including proceedings to protect its intellectual property rights. As part of the Company’s monitoring program for its intellectual property rights, from time to time, the Company files lawsuits in the United States and abroad for acts of trademark counterfeiting, trademark infringement, trademark dilution, patent infringement or breach of other state or foreign laws. These actions often result in seizure of counterfeit merchandise and negotiated settlements with defendants. Defendants sometimes raise the invalidity or unenforceability of the Company’s proprietary rights as affirmative defenses or counterclaims. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending proceedings and claims, either individually or in the aggregate, would have a material adverse effect on the consolidated financial condition, results of operations or cash flows. However, because the ultimate outcome of legal proceedings and claims involves judgments, estimates and inherent uncertainties, actual outcomes of these proceedings and claims may materially differ from current estimates. It is possible that resolution of one or more of the proceedings currently pending or threatened could result in losses material to the consolidated results of operations, liquidity or financial condition.

On a quarterly basis, the Company reviews its legal proceedings and claims to determine if an unfavorable outcome is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. If it is determined that an unfavorable outcome is probable and is reasonably estimable, potential litigation losses are accrued for. The liability the Company may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts accrued for, if at all. If it is determines an unfavorable outcome is not probable or reasonably estimable, no accrual is made.

14.    Related Party Transactions

Peter Kim

The Company entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Chief Executive Officer of Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, the Company entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim.  Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of common stock issuable upon conversion of his Modified Convertible Notes. See “Note 7 – Debt and Preferred Stock.” As of March 31, 2017, the amount outstanding under the convertible note payable to Mr. Kim was $8.7 million with accrued interest of $70 thousand.

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

Registration Rights Agreement

On the closing date of the RG Merger, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are our major stockholders of the Company, the noteholder party to the Rollover Agreement (including Mr. Kim and Fireman) and Michael Buckley, our Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, the Company is required to provide certain demand and piggyback registration rights to the parties to the Registration Rights Agreement. In particular, the Company is required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of our common stock (i) issued to the parties to the Registration Rights Agreement in connection with the RG Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Preferred Stock and the Modified Convertible Notes. Prior to the closing date of the RG Merger, the Company had a substantially similar registration rights agreement with the holders of the original convertible notes, which included Fireman and Mr. Kim.

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

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is also a stockholder, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request.  For the three months ended March 31, 2017, we incurred expenses of $24 thousand related to reimbursement of expenses. For the three months ended March 31, 2016, we incurred expenses of $791 thousand, which included (i) $750 thousand of reimbursement for legal fees incurred by TCP Denim, LLC, in connection with the purchase of the Series A Preferred Stock and RG Merger; and (ii) $41 thousand of pre-RG Merger management fees that were paid by RG that are non-recurring as a result of the RG Merger.

SWIMS® Transaction

In connection with the acquisition of SWIMS® in July 2016, the Company entered into certain financing arrangements with Tengram Partners Fund II, L.P., an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC.  See “Note 17 – Acquisition of SWIMS.” As of March 31, 2017, the amount outstanding under the convertible note payable to Tengram Partners Fund II, L.P. was $13.3 million and accrued interest of $43 thousand.

15.    Discontinued Operations

On February 29, 2016, the Company completed the closure of 14 of its Joe’s® brand retail stores.  In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of the former Joe’s Business are reported as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2016 because those operations were disposed of as of March 31, 2016.  There were no discontinued operations for the three months ended March 31, 2017.  The operations and cash flows of the 14 Joe’s® brand retail stores that were part of the Joe’s Business have been recorded as discontinued operations since the Company does not have any continuing involvement in the operations of such retail stores that were closed after the disposal transaction. There were no assets or liabilities from the discontinued operations as of March 31, 2017 and December 31, 2016.

Liabilities from discontinued operations as of March 31, 2016 consisted of $892 thousand of accounts payable which is included in liabilities from discontinued operations in the accompanying condensed consolidated balance sheet. There were no assets from discontinued operations as of March 31, 2016. The operating results of discontinued operations for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three months ended March 31,
	2017	2016
Net sales from discontinued operations	$—	$1,208
Loss from discontinued operations before income tax	$—	$(1,286)
Income tax provision	—	—
Loss from discontinued operations	$—	$(1,286)

16.    RG Merger and Related Transactions

On January 28, 2016, the Company completed the RG Merger.  In connection with the RG Merger, the Company also completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $50 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the “RG Stock Purchase Agreement”), by and between the Company and TCP Denim, LLC. The Company used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit and Term Credit Agreement (see “Note 7 – Debt and Preferred Stock”) to consummate the RG Merger and the transactions contemplated by the RG Merger Agreement.

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

In addition, in connection with the consummation of the RG Merger, the Company entered into (i) the ABL Credit Agreement with Wells Fargo Bank, National Association, as lender, (ii) the Term Credit Agreement with TCW

Asset Management Company, and (iii) the A&R Factoring Agreement with CIT.  See “Note 7 – Debt and Preferred Stock” for additional information about the ABL Credit Agreement and Term Credit Agreement and “Note 3 – Factored Accounts and Receivables” for additional information about the factoring agreement.

RG Merger Consideration

The RG Merger has been accounted for under the acquisition method of accounting with RG as the accounting acquirer. Under the acquisition method of accounting, tangible and intangible assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date of the RG Merger. The excess of purchase price over the net assets acquired is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The stock price used to determine the purchase price allocation is based on the closing price of the common stock as of January 28, 2016, which was $5.70. The equity consideration was based upon the assumption that 3,508,747 shares of common stock were outstanding, which included 2,342,000 shares of common stock outstanding and 1,167,000 total aggregate shares of common stock issued to convertible noteholders upon conversion of the convertible notes into shares of our common stock under the Rollover Agreement.  As a result of the Rollover Agreement, immediately after giving effect to the RG Merger and related Merger Transactions, the holders of the Modified Convertible Notes owned approximately 14% of the combined company on an as-converted, fully diluted basis.

Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The following is the total purchase price (in thousands, except share and per share data):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$2,092
Factored accounts receivable	6,719
Accounts receivable	336
Inventories	11,378
Prepaid expenses and other current assets	2,278
Property and equipment	356
Other assets	352
Accounts payable and accrued expenses	(15,417)
Customer cash advances	(893)
Line of credit	(4,683)
Deferred income tax liability	(9,677)
Other liabilities	(81)
Buy-out payable	(1,668)
Intangible assets acquired:
Trade name	32,300
Customer relationships	13,400
Total	36,792
Excess purchase price over net assets acquired	3,638
Total net assets acquired	$40,430

Total purchase price:
Cash paid to existing holders of convertible notes	$8,630
Fair value of Modified Convertible Notes transferred to the existing holders of convertible notes	11,800
Equity consideration to the Company's stockholders and existing holders of convertible notes
(3,508,747 common shares at $5.70)	20,000
Total Purchase Price	$40,430

The assets acquired consisted of tangible and intangible assets and liabilities assumed. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $0.4 million of which $0.2 million was sold in the first quarter of fiscal 2016 and is included in cost of goods sold within the accompanying condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2016. The remaining $0.2 million of the inventory step up was sold through and recorded as cost of goods sold in the second quarter of fiscal 2016. The fair value of the Modified Convertible Notes was determined with the assistance of a third-party valuation specialist. The face value of the Modified Convertible Notes in the amount of $16.5 million was discounted by $4.7 million to arrive at the fair value of the Modified Convertible Notes. The discount was calculated based on the present values of the contractual cash flows from the Modified Convertible Notes.

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

The Company incurred $2.7 million of non-recurring acquisition-related transaction costs and $0.6 million of non-recurring restructuring expenses related to the RG Merger during the three months ended March 31, 2016, which are included in selling, general and administrative expense within the accompanying condensed consolidated statement of operations and comprehensive (loss) income. No acquisition-related transaction costs or restructuring expenses were incurred for the three months ended March 31, 2017 related to the RG Merger.

See “Note 17 – Acquisition of SWIMS” for a presentation of the unaudited pro forma results for the three months ended March 31, 2017 and 2016, respectively, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2016.  These results are not intended to reflect actual operations had the acquisition occurred on January 1, 2016.

17.    Acquisition of SWIMS

On July 18, 2016, the Company completed the acquisition of all of the outstanding share capital of Norwegian private limited company SWIMS. SWIMS is a Scandinavian lifestyle brand known for its range of fashion-forward, water-resistant footwear and sportswear. The Company purchased SWIMS for aggregate consideration of (i) approximately $12.0 million in cash, (ii) 702,943 shares of our common stock and (iii) warrants to purchase an aggregate of 150,000 shares of common stock with an exercise price of $5.47 per share. The acquisition was completed pursuant to the Purchase Agreement, dated as of July 18, 2016 (the “SWIMS Purchase Agreement”), between the Company, its wholly-owned subsidiary DFBG Swims, the shareholders of SWIMS named therein (the “SWIMS Sellers”), Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the SWIMS Sellers, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC and TCP RG II, LLC.  Pursuant to the SWIMS Purchase Agreement, DFBG Swims deposited approximately $0.3 million of the cash consideration into an escrow account for certain indemnification obligations of the SWIMS Sellers.

To finance the acquisition, the Company issued the following to its majority stockholder Tengram Capital Partners Fund II, L.P. (“Tengram II”): (i) a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (the “SWIMS Warrant”); and (ii) a convertible promissory note with principal of $13.0 million (the “SWIMS Convertible Note”). See “Note 7 – Debt and Preferred Stock” for a discussion of the terms of the convertible note. The SWIMS Warrant has an estimated fair value of $0.5 million, which has been recorded as a debt discount against the proceeds of the SWIMS Convertible Note. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants.

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

The purchase price included the issuance of 702,943 shares of common stock that contain restrictions on resale with an estimated fair value of approximately $1.8 million and the issuance of 150,000 warrants with an estimated fair value of $45 thousand. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants. Included in the $13.8 million is approximately $0.3 million that is being held in escrow to support indemnification obligations.  The following is the total purchase price allocation (in thousands, except share and per share data):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$189
Factored accounts receivable	1,552
Inventories	3,466
Prepaid expenses and other assets	647
Property and equipment	498
Accounts payable and accrued expenses	(1,706)
Deferred income tax liability	(2,476)
Intangible assets acquired:
Trade name	7,286
Customer relationships	1,833
Non-compete agreements	130
Total	11,419
Excess purchase price over net assets acquired	2,393
Total net assets acquired	$13,812

Total purchase price:
Cash paid to sellers	$12,017
Equity consideration issued to sellers
(702,943 common shares at $2.49)	1,750
Fair value of warrants issued to sellers	45
Total Purchase Price	$13,812

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of assets acquired and liabilities assumed represent management’s estimate of fair value based on information obtained from various sources, including management’s historical experience. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $1.3 million which was sold and included in cost of goods sold within the condensed consolidated statement of operations and comprehensive (loss) income during the third quarter of fiscal 2016. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method, the with versus without method,  net realizable value method and the relief from royalty method approach.

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

The Company has determined that the useful life of the acquired trade name asset is indefinite, and therefore, no amortization expense will be recognized until the useful life is determined not to be indefinite. The useful life of the acquired customer relationships and non-compete agreements are finite and are being amortized over their useful lives. However, the assets will be tested for impairment if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long-lived intangible assets acquired.

No acquisition-related transaction costs for SWIMS were incurred for the three months ended March 31, 2017 and 2016.

Pro forma financial information

The following table presents the pro forma results (in thousands, except per share data) for the three months ended March 31, 2017 and 2016, respectively, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2016. The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Three months ended March 31,
	2017	2016
Net sales	$40,103	$42,760
Net loss	$(2,350)	$(544)

Weighted average common shares outstanding	13,287	11,325
Loss per common share - basic and diluted	$(0.18)	$(0.05)

The pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the RG Merger and SWIMS acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future periods.

18.    Restructuring

During the three months ended March 31, 2016, the Company recorded $0.6 million of restructuring charges in connection with the RG Merger related to severance and benefit related costs, and termination of consulting arrangements. These charges are included in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations and comprehensive (loss) income. The Company made cash payments of $0.5 million during the three months ended March 31, 2016 related to these restructuring expenses. Restructuring accruals of $0.1 million are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2016. There were no restructuring charges related to the RG Merger for the three months ended March 31, 2017.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the risk of intense competition in the denim and premium lifestyle apparel industries; the risk that we incurred substantial indebtedness in connection with the acquisition of RG, and, to a lesser extent, SWIMS, which we may need to refinance or on which we may default; the risks associated with our foreign sourcing of our products and the implementation of foreign production for Hudson’s products, including in light of potential changes in international trade relations brought on by the new U.S. presidential administration; the effects of the RG Merger and acquisition of SWIMS on our financial results, business performance and product offerings and risks associated with successfully integrating these businesses to achieve cost savings and synergies; risks associated with our third-party distribution system; risks associated with leasing retail space and operating our own retail stores; risks associated with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness;  the risk that the credit ratings of the combined company or its subsidiaries, including the Hudson, RG and SWIMS businesses, may be different from what we expect; risks related to our ability to respond to the business environment and fashion trends; risks related to continued acceptance of our brands in the marketplace; risks related to our reliance on a small number of large customers; risks related to our ability to implement successfully any growth or strategic plans; risks related to our ability to manage our inventory effectively; the risk of cyber-attacks and other system risks; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our pledge of all our tangible and intangible assets as collateral under our financing agreements; risks related to our ability to generate positive cash flow from operations; risks related to a possible oversupply of denim in the marketplace;  and the other  risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), and in “Part II, Item 1A, Risk Factors” of this Quarterly Report.

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the quarterly periods ended March 31, 2017 and 2016. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

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

Our Hudson® product line includes women’s and men’s denim jeans, pants, shirts, jackets and other bottoms and we continue to evaluate offering a range of new products under the Hudson® brand name. Additionally, children’s denim jeans, pants, shirts, jackets and other bottoms are produced by a third party under a license agreement and Hudson receives royalty payments based upon net sales from the licensee. Our Robert Graham® product line includes premium priced men’s sport shirts, denim jeans, pants, shorts, sweaters, knits, t‑shirts, sportcoats, outerwear and swimwear. RG also offers a line of women’s apparel, mainly in its own retail stores. Additionally, men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees.  Our SWIMS® product line includes men’s and women’s footwear, men’s apparel and accessories.

We operate retail stores for our Robert Graham® and SWIMS® brands. As of May 15, 2017, we operated 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and one SWIMS® brand store in Oslo, which is an outlet store. We also signed a lease to open one new SWIMS® brand outlet store, scheduled to open in June 2017. Lastly, we also license the SWIMS® brand name and products for sale in 8 SWIMS® branded retail stores internationally.

On September 8, 2015, we entered into various definitive agreements pursuant to which we agreed to (i) the Joe’s Asset Sale, which was completed September 11, 2015, whereby we sold certain of our operating and intellectual property assets related to the Joe’s Business for a total of $80 million, (ii) combine our remaining business operated under the Hudson brand with RG pursuant to the RG Merger Agreement, (iii) issue and sell $50 million of our Series A Preferred Stock in a private placement to an affiliate of TCP pursuant to the RG Stock Purchase Agreement, (iv) exchange our outstanding Convertible Notes for a combination of cash, shares of our common stock and the Modified Convertible Notes and (v) gain a CEO with public company experience. On January 28, 2016, all outstanding loans were repaid and were terminated in connection with entering into the ABL Credit Agreement and Term Credit Agreement. On January 28, 2016, we completed the RG Merger with RG. After the closing of the Joe’s Operating Asset Purchase Agreement and the Joe’s IP Asset Purchase Agreement in September 2015, we retained and operated 32 Joe’s® brand retail stores until we transferred or closed them in early 2016. The retail stores transferred or closed are reported as discontinued operations for all periods presented in this Quarterly Report.

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

Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters and, accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, including our acquisition of Hudson, the acquisition of the Robert Graham Business, and the acquisition of the SWIMS Business, our quarterly or yearly results are not necessarily indicative of future results.

Inventory and Reclassification

During the three months ended March 31, 2017, we included certain production overhead costs allocated to inventory that were previously excluded. This modification resulted in additional capitalization of $1.4 million of production overhead to the standard cost of inventory from production expenses. These production expenses previously were included in cost of goods sold and selling, general and administrative expenses. These costs are now included in production overhead costs to better reflect the costs incurred to bring our inventory to a saleable condition after the recent change in our processes of sourcing inventory.

The increase in inventories resulted in a $1.4 million non-cash benefit (or $0.11 per diluted share), which was comprised of a $0.3 million decrease in cost of goods sold and a $1.1 million decrease in selling, general and administrative expenses. This modification has been accounted for on a prospective basis from January 1, 2017.

In addition, we reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. The classification of these costs in cost of goods sold more accurately reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers. The change has been reflected in the condensed consolidated statements of operations in the prior period to conform to the presentation in the current period. The impact of the reclassification resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expenses in the amount of $3.6 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively.

Reportable Segments

Our reportable business segments are Wholesale, Consumer Direct and Corporate and other. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of products to better nationwide department stores, boutiques, specialty retailers, and select off-price and international customers, and includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores and outlet stores, through our SWIMS® brand outlet store in Oslo, Norway and through our ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The information contained on, or that can be accessed through, these websites is not a part of this Quarterly Report and is not incorporated by reference herein. The Corporate and other segment is comprised of revenue from trademark licensing agreements and overhead from corporate operations, which include the executive, finance, legal, information technology, and human resources departments. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.  In addition, the information presented reflects the integration of the SWIMS® brand since its acquisition on July 18, 2016.

Wholesale

Our Wholesale segment is comprised of sales of Robert Graham®, Hudson® and SWIMS® products to better nationwide department stores, specialty retailers, boutiques, select off-price retailers and international customers. In addition, SWIMS® products are sold to international licensed store operators. Our Wholesale segment includes expenses from our sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples associated with our Robert Graham®,  Hudson® and SWIMS® product lines for the respective periods described above. Domestically, we sell our Robert Graham®,  Hudson® and SWIMS® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Internationally, we sell our products to customers in various countries.

We measure performance of our Wholesale segment primarily based on the diversity of product classifications and number of retail “doors” that sell our products within existing accounts as well as our ability to selectively expand into new accounts having retail customers carrying similar premium-priced products. While our Wholesale segment has slightly declined we have focused on growing our higher margin Consumer Direct segment. Our go-forward strategy includes driving sales by improving productivity in existing accounts/doors, selectively expanding into new accounts and continued installation of shop-in-shops. International expansion, largely through wholesale distributors and licensees, is also a strategy that we are pursuing.

Consumer Direct

Our Consumer Direct segment is comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores, our ecommerce site, www.robertgraham.us and through the circulation of over 775,000 catalogs distributed seasonally throughout the United States.  As this segment generates higher profit rates and provides us greater control of our brand product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of March 31, 2017, including 18 full price stores and 12 outlet stores. We have expanded the ecommerce part of the Consumer Direct segment through direct digital, creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the RG Merger Agreement on January 28, 2016, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our ecommerce site at www.hudsonjeans.com and following the acquisition of SWIMS® on July 18, 2016, sales of our SWIMS® products to consumers through our ecommerce site at www.swims.com and our one Company operated outlet store in Oslo, Norway. During the first quarter of 2017, we signed a lease for the opening of one new SWIMS® branded outlet store, scheduled to open in June 2017.

We measure performance of our Consumer Direct segment primarily based on the profitability of our stores and websites, as well as our ability to acquire and retain customers in our ecommerce business and the site traffic and conversion rates on our websites.

Corporate and other

Our Corporate and other segment is comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Following the closing of the RG Merger on January 28, 2016, our Corporate and other segment also included licensing revenue from the sale by our licensee of our Hudson® children’s product line. Our Corporate and other segment also encompassed our corporate operations, including the general brand marketing and advertising, information technology, finance, executive, legal, and human resources departments associated with our Robert Graham®,  Hudson® and SWIMS® product lines for the respective periods described above. Similar to our Wholesale segment, we measure performance of our Corporate and other segment primarily based on our licensees’ ability to profitably sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories. Goodwill and intangible assets are included within the Corporate and other segment.

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. These tables should be read in conjunction with the discussion that follows:

	Three months ended March 31,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales	$40,103	$33,715	$6,388	19%
Cost of goods sold	21,499	17,378	4,121	24
Gross profit	18,604	16,337	2,267	14
Profit rate	46%	48%	35%
Operating expenses
Selling, general and administrative	17,411	16,463	948	6
Depreciation and amortization	1,498	1,362	136	10
Retail store impairment	—	279	(279)	(100)
Total operating expenses	18,909	18,104	805	4
Operating loss from continuing operations	(305)	(1,767)	1,462	(83)
Interest expense, net	2,047	1,341	706	53
Other expense, net	24	—	24	100
Loss from continuing operations before income taxes	(2,376)	(3,108)	732	(24)
Income tax (benefit) provision	(26)	2,087	(2,113)	(101)
Loss from continuing operations	(2,350)	(5,195)	2,845	(55)
Loss from discontinued operations, net of tax	—	(1,286)	1,286	(100)
Net loss	$(2,350)	$(6,481)	$4,131	(64)%

	Three months ended March 31,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$31,144	$25,577	$5,567	22%
Consumer Direct	8,346	7,639	707	9
Corporate and other	613	499	114	23
	$40,103	$33,715	$6,388	19%
Gross profit:
Wholesale	$12,818	$10,986	$1,832	17%
Consumer Direct	5,173	4,852	321	7
Corporate and other	613	499	114	23
	$18,604	$16,337	$2,267	14%
Operating expenses:
Wholesale	$4,461	$2,902	$1,559	54%
Consumer Direct	6,386	6,864	(478)	(7)
Corporate and other	8,062	8,338	(276)	(3)
	$18,909	$18,104	$805	4%
Operating (loss) income from continuing operations:
Wholesale	$8,357	$8,084	$273	3%
Consumer Direct	(1,213)	(2,012)	799	(40)
Corporate and other	(7,449)	(7,839)	390	(5)
	$(305)	$(1,767)	$1,462	(83)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Sales

Net sales increased by 19% to $40.1 million for the first quarter this year from $33.7 million last year. The $6.4 million increase was attributable to a $5.6 million or 22% increase in Wholesale segment net sales and a $0.7 million or 9% increase in our Consumer Direct segment net sales.  The growth in our Wholesale segment net sales during the first quarter of 2017 was due to an increase of $8.0 million or 31% related to the addition of the Hudson® and SWIMS® brands which operated for the full quarter this year. This addition broadened our distribution channels for the Wholesale segment across a variety of new and existing premium specialty and department store customers that carry our brands and more than offset a $2.4 million or 9% decline of Wholesale net sales from Robert Graham during the first quarter this year. The Robert Graham decline was driven by the lack of adoption, across its customer base, of a greater fashion focused and weighted product offering for Fall 2016 and Spring 2017 than offered in the previous year. Robert Graham has corrected its product offerings to include a greater weight of fashion basics for Fall 2017.

The growth in our Consumer Direct segment during the first quarter of 2017 was due to an increase of $0.8 million or 10% related to the addition of the Hudson and SWIMS brands which operated for the full quarter this year. Within the total Consumer Direct segment, ecommerce represented $0.8 million or 10% of the net sales increase. Ecommerce net sales increases were driven by a 36% increase in customer sessions (traffic) and a strong improvement in overall net conversion rate. Average order values at ecommerce were down modestly for the quarter. Robert Graham retail stores represented a decrease of $0.1 million for the first quarter of 2017 compared to the first quarter last year.

Corporate and other net sales increased by 23% to $0.6 million in licensing revenue for the first quarter of fiscal 2017 compared to $0.5 million for the first quarter last year.

Gross Profit

Gross profit increased by $2.3 million or 14% to $18.6 million for the first quarter of fiscal 2017 from $16.3 million for the first quarter of fiscal 2016.The gross profit rate declined to 46.4% of sales for the first quarter of fiscal 2017 from 48.5% of sales for the same quarter last year. Both variances are primarily attributed to the addition of our Hudson® and SWIMS® brands for the full quarter, which carry a lower margin rate since their net sales are weighted more toward Wholesale customers than Consumer Direct customers. Hudson® and SWIMS® brands contributed $3.5 million of additional gross profit for the first quarter of this year versus last year that more than offset a $1.2 million decrease in gross profit margins from Robert Graham due to a decline in sales during the quarter. Robert Graham margins, as a rate of sales, increased by 1.9 percentage points versus the same quarter last year. Gross profit for the first quarter of 2017 also includes an addition of $0.3 million due to a change in accounting estimate related to our standard production costs allocated to inventory.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, merger and acquisition related costs, professional fees, stock-based compensation and factor and bank fees, (ii) depreciation and amortization, and (iii) retail stores impairment.

Operating expenses increased by 4% to $18.9 million for the first quarter of fiscal 2017 from $18.1 million for the first quarter of fiscal 2016.  The $0.8 million increase in operating expenses was mainly attributable to $5.0 million of additional expenses for the Hudson® and SWIMS® brands for the full quarter, partially offset by $3.3 million of one-time acquisition costs incurred during the first quarter of 2016. In addition, the first quarter of 2016 reflects a $0.3 million store impairment charge. The increase in operating expenses is also offset by a $1.1 million additional capitalization of production costs, from selling, general and administrative expenses to the cost of inventory due to a change in sourcing processes that impacts production overhead costs. Selling, general and administrative expenses were approximately 43.4% and 48.8% of net sales for the first quarter of fiscal 2017 and 2016, respectively. Depreciation and amortization expense, as a percent of net sales, decreased to 3.8% from 4.1% for the first quarter of 2017 compared to the first quarter of 2016.

Operating Loss from Continuing Operations

We had an operating loss from continuing operations of $0.3 million for the first quarter of fiscal 2017, compared to an operating loss from continuing operations of $1.8 million for the first quarter of fiscal 2016.

Interest Expense

Interest expense increased to $2.0 million for the first quarter of fiscal 2017 from $1.3 million for the first quarter of fiscal 2016, associated with a full quarter of interest expense related to our credit facilities, convertible notes and the amortization of debt discounts and deferred financing costs related to those facilities and notes.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 1% for the first quarter of fiscal 2017 compared to an expense of 67% for the first quarter of fiscal 2016.  The difference in the effective tax rate for the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, was primarily due to a change in the ratio of year-to-date losses to forecasted income. This tax benefit consisted of a benefit of the current loss from our foreign subsidiary.

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

Loss from Discontinued Operations

We had a loss from discontinued operations in the first quarter of fiscal 2016 of $1.3 million due to the operation of the Joe’s® brand retail stores, which we operated until their assignment in January 2016 and closure in February 2016.

Net Loss

We generated a net loss of $2.4 million for the first quarter of fiscal 2017, compared to a net loss of $6.5 million for the first quarter of fiscal 2016.

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

At March 31, 2017, December 31, 2016 and March 31, 2016, our cash and cash equivalent balances were $4.0 million, $6.5 million and $11.4 million, respectively. In addition to cash, the Company had $10.8 million of availability to borrow under its line of credit. Based on our cash on hand, cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, $20.5 million of non-recourse short term receivables, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the date of this Quarterly Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016

For the three months ended March 31, 2017, we used $3.4 million of cash flows in operating activities to fund our working capital. Cash flows used in investing activities during the three months ended March 31, 2017 totaled $0.3 million for the purchase of property and equipment. Cash flows from financing activities during the three months ended March 31, 2017 totaled $1.3 million. These cash flows from financing activities primarily consisted of a $3.4 million drawn down on our line of credit under the ABL Credit Agreement offset by repayment of customer cash advances in the amount of $1.7 million.

For the three months ended March 31, 2016, we used $15.4 million of cash flows from operating activities to fund our working capital, pay for costs related to the RG Merger that were incurred through March 31, 2016 and fund our discontinued operations. Cash flows from financing activities during the three months ended March 31, 2016 totaled $32.1 million, net of financing costs. These cash flows consisted of $50 million from the issuance of Series A Preferred Stock and $64.5 million in funds from our credit facilities, net of the following financing costs (i) $23.3 million for the repayment in full of our CIT Amended and Restated Revolving Credit Agreement and the JPM Loan Agreement; (ii) $58.2 million for the redemption of the units held by our RG members; (iii) $1.4 million as a distribution to RG members, which was accrued at the prior year end; and (iv) $125 thousand of principal payments under our Term Loan Credit Agreement. Additionally, in investing activities, we used cash flows of $0.8 million for the purchase of property and equipment and $8.6 million to pay the existing holders of convertible notes pursuant to the Rollover Agreement, net of cash of $2.1 million on hand as of the date of the RG Merger. At March 31, 2016, the JPM Loan Agreement and the CIT Amended and Restated Revolving Credit Agreement were each fully repaid using the proceeds of the cash consideration given to RG in the RG Merger in January 2016.

Credit Agreements and Other Financing Arrangements

In connection with the RG Merger, certain historical credit and financing arrangements were repaid. See “Notes to Condensed Consolidated Financial Statements—Note 7 – Debt and Preferred Stock” for additional information related to these historical agreements.

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

The ABL Credit Agreement provides for an asset-based revolving facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan facility with commitments in an aggregate principal amount of $50 million (the “Term Facility”). The Term Facility matures on January 28, 2021. The Revolving Facility matures on October 30, 2020. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory. Our availability under the Revolving Facility as of March 31, 2017 was $10.8 million.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

On March 27, 2017, we entered into (i) Amendment No. 2 to the Term Credit Agreement to modify certain defined terms, add a liquidity covenant, revise certain covenants, and to set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017 and (ii) Amendment No. 2 to the ABL Credit Agreement to confirm certain defined terms to that in Amendment No. 2 in the Term Credit Agreement. As of March 31, 2017, we were in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement as of that date. For additional information on the ABL Credit Agreement and Term Credit Agreement, see “Notes to Condensed Consolidated Financial Statements—Note 7 – Debt and Preferred Stock.”

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

Modified Convertible Notes and Rollover Agreement

The Company issued convertible notes in connection with the acquisition of Hudson with different interest rates and conversion features for Hudson’s management stockholders, including Peter Kim and Fireman Capital CPF Hudson Co-Invest LP.  On September 8, 2015, the Company entered into the Rollover Agreement with the holders of those convertible notes, pursuant to which, on January 28, 2016, the holders of the notes contributed their notes to the Company in exchange for the following:

•	1.2 million shares of common stock;

•	a cash payment of approximately $8.6 million, before expenses; and

•	an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes.

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (which increased to 7% as of October 1, 2016 with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

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

Short-Term Convertible Note

On July 18, 2016, we issued a convertible promissory note to Tengram II, with principal of $13.0 million in connection with the acquisition of SWIMS, referred to as the SWIMS Convertible Note. The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the extended maturity date of July 18, 2017 (which had an original maturity date of January 18, 2017) if not already repaid in cash on or prior to that date, into up to 4.5 million newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. We are currently evaluating all of our options in order to assess the repayment of the SWIMS Convertible Note at maturity if it is not converted. Additionally, the Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Critical Accounting Policies and Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion of Critical Accounting Policies” included in our 2016 Form 10-K, except as provided in “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements above.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements above regarding new accounting pronouncements.

Where You Can Find Other Information

Our corporate website is www.differentialbrandsgroup.com. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report and is not incorporated by reference herein. We make available on or through our website, without charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically submitted to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available for at the SEC’s website at www.sec.gov. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed online at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Item 4.          Controls and Procedures

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

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of fiscal 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings

We are a party to lawsuits and other contingencies in the ordinary course of our business. We do not believe that we are currently a party to any material pending legal proceedings. Additionally, in the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending legal proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows. For more information, see “Note 13 – Commitments and Contingencies” to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Quarterly Report.

Item 1A.        Risk Factors

There have been no material changes to our risk factors from those disclosed in “Part I, Item 1A. Risk Factors” of our 2016 Form 10-K.

Item 6.          Exhibits.

Exhibit No.	Description	Document if Incorporated by Reference
4.1	Amendment No.1 to Convertible Promissory Note, dated as of January 18, 2017.	Exhibit 4.1 to Current Report on Form 8-K filed on January 24, 2017
10.1*	Employment Agreement by and between Differential Brands Group Inc. and Bob Ross, dated January 30, 2017.	Exhibit 10.1 to Current Report on Form 8-K filed on January 31, 2017
10.2*	General Release Agreement by and between Differential Brands Group Inc. and Hamish Sandhu, dated February 28, 2017.	Exhibit 10.1 to Current Report on Form 8-K filed on March 6, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Management contract or compensatory plan, contract or arrangement.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIFFERENTIAL BRANDS GROUP INC.

May 15, 2017	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer (Principal Executive Officer)

May 15, 2017	/s/ Bob Ross
Bob Ross
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
4.1	Amendment No.1 to Convertible Promissory Note, dated as of January 18, 2017.	Exhibit 4.1 to Current Report on Form 8-K filed on January 24, 2017
10.1*	Employment Agreement by and between Differential Brands Group Inc. and Bob Ross, dated January 30, 2017.	Exhibit 10.1 to Current Report on Form 8-K filed on January 31, 2017
10.2*	General Release Agreement by and between Differential Brands Group Inc. and Hamish Sandhu, dated February 28, 2017.	Exhibit 10.1 to Current Report on Form 8-K filed on March 6, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Management contract or compensatory plan, contract or arrangement.

**      Furnished herewith.