Form 10-Q
period 2017-06-30
Differential Brands Group Inc.
filed 2017-08-14
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of August 14, 2017 was 13,317,281.

DIFFERENTIAL BRANDS GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,	June 30,
	2017	2016	2016
	(unaudited)	(Note 1)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,305	$6,476	$8,368
Accounts receivable, net	16,982	20,225	14,339
Inventories, net	30,623	23,977	26,759
Prepaid expenses and other current assets	5,465	4,249	1,976
Total current assets	59,375	54,927	51,442
Property and equipment, net	9,651	10,620	13,003
Goodwill	8,340	8,271	6,524
Intangible assets, net	90,669	91,886	84,965
Other assets	514	467	477
Total assets	$168,549	$166,171	$156,411

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,206	$19,930	$20,838
Short-term convertible notes	13,436	13,137	—
Current portion of long-term debt	1,875	1,250	875
Total current liabilities	35,517	34,317	21,713
Deferred rent	3,609	3,636	3,624
Line of credit	17,492	12,742	12,000
Convertible notes	13,242	12,660	12,251
Long-term debt, net of current portion	45,991	47,218	47,694
Deferred income taxes, net	13,416	11,074	9,723
Other liabilities	—	—	81
Total liabilities	129,267	121,647	107,086

Commitments and contingencies (Note 13)

Equity
Series A convertible preferred stock, $0.10 par value: 50,000 shares authorized, issued and outstanding at June 30, 2017, December 31, 2016 and June 30, 2016	5	5	5
Common stock, $0.10 par value: 100,000,000 shares authorized, 13,317,281, 13,239,125 and 12,379,000 shares issued and outstanding at June 30, 2017, December 31, 2016 and June 30, 2016, respectively	1,332	1,324	1,239
Additional paid-in capital	59,962	59,154	56,093
Accumulated other comprehensive income (loss)	125	(221)	—
Accumulated deficit	(22,142)	(15,738)	(8,012)
Total equity	39,282	44,524	49,325
Total liabilities and equity	$168,549	$166,171	$156,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
		(Note 2)		(Note 2)
Net sales	$36,453	$32,373	$76,555	$66,088
Cost of goods sold	20,234	19,862	41,733	37,240
Gross profit	16,219	12,511	34,822	28,848

Operating expenses
Selling, general and administrative	14,915	14,130	32,319	30,593
Depreciation and amortization	1,527	1,501	3,032	2,863
Retail store impairment	—	—	—	279
Total operating expenses	16,442	15,631	35,351	33,735
Operating loss from continuing operations	(223)	(3,120)	(529)	(4,887)
Interest expense	2,207	1,995	4,254	3,336
Other (income) expense, net	(12)	—	11	—
Loss from continuing operations before income taxes	(2,418)	(5,115)	(4,794)	(8,223)
Income tax provision (benefit)	1,636	(1,510)	1,610	577
Loss from continuing operations	(4,054)	(3,605)	(6,404)	(8,800)
Loss from discontinued operations, net of tax	—	—	—	(1,286)
Net loss	$(4,054)	$(3,605)	$(6,404)	$(10,086)

Net loss	$(4,054)	$(3,605)	$(6,404)	$(10,086)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	283	—	346	—
Other comprehensive income	283	—	346	—
Comprehensive loss	$(3,771)	$(3,605)	$(6,058)	$(10,086)

Loss per common share - basic
Loss from continuing operations	$(0.30)	$(0.29)	$(0.48)	$(0.74)
Loss from discontinued operations	—	—	—	(0.11)
Loss per common share - basic	$(0.30)	$(0.29)	$(0.48)	$(0.85)

Loss per common share - diluted
Loss from continuing operations	$(0.30)	$(0.29)	$(0.48)	$(0.74)
Loss from discontinued operations	—	—	—	(0.11)
Loss per common share - diluted	$(0.30)	$(0.29)	$(0.48)	$(0.85)

Weighted average shares outstanding
Basic	13,309	12,380	13,298	11,852
Diluted	13,309	12,380	13,298	11,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, unaudited)

						Accumulated
						Other
	Common Stock		Preferred Series A		Additional	Comprehensive	Accumulated	Common Members		Preferred Members		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Units	Amount	Units	Amount	Equity
Balance, January 1, 2016	—	$—	—	$—	$—	$—	$—	4,900	$22,743	5,100	$24,798	$47,541
Net loss through RG Merger date	—	—	—	—	—	—	—	—	(1,016)	—	(1,058)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	—	(28,905)	—	(29,313)	(58,218)
Contribution of Robert Graham in exchange for common shares	8,825	883	—	—	(13,634)	—	—	(4,900)	7,178	(5,100)	5,573	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	—	20,000
Issuance of Series A convertible preferred stock, net of offering costs of $931	—	—	50	5	49,064	—	—	—	—	—	—	49,069
Stock-based compensation	—	—	—	—	516	—	—	—	—	—	—	516
Issuance of restricted common stock, net of taxes withheld	45	5	—	—	498	—	—	—	—	—	—	503
Net loss post RG Merger date	—	—	—	—	—	—	(8,012)	—	—	—	—	(8,012)
Balance, June 30, 2016	12,379	$1,239	50	$5	$56,093	$—	$(8,012)	—	$—	—	$—	$49,325

Balance, January 1, 2017	13,239	$1,324	50	$5	$59,154	$(221)	$(15,738)	—	$—	—	$—	$44,524
Stock-based compensation	—	—	—	—	900	—	—	—	—	—	—	900
Issuance of restricted common stock, net of taxes withheld	78	8	—	—	(92)	—	—	—	—	—	—	(84)
Foreign currency translation	—	—	—	—	—	346	—	—	—	—	—	346
Net loss	—	—	—	—	—	—	(6,404)	—	—	—	—	(6,404)
Balance, June 30, 2017	13,317	$1,332	50	$5	$59,962	$125	$(22,142)	—	$—	—	$—	$39,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(6,404)	$(8,800)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,032	2,863
Retail store impairment	—	279
Amortization of deferred financing costs	215	162
Amortization of convertible notes discount	350	359
Paid-in-kind interest	770	92
Stock-based compensation	900	1,019
Provision for bad debts	194	31
Amortization of inventory step up	—	383
Deferred taxes	2,289	270
Changes in operating assets and liabilities:
Accounts receivable	3,081	(1,339)
Inventories	(6,591)	(411)
Prepaid expenses and other assets	(1,253)	217
Accounts payable and accrued expenses	2,220	(8,264)
Deferred rent	(20)	56
Net cash used in continuing operating activities	(1,217)	(13,083)
Net cash used in discontinued operating activities	—	(1,384)
Net cash used in operating activities	(1,217)	(14,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in reverse acquisition with Robert Graham, net of cash acquired	—	(6,538)
Refund of security deposit	7	—
Purchases of property and equipment	(601)	(1,125)
Net cash used in investing activities	(594)	(7,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	49,881
Proceeds from term debt	—	50,000
Repayment of long-term debt	(625)	(250)
Proceeds from line of credit, net	4,350	12,587
Repayment of terminated line of credit and loan payable	—	(23,349)
Payment of deferred financing costs	(124)	(1,584)
Redemption of unit holders	—	(58,218)
(Repayment of) proceeds from customer cash advances	(1,707)	831
Payment of accrued distribution to members	—	(1,366)
Taxes paid in lieu of shares issued for stock-based compensation	(251)	—
Net cash provided by financing activities	1,643	28,532

Effect of exchange rate changes on cash and cash equivalents	(3)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(171)	6,402

CASH AND CASH EQUIVALENTS, at beginning of period	6,476	1,966
CASH AND CASH EQUIVALENTS, at end of period	$6,305	$8,368

Supplemental disclosures of cash flow information:
Interest paid	$2,797	$1,563
Income taxes paid	$116	$507

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in reverse acquisition with Robert Graham	$—	$20,000
Issuance of convertible notes	$—	$16,473
Debt discount recorded in connection with convertible notes	$—	$4,673
Contribution of Robert Graham in exchange for common shares	$—	$12,751
Reclassification of other assets to offering costs	$—	$812
Reclassification of other assets to deferred financing costs	$—	$349
Non-cash investing activities: accrued capital expenditures	$79	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(unaudited)

1.    Business Description and Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 and the related footnote information have been prepared on a basis consistent with the consolidated financial statements as of and for the years ended December 31, 2016 and 2015. In addition, these condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and thus should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2017. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

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

As previously reported, on September 11, 2015, the Company completed the sale of certain operating and intellectual property assets related to the business operated under the brand names “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else” (the “Joe’s Business”) to GBG USA Inc., a Delaware corporation (“GBG”), and the sale of certain intellectual property assets related to the Joe’s Business to Joe’s Holdings LLC, a Delaware limited liability company (“Joe’s Holdings”), for an aggregate purchase price of $80.0 million (the “Joe’s Asset Sale”). The Company also entered into the amended and restated revolving credit agreement (the “CIT Amended and Restated Revolving Credit Agreement”), dated September 11, 2015, which provided for a maximum credit availability of $7.5 million.

On January 28, 2016, the Company completed the acquisition (the “RG Merger”) of all of the outstanding equity interests of RG Parent LLC and its subsidiaries (“Robert Graham” or “RG”), for an aggregate of $81.0 million in cash and 8,825,461 shares of the Company’s common stock, par value $0.10 per share (after giving effect to the Reverse Stock Split, as defined below).  The aggregate cash consideration was used to repay $19.0 million of RG’s outstanding loans and indebtedness under its revolving credit agreement with J.P. Morgan Chase Bank, N.A.  On the RG Merger’s closing date, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (as later amended, the

“ABL Credit Agreement”) with Wells Fargo Bank, National Association, as lender, (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (as later amended, the “Term Credit Agreement”), and (iii) an amended and restated deferred purchase factoring agreement with CIT (the “A&R Factoring Agreement”).

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

After the closing of the Joe’s Asset Sale on September 11, 2015, the Company retained and operated 32 Joe’s® brand retail stores, of which the Company transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed and as a result are reported in this Quarterly Report as discontinued operations for the six months ended June 30, 2016.

On July 18, 2016, the Company completed the acquisition of all of the outstanding share capital of Norwegian private limited company SWIMS AS (“SWIMS”) for an aggregate consideration of (i) $12.0 million in cash, (ii) 702,943 shares of common stock and (iii) warrants to purchase an aggregate of 150,000 shares of common stock with an exercise price of $5.47 per share.

The RG Merger has been accounted for as a reverse merger and recapitalization and as a result of the RG Merger, the former RG members own a majority of the Company’s issued and outstanding equity. Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical condensed consolidated financial statements and elsewhere in this Quarterly Report prior to the RG Merger are those of RG and are recorded at the historical cost basis and reflect RG’s historical financial condition and results of operations for comparative purposes. The Company’s condensed consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations, cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson business and RG; (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016 ; and (iv) from and after the acquisition of SWIMS on July 18, 2016, the results of continuing operations and cash flows and, as applicable, the assets and liabilities of SWIMS.

Prior to the RG Merger, RG and the Company had different fiscal year ends, with RG’s fiscal year ending on December 31 and the Company’s fiscal year ending on November 30. In connection with the RG Merger, the Company changed its fiscal year end to December 31.

The Company’s reportable business segments are Wholesale, Consumer Direct and Corporate and other. For periods before the RG Merger’s closing date, the discussion of reportable segments reflects only the operations of RG.  The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of business activity and operation. The Wholesale segment is comprised of sales of products to premium nationwide department stores, boutiques, specialty retailers, and select off-price and international customers. The Wholesale segment also includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. The Consumer Direct segment is comprised of sales to consumers through the Robert Graham® brand full-price retail stores and outlet stores, through the SWIMS® brand outlet stores and through the online e-commerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The information contained on, or that can be accessed through, these websites is not a part of this Quarterly Report and is not incorporated by reference herein. The Corporate and other segment is comprised of revenue from trademark licensing agreements and expenses from corporate operations, which include the executive, finance, legal, information technology and human resources departments and general brand marketing and advertising expenses associated with the Company’s brands.

2.    Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies” of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Inventory and Reclassification

During the three months ended March 31, 2017, the Company modified its capitalization of overhead costs allocated to inventory to include certain production costs that were previously excluded. These production expenses were previously included in cost of goods sold and selling, general and administrative expenses. These costs are now included in production overhead capitalized to inventory to better reflect the costs incurred to bring the Company’s inventory to a saleable condition after the recent change in the Company’s processes of sourcing inventory. This modification resulted in additional capitalization of $1.4 million of production overhead to the standard cost of inventory from production expenses. This modification has been accounted for on a prospective basis from January 1, 2017.

The increase in inventories resulted in a $1.4 million non-cash benefit (or $0.11 per diluted share), which was comprised of a $0.3 million decrease in cost of goods sold and a $1.1 million decrease in selling, general and administrative expenses.

In addition, the Company has reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. The classification of these costs in cost of goods sold more accurately reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of the Company’s financial statements with industry peers. The change has been reflected in the condensed consolidated statements of operations in the prior periods to conform to the presentation in the current period. The impact of the reclassification resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expenses in the amount of $4.6 million and $8.6 million for the three and six months ended June 30, 2016, respectively.

Following is a reconciliation of the reclassification of costs from selling, general and administrative to cost of goods sold discussed above for the three and six months ended June 30, 2016 (in thousands):

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Before		After	As Previously		After
	Reclass	Reclass	Reclass	Reported	Reclass	Reclass

Net sales	$32,373	$—	$32,373	$66,088	$—	$66,088
Cost of goods sold	15,274	4,588	19,862	28,686	8,554	37,240
Gross profit	17,099	(4,588)	12,511	37,402	(8,554)	28,848

Operating expenses
Selling, general and administrative	18,718	(4,588)	14,130	39,147	(8,554)	30,593
Depreciation and amortization	1,501	—	1,501	2,863	—	2,863
Retail store impairment	—	—	—	279	—	279
Total operating expenses	20,219	(4,588)	15,631	42,289	(8,554)	33,735
Operating loss from continuing operations	(3,120)	—	(3,120)	(4,887)	—	(4,887)
Interest expense	1,995	—	1,995	3,336	—	3,336
Other (income) expense, net	—	—	—	—	—	—
Loss from continuing operations before income taxes	(5,115)	—	(5,115)	(8,223)	—	(8,223)
Income tax provision (benefit)	(1,510)	—	(1,510)	577	—	577
Loss from continuing operations	(3,605)	—	(3,605)	(8,800)	—	(8,800)
Loss from discontinued operations, net of tax	—	—	—	(1,286)	—	(1,286)
Net loss	$(3,605)	$—	$(3,605)	$(10,086)	$—	$(10,086)

Cost of Goods Sold

Cost of goods sold includes the following: the cost of merchandise; customs related taxes and duties; production costs; delivery expense; in-bound and outbound freight; obsolescence and shrink provisions; design costs; warehousing and handling costs and other inventory acquisition related costs.

Financial Accounting Standards Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which amends ASC Topic 718, relating to employee share-based payment accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period.  The Company adopted this standard in the first quarter of 2017 and there was no material impact on the condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. ASU No. 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The ASC amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard in the first quarter of 2017 and there was no impact on the condensed consolidated financial statements.

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

ASU No. 2016-12 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date of December 31, 2016. The Company will adopt the new revenue standards in the first quarter of 2018. The Company has not selected a transition model. The Company is still completing the assessment of the impact these ASUs will have on its condensed consolidated financial statements; however at the current time the Company does not expect that the adoption of these ASUs will have a material impact on its consolidated financial condition or results of operations. The adoption of these ASUs will require enhanced disclosures.

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

3.    Factored Accounts and Receivables

RG’s Former Factoring Agreement

In December 2013, RG entered into a deferred purchase factoring arrangement and loan agreement with CIT. Under the agreement, RG assigned trade accounts receivable to a commercial factor with recourse, while retaining ownership of the assigned accounts receivable until the occurrence of a specified triggering event. In January 2016, in connection with the RG Merger, the Company terminated the deferred purchase factoring arrangement and loan agreement and entered into the A&R Factoring Agreement (as defined below).

A&R Factoring Agreement

In January 2016, in connection with the RG Merger, the Company entered into the A&R Factoring Agreement with CIT, through its subsidiaries, Robert Graham Designs LLC and Hudson, which replaced all prior agreements relating to factoring and inventory security. The A&R Factoring Agreement provides that the Company sell and assign to CIT certain accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, the Company pays various factoring rates depending on the credit risk associated with the nature of the account. The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The A&R Factoring Agreement may be terminated by the Company upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Credit Assurance and Factoring Agreement between SWIMS and DNB Bank ASA (“DNB”), dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement is secured with (a) first-priority lien on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of June 30, 2017, SWIMS had outstanding financing commitments on NOK 10.1 million (approximately

$1.2 million as of June 30, 2017) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Accounts receivable consists of the following (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Non-recourse receivables assigned to factor	$15,814	$20,226	$16,439
Client recourse receivables	1,900	1,634	500
Total receivables assigned to factor	17,714	21,860	16,939

Allowance for customer credits	(4,010)	(5,157)	(4,784)
Factored accounts receivable, net	$13,704	$16,703	$12,155

Non-factored accounts receivable	$4,459	$4,743	$3,419
Allowance for customer credits	(997)	(1,031)	(1,126)
Allowance for doubtful accounts	(184)	(190)	(109)
Non-factored accounts receivable, net	$3,278	$3,522	$2,184

Total accounts receivable, net	$16,982	$20,225	$14,339

Of the total amount of receivables sold by the Company as of June 30, 2017, December 31, 2016 and June 30, 2016, the Company holds the risk of payment of $1.9 million, $1.6 million and $0.5 million, respectively, in the event of non-payment by the customers.

4.    Inventories

Inventories are valued at net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Finished goods	$28,382	$22,537	$25,170
Finished goods consigned to others	1,419	1,179	1,299
Work in progress	595	42	19
Raw materials	227	219	271
Total inventories	$30,623	$23,977	$26,759

5.    Impairment of Long-Lived Assets

When the Company determines that the carrying value of long‑lived assets, such as property and equipment, may not be recoverable based upon the existence of one or more factors, and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of goods sold and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the results of operations. Retail store impairment charges of $279 thousand were recorded during the six months ended

June 30, 2016 due to the closure of one store prior to the lease end date, which is included in the Consumer Direct segment. There was no impairment charge recorded related to the retail stores during the three and six months ended June 30, 2017 or for the three months ended June 30, 2016.

6.    Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite. Intangible assets as of June 30, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,688	$—	$65,688
Customer relationships	7 to 15 Years	35,050	10,158	24,892
Non-compete agreements	3 Years	131	42	89
Total		$100,869	$10,200	$90,669

Intangible assets as of December 31, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,480	$—	$65,480
Customer relationships	7 to 15 Years	34,997	8,699	26,298
Non-compete agreements	3 Years	128	20	108
Total		$100,605	$8,719	$91,886

Intangible assets as of June 30, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$58,337	$—	$58,337
Customer relationships	13 to 15 Years	33,900	7,272	26,628
Total		$92,237	$7,272	$84,965

Amortization expense related to the intangible assets amounted to approximately $0.7 million for both the three months ended June 30, 2017 and 2016. Amortization expense related to the intangible assets amounted to approximately $1.5 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2017	Remainder of the year	$1,491
2018		2,968
2019		2,948
2020		2,929
2021		2,924
Thereafter		11,721
		$24,981

Goodwill consisted of the following as of June 30, 2017, December 31, 2016 and June 30, 2016 (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Beginning balance	$8,271	$2,286	$2,286
Goodwill created by the RG Merger	—	3,638	4,238
Goodwill created by the acquisition of SWIMS	—	2,393	—
Foreign currency adjustments	69	(46)	—
Ending balance	$8,340	$8,271	$6,524

There was no impairment charge recorded related to intangible assets or goodwill during the three and six months ended June 30, 2017 and 2016.

7.    Debt and Preferred Stock

The five-year payment schedule of the Company’s convertible notes, line of credit and long-term debt as of June 30, 2017 is as follows (in thousands):

	Payments Due by Period						Deferred	Original
	Remainder of						Financing	Issue	Carrying
	2017	2018	2019	2020	2021	Total	Costs, Net	Discount, Net	Value
Short-term convertible note	$—	$13,436	$—	$—	$—	$13,436	$—	$—	$13,436
Line of credit	—	—	—	17,943	—	17,943	451	—	17,492
Long-term debt	625	2,500	3,750	5,000	37,000	48,875	1,009	—	47,866
Convertible notes	—	—	—	—	17,114	17,114	—	3,872	13,242
Total	$625	$15,936	$3,750	$22,943	$54,114	$97,368	$1,460	$3,872	$92,036

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, RG entered into a $30.0 million revolving credit facility with JP Morgan Chase Bank (the “JPM Loan Agreement”), which was later amended such that $3.5 million of the revolving credit facility was reclassified to a term loan (the “Capex Loan”).  In January 2016, RG used the aggregate cash consideration received in the RG Merger to repay all $19.0 million of RG’s outstanding loans and indebtedness under the JPM Loan Agreement, including the Capex Loan.

Line of Credit and Long-Term Debt – ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with consummation of the RG Merger, the Company and certain of its subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 3 – Factored Accounts and Receivables” for a discussion of the A&R Factoring Agreement.

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  The availability under the Revolving Facility as of June 30, 2017 was $8.6 million. Borrowings under the Revolving Facility and the Term Facility totaled $17.9 million and $48.9 million as of June 30, 2017, respectively.

Certain of the Company’s subsidiaries are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and the Term Credit Agreement are guaranteed by all of the Company’s domestic subsidiaries and are secured by substantially all of the Company’s assets, including the assets of its domestic subsidiaries.

The ABL Credit Agreement provides that, subject to customary conditions, the Company, and certain of its subsidiaries that are borrowers, may seek to obtain incremental commitments under the Revolving Facility in an aggregate amount not to exceed $10.0 million. The Term Credit Agreement provides that, subject to customary conditions, the Company, and certain of its subsidiaries that are borrowers, may seek to obtain incremental term loans under the Term Facility in an aggregate amount not to exceed $50.0 million. The Company does not currently have any commitments for such incremental loans under either facility.

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

Borrowings under the ABL Credit Agreement and Term Credit Agreement bear interest at a rate equal to either, at the Company’s option, an adjusted base rate or the LIBOR (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varies based on our senior leverage ratio) range from 9.50% to 6.00% for base rate loans and 10.50% to 7.00% for LIBOR loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBOR loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility is payable monthly in arrears.

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

Additionally, on March 27, 2017, the Company entered into (i) Amendment No. 2 to the Term Credit Agreement to modify certain defined terms, add a liquidity covenant, revise certain covenants and set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017, and (ii) Amendment No. 2 to the ABL Credit Agreement to conform certain defined terms to those in Amendment No. 2 in the Term Credit Agreement. As of

June 30, 2017, the Company was in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement.

Modified Convertible Notes

On September 8, 2015, the Company entered into the rollover agreement with the holders of convertible notes originally issued in connection with the acquisition of the Hudson business (“the Rollover Agreement”), pursuant to which, on January 28, 2016, the holders of the notes contributed the notes to the Company in exchange for the following:

•	1,167,317 shares of common stock;

•	a cash payment of approximately $8.6 million, before expenses; and

•	an aggregate principal amount of approximately $16.5 million of modified convertible notes (the “Modified Convertible Notes”).

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

If the Company elects to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares of the Company’s common stock equal to the “conversion amount” divided by the “market price.” The “conversion amount” is (a) the product of (i) the “market price”, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The “market price” is the average of the closing prices for our common stock over the 20-trading-day period immediately preceding the notice of conversion.  If the Company elects to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. The Company will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as the Company makes a pro rata prepayment on all of the Modified Convertible Notes.

The following table is a summary of the recorded value of the Modified Convertible Notes as of June 30, 2017 (in thousands). The value of the convertible notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

June 30, 2017
Modified Convertible Notes - face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued	641
Accumulated accretion of original issue debt discount	801
Modified Convertible Notes value	$13,242

Short-Term Convertible Note

In connection with the acquisition of SWIMS® in July 2016, the Company entered into certain financing arrangements with  Tengram Capital Fund II, L.P. (“Tengram II”), an entity affiliated with the holder of the Company’s Series A Preferred Stock, TCP Denim, LLC, including a convertible note issued to Tengram II on July 18, 2016 (the “SWIMS Convertible Note”).  The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the revised maturity date of January 18, 2018 (see “Note 19 – Subsequent Events”), which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. The Company is currently evaluating all options in order to assess the repayment of the SWIMS Convertible Note at maturity if it is not converted.  The Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside its common stock.

The value of the SWIMS Convertible Note reflects the present value of the contractual cash flows and resulted in an original issue discount of $465 thousand that was recorded on July 18, 2016, the issuance date. See “Note 17 – Acquisition of SWIMS” and “Note 9 – Equity” for a discussion on the warrants issued in connection with the acquisition of SWIMS.  The following table is a summary of the recorded value of the convertible note as of June 30, 2017 (in thousands).

June 30, 2017
Short-term convertible notes - face value	$13,000
Less: Original issue discount	(465)
Short-term convertible notes recorded value on issue date	12,535
PIK interest issued	436
Accumulated accretion of original issue debt discount	465
Short-term convertible notes value	$13,436

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB Bank ASA (“DNB”), dated January 27, 2016 (the “Overdraft Agreement”). The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of June 30, 2017) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The Overdraft Agreement is secured with (a) first-priority liens on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0  million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). For more information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables.” The Overdraft Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of June 30, 2017, there was no outstanding balance on the facility governed by the Overdraft Agreement.

Total Interest Expense

The following table is a summary of total interest expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Contractual coupon interest	$1,939	$1,603	$3,689	$2,815
Amortization of discounts and deferred financing costs	268	392	565	521
Total interest expense	$2,207	$1,995	$4,254	$3,336

Series A Preferred Stock

In connection with the RG Merger, the Company entered into the RG Stock Purchase Agreement with TCP Denim, LLC pursuant to which the Company issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of the

Series A Preferred Stock, for an aggregate purchase price of $50.0 million in cash. The proceeds from the sale of Series A Preferred Stock were used to consummate the RG Merger. Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. To date, the Board of Directors or a duly authorized committee thereof has not declared any dividends on the Series A Preferred Stock. Additionally, if the Board of Directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations.

For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect three members of the Board of Directors, each of whom may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock have separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock are entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16.

8.    Fair Value Measurement of Financial Instruments

The fair value of financial instruments held (which consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of the line of credit and long-term debt approximate fair value because of the variable interest rates. The fair value of the convertible notes is based on the amount of future cash flows associated with the instrument discounted using the incremental borrowing rate, which are considered Level 3 liabilities.

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

The following table presents the fair value hierarchy for liabilities measured at fair value on a non-recurring basis as of June 30, 2017, December 31, 2016 and June 30, 2016 (in thousands):

		Carrying Value			Fair Value
		June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
Financial Instrument	Level	2017	2016	2016	2017	2016	2016
Convertible notes - short term	3	$13,436	$13,137	$—	$13,436	$13,137	$—
Convertible notes - long term	3	13,242	12,660	12,251	11,250	11,250	10,960
		$26,678	$25,797	$12,251	$24,686	$24,387	$10,960

The key assumptions for determining the fair value at June 30, 2017 included the remaining time to maturity of 4.08 years, volatility of 60%, and the risk-free interest rate of 1.72%.

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

2016 Stock Incentive Plan

On October 5, 2016, the Board of Directors adopted the Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan (the “2016 Stock Incentive Plan”) which was approved by the Company’s shareholders on November 7, 2016. Under the 2016 Stock Incentive Plan, 3,529,109 shares of common stock have been reserved for issuance in connection with grants of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based compensation awards, other stock-based awards, dividend equivalents and cash-based awards. The Company has granted RSUs, stock options and performance share units (“PSUs”) to its officers, non-employee directors, employees and consultants pursuant to the 2016 Plan.

As of June 30, 2017, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the Amended and Restated Plan; and (ii) 3,152,494 shares of common stock issuable under the 2016 Stock Incentive Plan. As of June 30, 2017, no shares remained available for grant under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the six months ended June 30, 2017 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2017	444	150,000	150,444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding at June 30, 2017	444	150,000	150,444

The following table summarizes stock option activity for all incentive plans for the six months ended June 30, 2017 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2017	150,444	$4.04
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2017	150,444	$4.04	5.9	$—
Exercisable at June 30, 2017	50,444	$4.08	4.9	$—

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. A total of $7 thousand and $0 stock-based compensation expense related to stock options was recognized during the three months ended June 30, 2017 and 2016, respectively. A total of $15 thousand and $0 stock-based compensation expense related to stock options was recognized during the six months ended June 30, 2017 and 2016, respectively.

The stock option awards are measured at fair value on the grant date using the Black-Scholes option valuation model. Stock options granted to non-employees are re-valued at each reporting period. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility over the option’s expected term, the risk-free interest rate over the option’s expected term and the expected annual dividend yield, if any. Effective as of January 1, 2017 upon adoption of ASU No. 2016-09, the Company accounts for forfeitures as they occur. Prior to adoption of ASU No. 2016-09, the Company’s policy was to estimate forfeitures based on an analysis of the award recipients’ positions and the vesting period of the awards. Application of a forfeiture rate was not deemed necessary in prior periods. Thus, there was no impact to the financial statements upon this change in policy. Shares of common stock will be issued when the options are exercised.

As of June 30, 2017, there was $71 thousand of total unrecognized compensation cost related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 1.9 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2017 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	800,843	$4.65
Granted	510,000	2.24
Vested	113,888	4.62
Forfeited	75,000	2.90
Outstanding at June 30, 2017	1,121,955	$3.67

A total of $0.5 million and $0.3 million of stock-based compensation expense was recognized related to RSUs during the three months ended June 30, 2017 and 2016, respectively. A total of $0.9 million and $1.0 million of stock-based compensation expense was recognized related to RSUs during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $3.3 million of total unrecognized compensation cost related to unvested Restricted Stock Units. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.0 years.

Performance Share Units

The Company granted 513,678 performance share units during 2016 which vest over three years if the performance targets set by the Compensation Committee are met. If less than 80 percent of the performance targets are reached, zero percent of the performance share units will vest. Unvested performance share units in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. As of June 30, 2017, since it is not deemed probable that the performance targets will be met, none of the shares have vested, and no expense has been recognized.

Warrants

The Company issued warrants in conjunction with the acquisition and financing of SWIMS (see “Note 17 – Acquisition of SWIMS”) that are currently exercisable, which have been classified as equity.

In connection with the SWIMS acquisition, the Company issued to Tengram II a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share and has an estimated fair value of $465 thousand. The Company determined the fair value of the warrant at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $3.00 per share, an expected life (term) of 5 years, a volatility rate of 50%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 1.14%.  In addition, a 20% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period.

Also in connection with the SWIMS acquisition, the Company issued to the SWIMS Sellers (as defined in Note 17) warrants for the purchase of 150,000 shares of common stock with an exercise price of $5.47 per share that have an estimated fair value of $45 thousand. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $5.47 per share, an expected life (term) of 3 years, a volatility rate of 45%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 0.85%  In addition, a 10% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic loss per share computation
Numerator:
Loss from continuing operations	$(4,054)	$(3,605)	$(6,404)	$(8,800)
Loss from discontinued operations	—	—	—	(1,286)
Net loss	$(4,054)	$(3,605)	$(6,404)	$(10,086)
Denominator:
Weighted average common shares outstanding	13,309	12,380	13,298	11,852

Loss per common share - basic
Loss from continuing operations	$(0.30)	$(0.29)	$(0.48)	$(0.74)
Loss from discontinued operations	—	-	—	(0.11)
Loss per common share - basic	$(0.30)	$(0.29)	$(0.48)	$(0.85)

Diluted loss per share computation
Numerator:
Loss from continuing operations	$(4,054)	$(3,605)	$(6,404)	$(8,800)
Loss from discontinued operations	—	—	—	(1,286)
Net loss	$(4,054)	$(3,605)	$(6,404)	$(10,086)
Denominator:
Weighted average common shares outstanding	13,309	12,380	13,298	11,852
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—	—	—
Dilutive common shares	13,309	12,380	13,298	11,852

Loss per common share - diluted
Loss from continuing operations	$(0.30)	$(0.29)	$(0.48)	$(0.74)
Loss from discontinued operations	—	—	—	(0.11)
Loss per common share - diluted	$(0.30)	$(0.29)	$(0.48)	$(0.85)

The following potential shares of common stock were excluded from diluted EPS as the Company had a net loss for the period (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Outstanding stock options	150	—	150	—
Unvested RSUs	1,122	700	1,122	700
Unvested PSUs	458	—	458	—
Outstanding warrants	650	—	650	—
Convertible Series A Preferred Stock	4,480	4,480	4,480	4,480
Modified Convertible Notes	1,227	1,187	1,227	1,187
SWIMS Convertible Note	4,479	—	4,479	—

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

The following table provides a reconciliation of net loss to preferred stockholders and common stockholders for purposes of computing net loss per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(4,054)	$(3,605)	$(6,404)	$(10,086)
Less: preferred dividends	1,366	863	2,717	1,268
Net loss attributable to stockholders	(5,420)	(4,468)	(9,121)	(11,354)
Participating securities - Series A Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	$(5,420)	$(4,468)	$(9,121)	$(11,354)

Denominator:
Weighted average common shares outstanding	13,309	12,380	13,298	11,852

Loss per common share - basic and diluted under two-class method	$(0.41)	$(0.36)	$(0.69)	$(0.96)

11.    Income Taxes

The Company accounts for income taxes under the asset and liability method; under this method, deferred assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Until the RG Merger on January 28, 2016, the Company was treated as a partnership for tax purposes.  Pursuant to this status, taxable income or loss of the Company was included in the income tax returns of its owners. Consequently, no federal income tax provision was recorded through the RG Merger date.  However, under state laws, certain taxes are imposed upon limited liability companies and were provided for through the RG Merger date.

The effective tax rate from operations was an expense of -68% for the three months ended June 30, 2017 compared to a benefit of 30% for the three months ended June 30, 2016. The effective tax rate from operations was an expense of -34% for the six months ended June 30, 2017 compared to an expense of -7% for the six months ended June 30, 2016.   The difference in the effective tax rate for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.  The projected tax expense for the year predominately consists of current state and foreign tax expenses and deferred taxes associated with our foreign subsidiary and our deferred tax liability for indefinite lived intangible assets.

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

At June 30, 2017 and December 31, 2016, we had $0.1 million of certain unrecognized tax benefits, included as a component of accounts payable and accrued expenses within the accompanying condensed consolidated balance sheets. There were no unrecognized tax benefits as of June 30, 2016. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examination by taxing authorities for years prior to 2012.

12.    Segment Reporting and Operations by Geographic Area

Segment Reporting

Effective January 1, 2017, the Company reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. See “Note 2 – Summary of Significant Accounting Policies.” In addition, effective January 1, 2017, the Company reclassified production and design costs from the Corporate and other segment to the Wholesale and Consumer Direct segments due to a change in how the business is being operated going forward. The change in presentation has been retrospectively applied to the prior period to conform to the current period presentation. The following table contains summarized financial information by reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales:
Wholesale	$25,374	$22,755	$56,517	$48,332
Consumer Direct	10,425	9,097	18,771	16,736
Corporate and other	654	521	1,267	1,020
	$36,453	$32,373	$76,555	$66,088
Gross profit:
Wholesale	$8,738	$6,028	$21,555	$17,014
Consumer Direct	6,827	5,962	12,000	10,814
Corporate and other	654	521	1,267	1,020
	$16,219	$12,511	$34,822	$28,848
Operating expenses:
Wholesale	$3,168	$3,147	$7,629	$6,048
Consumer Direct	5,997	5,867	12,383	12,731
Corporate and other	7,277	6,617	15,339	14,956
	$16,442	$15,631	$35,351	$33,735
Operating (loss) income:
Wholesale	$5,570	$2,881	$13,926	$10,966
Consumer Direct	830	95	(383)	(1,917)
Corporate and other	(6,623)	(6,096)	(14,072)	(13,936)
	$(223)	$(3,120)	$(529)	$(4,887)
Capital expenditures:
Wholesale	$5	$133	$15	$272
Consumer Direct	135	150	294	762
Corporate and other	141	33	228	91
	$281	$316	$537	$1,125

		June 30, 2017	December 31, 2016	June 30, 2016
Total assets:
Wholesale		$47,812	$44,793	$55,764
Consumer Direct		8,438	10,093	11,461
Corporate and other		112,299	111,285	89,186
		$168,549	$166,171	$156,411

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

As of June 30, 2017, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2017	Remainder of the year	$3,526
2018		6,363
2019		6,159
2020		6,042
2021		6,157
Thereafter		15,849
		$44,096

Rent expense was $2.3 million for both the three months ended June 30, 2017 and 2016. Rent expense was $4.7 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively.

Employment Agreements

Certain of the Company’s officers and employees are under employment agreements with minimum required payments. Future minimum payments under these employment agreements total $1.2 million for the remainder of 2017, $2.0 million in 2018, and $0.7 million in 2019.

Purchase Commitments

As of June 30, 2017, the Company had open purchase commitments of $22.3 million.

Advertising Commitments

As of June 30, 2017, the Company had advertising commitments totaling $0.3 million related to the production of Robert Graham Fall / Winter 2017 catalogs.

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

14.    Related Party Transactions

Peter Kim

The Company entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Founder and Vice Chairman of Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, the Company entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim.  Mr. Kim’s employment agreement was amended on June 16, 2017. Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of common stock issuable upon conversion of his Modified Convertible Notes. See “Note 7 – Debt and Preferred Stock.” As of June 30, 2017, the amount outstanding under the convertible note payable to Mr. Kim was $8.7 million with accrued interest of $142 thousand.

Under the non-competition agreement with Differential and Hudson, which became effective as of the closing date of the RG Merger, Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson that is competitive to Differential, Hudson or the Company’s respective subsidiaries for a period of up to three years from, as a result of the amendment to his employment agreement, June 16, 2017. The amendment to Mr. Kim’s employment agreement also involved (i) a change to his annual bonus opportunity, (ii) a modification of his severance arrangement, and (iii) a change to the definition of “Restricted Business” as set forth in the employment agreement.

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

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is affiliated with our largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request.  For the three and six months ended June 30, 2017, we incurred expenses of $39 thousand and $62 thousand related to reimbursement of expenses, respectively. For the three months ended June 30, 2016, we incurred expenses of $84 thousand. For the six months ended June 30, 2016, we incurred expenses of $875 thousand, which included (i) $750 thousand of reimbursement for legal fees incurred by TCP Denim, LLC, in connection with the purchase of the Series A Preferred Stock and RG Merger; and (ii) $41 thousand of pre-RG Merger management fees that were paid by RG that are non-recurring as a result of the RG Merger.

SWIMS® Transaction

In connection with the acquisition of SWIMS in July 2016, the Company entered into certain financing arrangements with Tengram II, an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC.  See “Note 17 – Acquisition of SWIMS.” As of June 30, 2017, the amount outstanding under the convertible note payable to Tengram Capital Fund II, L.P was $13.4 million and accrued interest of $42 thousand.

15.    Discontinued Operations

On February 29, 2016, the Company completed the closure of 14 of its Joe’s® brand retail stores.  In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of the former Joe’s Business are reported as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2016 because those operations were disposed of as of March 31, 2016.  There were no discontinued operations for the three and six months ended June 30, 2017.  The operations and cash flows of the 14 Joe’s® brand retail stores that were part of the Joe’s Business have been recorded as discontinued operations since the Company does not have any continuing involvement in the operations of such retail stores that were closed after the disposal transaction. There were no assets or liabilities from the discontinued operations as of June 30, 2017, December 31, 2016, and June 30, 2016.

The operating results of discontinued operations for the six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Six months ended June 30,
	2017	2016
Net sales from discontinued operations	$—	$1,208
Loss from discontinued operations before income tax	$—	$(1,286)
Income tax provision	—	—
Loss from discontinued operations	$—	$(1,286)

16.    RG Merger and Related Transactions

On January 28, 2016, the Company completed the RG Merger.  In connection with the RG Merger, the Company also completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $50.0 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the “RG Stock Purchase Agreement”), by and between the Company and TCP Denim, LLC. The Company used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit and Term Credit Agreement (see “Note 7 – Debt and Preferred Stock”) to consummate the RG Merger and the transactions contemplated by the RG Merger Agreement.

Also in connection with the completion of the RG Merger, the Company completed the exchange of $38.1 million in the aggregate principal amount of outstanding convertible notes for (i) 1,167,317 shares of common stock (after giving effect to the Reverse Stock Split); (ii) a cash payment of approximately $8.6 million; and (iii) an aggregate principal amount of approximately $16.5 million of the Modified Convertible Notes, as contemplated by the Rollover Agreement, between the Company and the holders of the convertible notes.

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

The assets acquired consisted of tangible and intangible assets and liabilities assumed. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $0.4 million of which $0.2 million was sold in the first quarter of fiscal 2016 and $0.2 million was sold in the second quarter of fiscal 2016, and is included in cost of goods sold within the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016. The fair value of the Modified Convertible Notes was determined with the assistance of a third-party valuation specialist. The face value of the Modified Convertible Notes in the amount of $16.5 million was discounted by $4.7 million to arrive at the fair value of the Modified Convertible Notes. The discount was calculated based on the present values of the contractual cash flows from the Modified Convertible Notes.

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

The Company incurred $0.3 million of non-recurring acquisition-related transaction costs and $0.9 million of non-recurring restructuring expenses related to the RG Merger during the three months ended June 30, 2016, which are included in selling, general and administrative expense within the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company incurred $3.0 million of non-recurring acquisition-related transaction costs and $1.5 million of non-recurring restructuring expenses related to the RG Merger during the six months ended June 30, 2016, which are included in selling, general and administrative expenses within the accompanying condensed consolidated statement of operations and comprehensive income (loss). No acquisition-related transaction costs or restructuring expenses were incurred for the three and six months ended June 30, 2017 related to the RG Merger.

See “Note 17 – Acquisition of SWIMS” for a presentation of the unaudited pro forma results for the three months ended June 30, 2017 and 2016, respectively, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2016.  These results are not intended to reflect actual operations had the acquisition occurred on January 1, 2016.

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

To finance the acquisition, the Company issued the following to Tengram II: (i) a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (the “SWIMS Warrant”); and (ii) the SWIMS Convertible Note, with principal of $13.0 million.  See “Note 7 – Debt and Preferred Stock” for a discussion of the terms of the convertible note. The SWIMS Warrant has an estimated fair value of $0.5 million, which has been recorded as a debt discount against the proceeds of the SWIMS Convertible Note. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants.

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

The purchase price included the issuance of 702,943 shares of common stock that contain restrictions on resale with an estimated fair value of approximately $1.8 million and the issuance of warrants to purchase 150,000 shares of common stock in the aggregate with an estimated fair value of $45 thousand. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants. Included in the $13.8 million is approximately $0.3 million that is being held in escrow to support indemnification obligations.  The following is the total purchase price allocation (in thousands, except share and per share data):

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

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of assets acquired and liabilities assumed represent management’s estimate of fair value based on information obtained from various sources, including management’s historical experience. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $1.3 million which was sold and included in cost of goods sold within the condensed consolidated statement of operations and comprehensive income (loss) during the third quarter of fiscal 2016. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method, the with versus without method,  net realizable value method and the relief from royalty method approach.

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

The Company incurred $0.4 million of non-recurring acquisition-related transaction costs related to the SWIMS acquisition during the three and six months ended June 30, 2016, which were incurred before the Company closed the SWIMS acquisition and are included in selling, general and administrative expense within the accompanying condensed consolidated statement of operations and comprehensive income (loss). No acquisition-related transaction costs for SWIMS were incurred for the three and six months ended June 30, 2017.

Pro forma financial information

The following table presents actual results for the three and six months ended June 30, 2017, and pro forma results for the three and six months ended June 30, 2016, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2016 (in thousands, except per share data).  The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$36,453	$33,868	$76,555	$76,150
Net loss	$(4,054)	$(2,457)	$(6,404)	$(3,403)

Weighted average common shares outstanding	13,309	11,852	13,298	11,852
Loss per common share - basic and diluted	$(0.30)	$(0.21)	$(0.48)	$(0.29)

The pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the RG Merger and SWIMS acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future periods.

18.    Restructuring

During the three and six months ended June 30, 2016, the Company recorded $0.9 million and $1.5 million of restructuring charges in connection with the RG Merger related to severance and benefit related costs, and termination of consulting arrangements. These charges are included in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company made cash payments of $0.7 million and $1.2 million during the three and six months ended June 30, 2016, respectively, related to these restructuring expenses. Restructuring accruals of $0.3 million are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2016. There were no restructuring charges related to the RG Merger for the three and six months ended June 30, 2017.

19.    Subsequent Events

Effective July 18, 2017, the Company and Tengram Fund II, which is affiliated with certain Tengram entities that are major stockholders of the Company, amended the maturity date of the SWIMS Convertible Note by extending the maturity date to January 18, 2018. Following this amendment, all other terms of the SWIMS Convertible Note remain the same, including the conversion of the Convertible Note upon the extended maturity date. For more information, see “Note 7 – Debt and Preferred Stock.”

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of Exchange Act, which represent our management’s beliefs and assumptions concerning future events based on information currently available to us. When used in this Quarterly Report, the words and phrases “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” “indicates,” “forecast,” “guidance,” “outlook,” “targets” and similar expressions and the negatives of such words and phrases are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the risk of intense competition in the denim and premium lifestyle apparel industries; risks associated with maintaining or enhancing our brand, particularly in new markets where we have limited brand recognition; the risk that we incurred substantial indebtedness in connection with the acquisition of RG, and, to a lesser extent, SWIMS, and that our business may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our liquidity needs; risks associated with our foreign sourcing of our products and the implementation of foreign production for Hudson’s products, including in light of potential changes in international trade relations brought on by the U.S. presidential administration; the effects of the RG Merger and acquisition of SWIMS on our financial results, business performance and product offerings and risks associated with successfully integrating these businesses to achieve cost savings and synergies; risks associated with our third-party distribution system; risks associated with changing fashion trends and business environment and our customer base; risks associated with leasing retail space and operating our own retail stores; risks associated with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that the credit ratings of the combined company or its subsidiaries, including the Hudson, RG and SWIMS businesses, may be different from what we expect; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; risks related to our ability to respond to the business environment and fashion trends; risks related to continued acceptance of our brands in the marketplace; risks related to our reliance on a small number of large customers; risks related to our ability to implement successfully any growth or strategic plans; risks related to our ability to manage our inventory effectively; the risk of cyber-attacks and other system risks; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our pledge of all our tangible and intangible assets as collateral under our financing agreements; risks related to our ability to generate positive cash flow from operations; risks related to a possible oversupply of denim in the marketplace;  and the other risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), and in “Part II, Item 1A, Risk Factors” of this Quarterly Report.

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2017 and 2016. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of products that bear the brand names Hudson®, Robert Graham® and SWIMS®. Hudson®, established in 2002, is a designer and marketer of women's and men's premium, branded denim and apparel. Robert Graham®, established in 2001, is a sophisticated, eclectic apparel and accessories brand seeking to inspire a global movement. SWIMS®, established in 2006 and acquired by us in July 2016, is a Scandinavian lifestyle brand best known for its range of fashion-forward, water-resistant footwear, apparel and accessories. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores, our websites and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

Our Hudson® product line includes women’s and men’s denim jeans, pants, shirts, jackets and other bottoms and we continue to evaluate offering a range of new products under the Hudson® brand name. Additionally, children’s denim jeans, pants, shirts, jackets and other bottoms are produced by a third party under a license agreement and Hudson receives royalty payments based upon net sales from the licensee. Our Robert Graham® product line includes premium priced men’s sport shirts, denim jeans, pants, shorts, sweaters, knits, t‑shirts, sport-coats, outerwear and swimwear. RG also offers a line of women’s apparel, mainly in its own retail stores. Additionally, men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees.  Our SWIMS® product line includes men’s and women’s footwear, men’s apparel and accessories.

We operate retail stores for our Robert Graham® and SWIMS® brands. As of August 14, 2017, we operated 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and two SWIMS® brand outlet stores, including one new outlet store that opened in June 2017. Lastly, we also license the SWIMS® brand name and products for sale in 8 SWIMS® branded retail stores internationally.

On September 8, 2015, we entered into various definitive agreements pursuant to which we agreed to (i) the Joe’s Asset Sale, which was completed on September 11, 2015, whereby we sold certain of our operating and intellectual property assets related to the Joe’s Business for a total of $80.0 million, (ii) combine our remaining business operated under the Hudson brand with RG pursuant to the RG Merger Agreement, (iii) issue and sell $50.0 million of our Series A Preferred Stock in a private placement to an affiliate of TCP Denim, LLC pursuant to the RG Stock Purchase Agreement, (iv) exchange our outstanding Convertible Notes for a combination of cash, shares of our common stock and the Modified Convertible Notes and (v) gain a CEO with public company experience. On January 28, 2016, all outstanding loans were repaid and were terminated in connection with entering into the ABL Credit Agreement and Term Credit Agreement. On January 28, 2016, we completed the RG Merger with RG. After the closing of the Joe’s Operating Asset Purchase Agreement and the Joe’s IP Asset Purchase Agreement in September 2015, we retained and operated 32 Joe’s® brand retail stores until we transferred or closed them in early 2016. The retail stores transferred or closed are reported as discontinued operations for all periods presented in this Quarterly Report.

Operating as Differential, we are seeking to create a platform that focuses on branded operating companies in the premium apparel, footwear and accessories sectors. Our focus is on organically growing our brands through a global, omni-channel distribution strategy, while seeking opportunities to craft and maintain a portfolio of complementary, premium brands.  From time to time, we have engaged and may in the future engage in strategic transactions designed to enhance shareholder value including, but not limited to, acquisitions (such as the acquisition of SWIMS in 2016), divestitures, investments, joint ventures and alliances.

For 2017, we believe that our growth drivers will be dependent upon the successful execution of several initiatives to strengthen our platform, which include consolidating support operations, leveraging talent and improving effectiveness and efficiencies of our processes and systems. Overall, we see opportunities for continued margin enhancement if we are successful in enhancing our Wholesale and Consumer Direct segments, and leveraging our Corporate and other segment, improving product sourcing and increasing the proportion of our business derived from our Consumer Direct segment.

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

Inventory and Reclassification

During the three months ended March 31, 2017, we modified the capitalization of overhead costs allocated to inventory to include certain production costs that were previously excluded. These production expenses were previously included in cost of goods sold and selling, general and administrative expenses. These costs are now included in production overhead capitalized to inventory to better reflect the costs incurred to bring our inventory to a saleable condition after the recent change in our processes of sourcing inventory. This modification resulted in additional capitalization of $1.4 million of production overhead to the standard cost of inventory from production expenses. This modification has been accounted for on a prospective basis from January 1, 2017.

The increase in inventories resulted in a $1.4 million non-cash benefit (or $0.11 per diluted share), which was comprised of a $0.3 million decrease in cost of goods sold and a $1.1 million decrease in selling, general and administrative expenses.

In addition, we reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. The classification of these costs in cost of goods sold more accurately reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers. The change has been reflected in the condensed consolidated statements of operations in the prior period to conform to the presentation in the current period. The impact of the reclassification resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expenses in the amount of $4.6 million and $8.6 million for the three and six months ended June 30, 2016, respectively.

Reportable Segments

Our reportable business segments are Wholesale, Consumer Direct and Corporate and other. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of products to better nationwide department stores, boutiques, specialty retailers, and select off-price and international customers, and includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores and outlet stores, through our SWIMS® brand outlet stores and through our e-commerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The information contained on, or that can be accessed through, these websites is not a part of this Quarterly Report and is not incorporated by reference herein. The Corporate and other segment is comprised of revenue from trademark licensing agreements and overhead from corporate operations, which include the executive, finance, legal, information technology, and human resources departments. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.  In addition, the information presented reflects the integration of the SWIMS® brand since its acquisition on July 18, 2016.

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

Consumer Direct

Our Consumer Direct segment is comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores, our e-commerce site, www.robertgraham.us and through the circulation of over 775,000 catalogs distributed seasonally throughout the United States.  As this segment generates higher gross margin rates and provides us greater control of our brand product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of June 30, 2017, including 18 full price stores and 12 outlet stores. We have expanded the e-commerce part of the Consumer Direct segment through direct digital, creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the RG Merger Agreement on January 28, 2016, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our e-commerce site at www.hudsonjeans.com and following the acquisition of SWIMS® on July 18, 2016, sales of our SWIMS® products to consumers through our e-commerce site at www.swims.com and our two Company operated outlet stores. During the first quarter of 2017, we signed a lease for the opening of one new SWIMS® branded outlet store, which opened in June 2017.

We measure performance of our Consumer Direct segment primarily based on the profitability of our stores and websites, as well as our ability to acquire and retain customers in our e-commerce business and the site traffic and conversion rates on our websites.

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

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. These tables should be read in conjunction with the discussion that follows:

	Three months ended June 30,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales	$36,453	$32,373	$4,080	13%
Cost of goods sold	20,234	19,862	372	2
Gross profit	16,219	12,511	3,708	30
Gross margin	44%	39%	91%
Operating expenses
Selling, general and administrative	14,915	14,130	785	6
Depreciation and amortization	1,527	1,501	26	2
Retail store impairment	—	—	—
Total operating expenses	16,442	15,631	811	5
Operating loss from continuing operations	(223)	(3,120)	2,897	(93)
Interest expense	2,207	1,995	212	11
Other (income) expense, net	(12)	—	(12)	100
Loss from continuing operations before income taxes	(2,418)	(5,115)	2,697	(53)
Income tax provision (benefit)	1,636	(1,510)	3,146	(208)
Loss from continuing operations	(4,054)	(3,605)	(449)	12
Loss from discontinued operations, net of tax	—	—	—
Net loss	$(4,054)	$(3,605)	$(449)	12%

	Three months ended June 30,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$25,374	$22,755	$2,619	12%
Consumer Direct	10,425	9,097	1,328	15
Corporate and other	654	521	133	26
	$36,453	$32,373	$4,080	13%
Gross profit:
Wholesale	$8,738	$6,028	$2,710	45%
Consumer Direct	6,827	5,962	865	15
Corporate and other	654	521	133	26
	$16,219	$12,511	$3,708	30%
Operating expenses:
Wholesale	$3,168	$3,147	$21	1%
Consumer Direct	5,997	5,867	130	2
Corporate and other	7,277	6,617	660	10
	$16,442	$15,631	$811	5%
Operating (loss) income from continuing operations:
Wholesale	$5,570	$2,881	$2,689	93%
Consumer Direct	830	95	735	774
Corporate and other	(6,623)	(6,096)	(527)	9
	$(223)	$(3,120)	$2,897	(93)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Sales

Net sales increased by 13% to $36.5 million for the three months ended June 30, 2017 from $32.4 million for the same period last year. The $4.1 million increase was partially attributable to the addition of the SWIMS® brand which was not included in the prior year, and contributed $2.2 million of net sales for the three months ended June 30, 2017. Wholesale segment net sales for the second quarter of fiscal 2017 accounted for 69% of total net sales compared to 70% of total net sales in the comparable quarter last year.

Wholesale net sales increased by 12% to $25.4 million for the three months ended June 30, 2017 from $22.8 million for the same period in the prior year. The increase in Wholesale net sales was partially due to the addition of the SWIMS® brand. In addition, 5% of the increase or $1.1 million was primarily due to growth in comparable Wholesale sales from our Robert Graham® and Hudson® brands to department stores and the off price market. Growth was driven by an increase in units that more than offset a modest decline in average selling price. During the second quarter of 2017, Robert Graham corrected its product offerings to include a greater weight of fashion basics for Fall 2017, which resulted in an increase in Wholesale sales for the second quarter of fiscal 2017 compared to the second quarter of 2016.

Consumer Direct net sales increased by 15% to $10.4 million for the three months ended June 30, 2017 from $9.1 million for the same period in the prior year partially due to the addition of the SWIMS® brand as discussed above. SWIMS operates two outlet retail stores in Norway, of which one opened in June 2017. In addition, during Q2 2017 SWIMS launched its U.S. e-commerce website. Consumer Direct net sales also grew during the three months ended June 30, 2017 due to improved comparable e-commerce net sales, which grew by 38% and made up 4 percentage points of the total Consumer Direct net sales increase compared to the prior year’s same period. Our Robert Graham and Hudson e-commerce businesses saw comparable growth of 17% over the same period last year due primarily to improved conversion rates and higher units per transaction that more than offset declines in average order value due to lower average unit retail prices. The increased conversion was a product of better customer adoption of our fashion offerings at a more attractive price point. Robert Graham comparable retail store sales increased 5% for the three months ended June 30, 2017 over the same period last year, which made up 4 percentage points of the total Consumer Direct net sales increase. Increases in conversion rates more than offset modest declines in store traffic and average transaction values driven by lower retail price points.

Corporate and other net sales increased by 26% to $0.7 million, consisting of licensing revenue, for the second quarter of fiscal 2017 compared to $0.5 million for the second quarter last year.

Gross Profit

Gross profit increased by $3.7 million, or 30%, to $16.2 million for the three months ended June 30, 2017 from $12.5 million for the three months ended June 30, 2016. The increase in gross profit was partially attributable to the addition of the SWIMS® brand that was not included in the prior year, of which gross profit was $0.8 million for the second quarter of 2017 and made up 7% of the total increase in gross profit. Gross margin increased to 44.5% for the second quarter of fiscal 2017 from 38.6% for the same period in the prior year.

Wholesale net sales growth for our Robert Graham® and Hudson® brands also drove an increase in our gross profit for the three months ended June 30, 2017 compared to the same period last year. Additionally, Wholesale gross margin rates increased significantly over the same period in the prior year for both our Robert Graham® and Hudson® brands due to improvements in the cost of inventory related to the execution of strategic sourcing changes. This was partially offset by $0.2 million of non-cash inventory expense related to Hudson inventory that was stepped up to fair value during the acquisition in 2016 and sold through during the second quarter of fiscal 2016. The Wholesale comparable sales growth, increase in our Wholesale gross margin rates and impact of the Hudson non-cash inventory expense related to the step-up of inventory to fair value combined led to 20 percentage points or $2.4 million, of the gross profit increase for the second quarter of 2017 compared to the same period of 2016.

Gross profit also increased due to the increase in comparable Consumer Direct sales for the second quarter of 2017, which has a higher gross margin. The increase in comparable Consumer Direct sales for our Robert Graham® and Hudson® brands resulted in 2% of the total gross profit increase.

Corporate and other gross profit increased by 26% to $0.7 million for the second quarter of fiscal 2017, compared to $0.5 million in the same period for the prior year, due to the increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, merger and acquisition related costs, professional fees, stock-based compensation and factor and bank fees, (ii) depreciation and amortization, and (iii) retail store impairment.

Operating expenses increased by 5% to $16.4 million for the three months ended June 30, 2017 from $15.6 million for the three months ended June 30, 2016. The $0.8 million increase in operating expenses was mainly attributable to $1.5 million of additional expenses for the SWIMS® brand which was not included in the prior year, offset by $1.7 million of one-time acquisition and restructuring costs incurred during the second quarter of fiscal 2016 related to the RG Merger and the SWIMS acquisition. The increase is also due to $0.1 million of restructuring expenses, $0.1 million of legal settlement fees and $0.3 million increase in marketing spend during the second quarter of 2017.

Selling, general and administrative expenses were approximately 40.9% and 43.6% of net sales for the second quarter of fiscal 2017 and 2016, respectively. Depreciation and amortization expense, as a percent of net sales, decreased to 4.2% from 4.6% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

Interest Expense

Interest expense increased to $2.2 million for the three months ended June 30, 2017 from $2.0 million for the three months ended June 30, 2016, due to interest expense related to our credit facilities, convertible notes and the amortization of debt discounts and deferred financing costs related to those facilities and notes.

Income Tax Provision (Benefit)

Our effective tax rate from operations was an expense of -68% for the three months ended June 30, 2017 compared to a benefit of 30% for the three months ended June 30, 2016.  The difference in the effective tax rate for the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

Net Loss

We generated a net loss of $4.1 million for the three months ended June 30, 2017, compared to a net loss of $3.6 million for the three months ended June 30, 2016.

	Six months ended June 30,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales	$76,555	$66,088	$10,467	16%
Cost of goods sold	41,733	37,240	4,493	12
Gross profit	34,822	28,848	5,974	21
Gross margin	45%	44%	57%
Operating expenses
Selling, general and administrative	32,319	30,593	1,726	6
Depreciation and amortization	3,032	2,863	169	6
Retail store impairment	—	279	(279)	(100)
Total operating expenses	35,351	33,735	1,616	5
Operating loss from continuing operations	(529)	(4,887)	4,358	(89)
Interest expense	4,254	3,336	918	28
Other expense, net	11	—	11	100
Loss from continuing operations before income taxes	(4,794)	(8,223)	3,429	(42)
Income tax provision	1,610	577	1,033	179
Loss from continuing operations	(6,404)	(8,800)	2,396	(27)
Loss from discontinued operations, net of tax	—	(1,286)	1,286	(100)
Net loss	$(6,404)	$(10,086)	$3,682	(37)%

	Six months ended
	(unaudited, in thousands)
	2017	2016	$ Change	% Change
Net sales:
Wholesale	$56,517	$48,332	$8,185	17%
Consumer Direct	18,771	16,736	2,035	12
Corporate and other	1,267	1,020	247	24
	$76,555	$66,088	$10,467	16%
Gross profit:
Wholesale	$21,555	$17,014	$4,541	27%
Consumer Direct	12,000	10,814	1,186	11
Corporate and other	1,267	1,020	247	24
	$34,822	$28,848	$5,974	21%
Operating expenses:
Wholesale	$7,629	$6,048	$1,581	26%
Consumer Direct	12,383	12,731	(348)	(3)
Corporate and other	15,339	14,956	383	3
	$35,351	$33,735	$1,616	5%
Operating (loss) income from continuing operations:
Wholesale	$13,926	$10,966	$2,960	27%
Consumer Direct	(383)	(1,917)	1,534	(80)
Corporate and other	(14,072)	(13,936)	(136)	1
	$(529)	$(4,887)	$4,358	(89)%

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Sales

Net sales increased by 16% to $76.6 million for the six months ended June 30, 2017 from $66.1 million for the same period last year. The $10.5 million increase was primarily attributable to the addition of the Hudson® brand for the full period and the addition of the SWIMS® brand which was not included in the prior year, which contributed an additional $12.3 million of net sales for the six months ended June 30, 2017.

Wholesale net sales increased by 17% to $56.5 million for the six months ended June 30, 2017 from $48.3 million for the same period in the prior year. The increase in Wholesale net sales was primarily due to the addition of the Hudson® and SWIMS® brands for the full period that contributed an additional $10.5 million of Wholesale sales for the six months ended June 30, 2016. The addition of the Hudson® and SWIMS® brands more than offset a $2.2 million or 16% decline in Robert Graham Wholesale sales for the six months ended June 30, 2017 compared to the same period last year. During the second quarter of 2017, Robert Graham corrected its product offerings to include a greater weight of fashion basics for Fall 2017, which resulted in an increase in Wholesale sales for the second quarter of fiscal 2017 compared to the second quarter of 2016.

Consumer Direct net sales increased by 12% to $18.8 million for the six months ended June 30, 2017 from $16.7 million for the same period in the prior year partially due to the addition of the Hudson® and SWIMS® brands as discussed above, which contributed additional Consumer Direct net sales of $1.6 million for the six months ended June 30, 2017. Consumer Direct net sales also grew during the six months ended June 30, 2017 due to improved Robert Graham e-commerce net sales, which made up 3%, or $0.4 million, of the total Consumer Direct net sales increase compared to the prior year. Our Robert Graham e-commerce net sales increased 17% over the same period last year due to an increase in units per transaction and conversion rate. Robert Graham retail store net sales for the six months ended June 30, 2017 increased 1% compared to the same period last year.

Corporate and other net sales increased by 24% to $1.3 million, consisting of licensing revenue, for the six months ended June 30, 2017 compared to $1.0 million for the same period last year.

Gross Profit

Gross profit increased by $6.0 million or 21% to $34.8 million for the six months ended June 30, 2017 from $28.8 million for the six months ended June 30, 2016. The increase in gross profit was primarily attributable to the addition of the Hudson® brand for the full period and the SWIMS® brand that was not included in the prior year, which contributed additional gross profit of $6.4 million for the six months ended June 30, 2017. Gross margin increased to 45.5% for the six months ended June 30, 2017 from 43.7% compared to the same period in the prior year, primarily due to higher gross margin rates for Hudson Wholesale sales. Gross profit for the six months ended June 30, 2017 also includes an addition of $0.3 million due to a change in accounting estimate related to our standard production costs allocated to inventory effective January 1, 2017.

Wholesale gross profit increased 27% to $21.6 million for the six months ended June 30, 2017 from $17.0 million for the six months ended June 30, 2016 due to the addition of the Hudson® and SWIMS® brands with additional gross profit of $5.0 million, partially offset by a decrease in gross profit from Robert Graham by 7% or $0.4 million due to the decline in Wholesale net sales. During the second quarter of fiscal 2017, Robert Graham wholesale net sales increased compared to the same period last year and the gross margin rate increased period over period as discussed further above. In addition, the increase in Wholesale gross profit is due to $0.4 million of non-cash inventory expense related to Hudson inventory that was stepped up to fair value during the acquisition in 2016 and sold through during the first and second quarters of fiscal 2016.

Consumer Direct gross profit increased by 11% to $12.0 million for the six months ended June 30, 2017 from $10.8 million for the same period last year due to the addition of the Hudson® and SWIMS® brands. Robert Graham Consumer Direct gross profit for the six months ended June 30, 2017 was flat to the same period last year.

Corporate and other gross profit increased by 24% to $1.3 million for the six months ended June 30, 2017 compared to $1.0 million for the same period in the prior year due to the increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, merger and acquisition related costs, professional fees, stock-based compensation and factor and bank fees, (ii) depreciation and amortization, and (iii) retail store impairment.

Operating expenses increased by 5% to $35.4 million for the six months ended June 30, 2017 from $33.7 million for the six months ended June 30, 2016.  The $1.6 million increase in operating expenses was mainly attributable to $6.2 million of additional expenses for the Hudson® and SWIMS® brands for the full period. The increase is also due to $0.9 million of restructuring expenses and $0.1 million of legal settlement fees incurred during the first six months of fiscal 2017, partially offset by $4.5 million of one-time acquisition and restructuring costs incurred during the first half of 2016 related to the RG Merger and the SWIMS acquisition and an impairment charge of $0.3 million recorded during the first quarter of 2016. The increase in operating expenses is also offset by a $1.1 million additional capitalization of production costs, from selling, general and administrative expenses to the cost of inventory due to a change in sourcing processes that impacts production overhead costs, effective January 1, 2017.

Selling, general and administrative expenses were approximately 42.2% and 46.3% of net sales for the six months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense, as a percent of net sales, decreased to 4.0% from 4.3% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest Expense

Interest expense increased to $4.3 million for the six months ended June 30, 2017 from $3.3 million for the six months ended June 30, 2016, associated with a full period of interest expense related to our credit facilities, convertible notes and the amortization of debt discounts and deferred financing costs related to those facilities and notes.

Income Tax Provision (Benefit)

Our effective tax rate from operations was an expense of -34% for the six months ended June 30, 2017 compared to an expense of -7% for the six months ended June 30, 2016.  The difference in the effective tax rate for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

As our subsidiary RG was a limited liability company until the RG Merger on January 28, 2016, it paid taxes only in some jurisdictions since income was generally taxed directly to its members and most taxes were paid directly by its members on the income of RG. However, since some jurisdictions do not recognize the limited liability company status, they required taxes to be paid by RG. After the transaction, all of our entities are subject to corporate entity level taxes, as the transaction resulted in a status change.

Loss from Discontinued Operations

We had a loss from discontinued operations during the six months ended June 30, 2016 of $1.3 million due to the operation of the Joe’s® brand retail stores, which we operated until their assignment in January 2016 and closure in February 2016.

Net Loss

We generated a net loss of $6.4 million for the six months ended June 30, 2017, compared to a net loss of $10.1 million for the six months ended June 30, 2016.

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

At June 30, 2017, December 31, 2016 and June 30, 2016, our cash and cash equivalent balances were $6.3 million, $6.5 million and $8.4 million, respectively. In addition to cash, the Company had $8.6 million of availability to borrow under its line of credit. Based on our cash on hand, cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, $15.8 million of non-recourse short term receivables, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the date of this Quarterly Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

Cash Flows for the Six Months Ended June 30, 2017 and June 30, 2016

For the six months ended June 30, 2017, we used $1.2 million of cash flows in operating activities to fund our working capital. Cash flows used in investing activities during the six months ended June 30, 2017 totaled $0.6 million for the purchase of property and equipment. Cash flows from financing activities during the six months ended June 30, 2017 totaled $1.6 million. These cash flows from financing activities primarily consisted of a $4.4 million drawn down on our line of credit under the ABL Credit Agreement offset by repayment of customer cash advances in the amount of $1.7 million, repayment of principal payments under our Term Credit Agreement of $0.6 million and taxes paid in lieu of shares issued for stock-based compensation of $0.3 million.

For the six months ended June 30, 2016, we used $14.5 million of cash flows from operating activities to fund our working capital, pay for costs related to the RG Merger that were incurred through June 30, 2016 and fund our discontinued operations. In investing activities, we used $1.1 million for the purchase of property and equipment and $8.6 million to pay existing holders of Modified Convertible Notes pursuant to the Rollover Agreement, net of cash on hand as of the date of the RG Merger of $2.1 million. Cash flows from financing activities during the six months ended June 30, 2016 totaled $28.5 million. These cash flows consisted of $50 million from the issuance of Series A Preferred Stock and $61.0 million in funds from our credit facilities, net of the following financing costs (i) $23.3 million for the repayment in full of our CIT Amended and Restated Revolving Credit Agreement and the JPM Loan Agreement; (ii) $58.2 million for the redemption of the units held by our RG members; (iii) $1.4 million as a distribution to RG members, which was accrued at the prior year end; and (iv) $250 thousand of principal payments under our Term Credit Agreement. At June 30, 2016, the JPM Loan Agreement and the CIT Amended and Restated Revolving Credit Agreement were each fully repaid using the proceeds of the cash consideration given to RG in the RG Merger in January 2016.

Credit Agreements and Other Financing Arrangements

In connection with the RG Merger, certain historical credit and financing arrangements were repaid. See “Note 7 – Debt and Preferred Stock”  to our unaudited condensed consolidated financial statements for additional information related to these historical agreements.

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

The ABL Credit Agreement provides for the Revolving Facility, an asset-based revolving facility with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provides for the Term Facility, a senior secured term loan facility with commitments in an aggregate principal amount of $50.0 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory. Our availability under the Revolving Facility as of June 30, 2017 was $8.6 million.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

On March 27, 2017, we entered into (i) Amendment No. 2 to the Term Credit Agreement to modify certain defined terms, add a liquidity covenant, revise certain covenants and set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017 and (ii) Amendment No. 2 to the ABL Credit Agreement to confirm certain defined terms to that in Amendment No. 2 in the Term Credit Agreement. As of June 30, 2017, we were in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement as of that date. For additional information on the ABL Credit Agreement and Term Credit Agreement, see “Note 7 – Debt and Preferred Stock” to our unaudited condensed financial statements.

A&R Factoring Agreement

In January 2016, in connection with the RG Merger, we entered into our A&R Factoring Agreement pursuant to which we sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendering of services. Under the A&R Factoring Agreement, we pay factoring rates based on service type and credit profile of our customers. The A&R Factoring Agreement may be terminated by either party upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement. For additional information on the A&R Factoring Agreement, see “Note 3 – Factor Accounts and Receivables” to our unaudited condensed financial statements.

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained its preexisting SWIMS Factoring Agreement between SWIMS and DNB, dated August 26, 2013. The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. For additional information on the SWIMS Factoring Agreement, see “Note 3 – Factor Accounts and Receivables” to our unaudited condensed financial statements.

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

If we elect to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares equal to the “conversion amount” divided by the “market price”. The “conversion amount” is (a) the product of (i) the “market price”, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The market price is the average of the closing prices for our common stock over the 20-trading-day period immediately preceding the notice of conversion.  If we elect to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the “conversion amount”. We will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as we make a pro rata prepayment on all of the Modified Convertible Notes.

Short-Term Convertible Note

On July 18, 2016, we issued a convertible promissory note to Tengram II, with principal of $13.0 million in connection with the acquisition of SWIMS, referred to as the SWIMS Convertible Note. The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the extended maturity date of January 18, 2018 (which had an original maturity date of January 18, 2017) if not already repaid in cash on or prior to that date, into up to 4.5 million newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. We are currently evaluating all of our options in order to assess the repayment of the SWIMS Convertible Note at maturity if it is not converted. Additionally, the Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.

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

Where You Can Find Other Information

Our corporate website is www.differentialbrandsgroup.com. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report and is not incorporated by reference herein. We make available on or through our website, without charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically submitted to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available for at the SEC’s website at www.sec.gov. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed online at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

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

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*

First Amendment, dated as of June 16, 2017, to Employment Agreement, dated as of September 8, 2015, by and among Differential Brands Group Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim

Exhibit 10.1 to Current Report on Form 8-K filed on June 22, 2017
10.2	Third Amendment to Lease Agreement by and between The East Los Angeles Community Union and Hudson Clothing, LLC dated April 28, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        Management contract or compensatory plan, contract or arrangement.

**      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIFFERENTIAL BRANDS GROUP INC.

August 14, 2017	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer (Principal Executive Officer)

August 14, 2017	/s/ Bob Ross
Bob Ross
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
10.1*

First Amendment, dated as of June 16, 2017, to Employment Agreement, dated as of September 8, 2015, by and among Differential Brands Group Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim

Exhibit 10.1 to Current Report on Form 8-K filed on June 22, 2017
10.2	Third Amendment to Lease Agreement by and between The East Los Angeles Community Union and Hudson Clothing, LLC dated April 28, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        Management contract or compensatory plan, contract or arrangement.

**      Furnished herewith.