Form 10-Q
period 2017-09-30
Differential Brands Group Inc.
filed 2017-11-14
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2017 was 13,330,849.

DIFFERENTIAL BRANDS GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,	September 30,
	2017	2016	2016
	(unaudited)	(Note 1)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,792	$6,476	$4,424
Accounts receivable, net	23,732	20,225	22,345
Inventories, net	38,004	23,977	29,849
Prepaid expenses and other current assets	5,170	4,249	2,607
Total current assets	69,698	54,927	59,225
Property and equipment, net	9,287	10,620	12,897
Goodwill	8,471	8,271	10,728
Intangible assets, net	90,414	91,886	91,758
Other assets	515	467	493
Total assets	$178,385	$166,171	$175,101

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,218	$19,930	$23,873
Short-term convertible note	13,565	13,137	12,777
Current portion of long-term debt	2,188	1,250	1,063
Total current liabilities	41,971	34,317	37,713
Deferred rent	3,591	3,636	3,641
Line of credit	20,819	12,742	13,590
Convertible notes	13,549	12,660	12,452
Long-term debt, net of current portion	45,444	47,218	47,445
Deferred income taxes, net	12,880	11,074	10,378
Other liabilities	—	—	81
Total liabilities	138,254	121,647	125,300

Commitments and contingencies (Note 13)

Equity
Series A convertible preferred stock, $0.10 par value: 50,000 shares authorized, issued and outstanding at September 30, 2017, December 31, 2016 and September 30, 2016	5	5	5
Common stock, $0.10 par value: 100,000,000 shares authorized, 13,330,849, 13,239,125 and 13,082,000 shares issued and outstanding at September 30, 2017, December 31, 2016 and September 30, 2016, respectively	1,333	1,324	1,309
Additional paid-in capital	60,384	59,154	58,616
Accumulated other comprehensive income (loss)	740	(221)	704
Accumulated deficit	(22,331)	(15,738)	(10,833)
Total equity	40,131	44,524	49,801
Total liabilities and equity	$178,385	$166,171	$175,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
		(Note 2)		(Note 2)
Net sales	$42,389	$41,160	$118,944	$107,248
Cost of goods sold	24,334	25,491	66,067	62,731
Gross profit	18,055	15,669	52,877	44,517

Operating expenses
Selling, general and administrative	15,334	16,456	47,633	47,049
Depreciation and amortization	1,493	1,593	4,526	4,456
Retail store impairment	—	—	—	279
Total operating expenses	16,827	18,049	52,159	51,784
Operating income (loss) from continuing operations	1,228	(2,380)	718	(7,267)
Interest expense	2,262	2,090	6,536	5,426
Other (income) expense, net	(12)	121	(1)	121
Loss from continuing operations before income taxes	(1,022)	(4,591)	(5,817)	(12,814)
Income tax (benefit) provision	(839)	(1,770)	776	(1,193)
Loss from continuing operations	(183)	(2,821)	(6,593)	(11,621)
Loss from discontinued operations, net of tax	—	—	—	(1,286)
Net loss	$(183)	$(2,821)	$(6,593)	$(12,907)

Net loss	$(183)	$(2,821)	$(6,593)	$(12,907)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	615	704	961	704
Other comprehensive income	615	704	961	704
Comprehensive income (loss)	$432	$(2,117)	$(5,632)	$(12,203)

Loss from continuing operations	$(0.01)	$(0.22)	$(0.50)	$(0.95)
Loss from discontinued operations	—	—	—	(0.11)
Loss per common share - basic	$(0.01)	$(0.22)	$(0.50)	$(1.06)

Loss from continuing operations	$(0.01)	$(0.22)	$(0.50)	$(0.95)
Loss from discontinued operations	—	—	—	(0.11)
Loss per common share - diluted	$(0.01)	$(0.22)	$(0.50)	$(1.06)

Weighted average shares outstanding
Basic	13,322	12,953	13,306	12,222
Diluted	13,322	12,953	13,306	12,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, unaudited)

						Accumulated
						Other
	Common Stock		Preferred Series A		Additional	Comprehensive	Accumulated	Common Members		Preferred Members		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Units	Amount	Units	Amount	Equity
Balance, January 1, 2016	—	$—	—	$—	$—	$—	$—	4,900	$22,743	5,100	$24,798	$47,541
Net loss through RG Merger date	—	—	—	—	—	—	—	—	(1,016)	—	(1,058)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	—	(28,905)	—	(29,313)	(58,218)
Contribution of Robert Graham in exchange for common shares	8,825	883	—	—	(13,634)	—	—	(4,900)	7,178	(5,100)	5,573	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	—	20,000
Issuance of Series A convertible preferred stock, net of offering costs of $931	—	—	50	5	49,064	—	—	—	—	—	—	49,069
Issuance of common stock for SWIMS acquisition	703	70	—	—	1,680	—	—	—	—	—	—	1,750
Issuance of warrants	—	—	—	—	510	—	—	—	—	—	—	510
Stock-based compensation	—	—	—	—	849	—	—	—	—	—	—	849
Issuance of restricted common stock, net of taxes withheld	45	5	—	—	498	—	—	—	—	—	—	503
Foreign currency translation	—	—	—	—	—	704	—	—	—	—	—	704
Net loss post RG Merger date	—	—	—	—	—	—	(10,833)	—	—	—	—	(10,833)
Balance, September 30, 2016	13,082	$1,309	50	$5	$58,616	$704	$(10,833)	—	$—	—	$—	$49,801

Balance, January 1, 2017	13,239	$1,324	50	$5	$59,154	$(221)	$(15,738)	—	$—	—	$—	$44,524
Stock-based compensation	—	—	—	—	1,339	—	—	—	—	—	—	1,339
Issuance of restricted common stock, net of taxes withheld	92	9	—	—	(109)	—	—	—	—	—	—	(100)
Foreign currency translation	—	—	—	—	—	961	—	—	—	—	—	961
Net loss	—	—	—	—	—	—	(6,593)	—	—	—	—	(6,593)
Balance, September 30, 2017	13,331	$1,333	50	$5	$60,384	$740	$(22,331)	—	$—	—	$—	$40,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(6,593)	$(11,621)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,526	4,456
Retail store impairment	—	279
Amortization of deferred financing costs	326	261
Amortization of convertible notes discount	516	610
Paid-in-kind interest	1,206	284
Stock-based compensation	1,339	1,352
Provision for bad debts	181	131
Amortization of inventory step up	—	1,659
Deferred taxes	1,648	(1,159)
Changes in operating assets and liabilities:
Accounts receivable	(3,493)	(7,798)
Inventories	(13,823)	(1,195)
Prepaid expenses and other assets	(916)	276
Accounts payable and accrued expenses	7,943	(6,982)
Deferred rent	(38)	73
Net cash used in continuing operating activities	(7,178)	(19,374)
Net cash used in discontinued operating activities	—	(1,384)
Net cash used in operating activities	(7,178)	(20,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in reverse acquisition with Robert Graham, net of cash acquired	—	(6,538)
Refund (payment) of security deposit	7	(37)
Purchases of property and equipment	(777)	(1,337)
Cash paid for the acquisition of SWIMS, net of cash acquired	—	(11,828)
Net cash used in investing activities	(770)	(19,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	49,881
Proceeds from term debt	—	50,000
Repayment of long-term debt	(938)	(375)
Proceeds from line of credit, net	7,420	14,143
Proceeds from short-term convertible notes	—	13,000
Repayment of terminated line of credit and loan payable	—	(23,349)
Payment of deferred financing costs	(124)	(1,584)
Redemption of unit holders	—	(58,218)
(Repayment of) proceeds from customer cash advances	(1,707)	812
Payment of accrued distribution to members	—	(1,366)
Taxes paid in lieu of shares issued for stock-based compensation	(267)	—
Net cash provided by financing activities	4,384	42,944

Effect of exchange rate changes on cash and cash equivalents	(120)	12

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,684)	2,458

CASH AND CASH EQUIVALENTS, at beginning of period	6,476	1,966
CASH AND CASH EQUIVALENTS, at end of period	$2,792	$4,424

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands, unaudited)

	Nine months ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$4,381	$3,038
Income taxes paid	$147	$2,642

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in reverse acquisition with Robert Graham	$—	$20,000
Issuance of convertible notes	$—	$16,473
Debt discount recorded in connection with convertible notes	$—	$4,673
Contribution of Robert Graham in exchange for common shares	$—	$12,751
Reclassification of other assets to offering costs	$—	$812
Reclassification of other assets to deferred financing costs	$—	$349
Common stock issued in acquisition of SWIMS	$—	$1,750
Debt discount recorded in connection with short-term convertible note	$—	$465
Warrants issued in acquisition of SWIMS	$—	$45
Accrued capital expenditures	$256	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(unaudited)

1.    Business Description and Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 and the related footnote information have been prepared on a basis consistent with the consolidated financial statements as of and for the years ended December 31, 2016 and 2015. In addition, these condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and thus should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2017. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

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

After the closing of the Joe’s Asset Sale on September 11, 2015, the Company retained and operated 32 Joe’s® brand retail stores, of which the Company transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed and as a result are reported in this Quarterly Report as discontinued operations for the nine months ended September 30, 2016.

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

Inventory and Reclassification

During the three months ended March 31, 2017, the Company modified its capitalization of overhead costs allocated to inventory to include certain production costs that were previously excluded. These production expenses were previously included in cost of goods sold and selling, general and administrative expenses. These costs are now included in production overhead capitalized to inventory to better reflect the costs incurred to bring the Company’s inventory to a saleable condition after the recent change in the Company’s processes of sourcing inventory. This modification resulted in additional capitalization of $1.4 million of production overhead to the standard cost of inventory from production expenses during the first quarter of fiscal 2017. This modification has been accounted for on a prospective basis from January 1, 2017.

The increase in inventories resulted in a $1.4 million non-cash benefit (or $0.11 per diluted share), which was comprised of a $0.3 million decrease in cost of goods sold and a $1.1 million decrease in selling, general and administrative expenses.

In addition, the Company has reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. The classification of these costs in cost of goods sold more accurately reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of the Company’s financial statements with industry peers. The change has been reflected in the condensed consolidated statements of operations in the prior periods to conform to the presentation in the current period. The impact of the reclassification resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expenses in the amount of $4.7 million and $13.2 million for the three and nine months ended September 30, 2016, respectively.

Following is a reconciliation of the reclassification of costs from selling, general and administrative to cost of goods sold discussed above for the three and nine months ended September 30, 2016 (in thousands):

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Before		After	As Previously		After
	Reclass	Reclass	Reclass	Reported	Reclass	Reclass

Net sales	$41,160	$—	$41,160	$107,248	$—	$107,248
Cost of goods sold	20,832	4,659	25,491	49,518	13,213	62,731
Gross profit	20,328	(4,659)	15,669	57,730	(13,213)	44,517
Operating expenses
Selling, general and administrative	21,115	(4,659)	16,456	60,262	(13,213)	47,049
Depreciation and amortization	1,593	—	1,593	4,456	—	4,456
Retail store impairment	—	—	—	279	—	279
Total operating expenses	22,708	(4,659)	18,049	64,997	(13,213)	51,784
Operating loss from continuing operations	(2,380)	—	(2,380)	(7,267)	—	(7,267)
Interest expense	2,090	—	2,090	5,426	—	5,426
Other expense, net	121	—	121	121	—	121
Loss from continuing operations before income taxes	(4,591)	—	(4,591)	(12,814)	—	(12,814)
Income tax benefit	(1,770)	—	(1,770)	(1,193)	—	(1,193)
Loss from continuing operations	(2,821)	—	(2,821)	(11,621)	—	(11,621)
Loss from discontinued operations, net of tax	—	—	—	(1,286)	—	(1,286)
Net loss	$(2,821)	$—	$(2,821)	$(12,907)	$—	$(12,907)

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

Recently Issued Financial Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, Accounting Standards Codification 606 (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and two methods of adoption are allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, December 2016, and May 2017 the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, and ASU No. 2017-10, respectively, as clarifications to ASU No. 2014-09. ASU No. 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU No. 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU No. 2016-20 corrects or improves guidance in 13 narrow focus aspects of the guidance. ASU No. 2017-10 clarifies that the grantor in a service concession arrangement is the operating entity’s customer for purposes of revenue recognition. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASUs also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows. The Company will adopt the new revenue standards in the first quarter of 2018. The Company has not selected a transition model and is still completing the assessment of the impact these ASUs will have on its condensed consolidated financial statements. The Company does not expect significant changes to the amounts or timing of revenue recognition for product sales, which are its primary revenue stream and represent 98% of consolidated net sales. The Company is also in the process of assessing the impact of the standard on license revenue. As the Company completes its assessment, the Company is also identifying and preparing to implement changes to its accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. Early application is permitted. The Company is currently assessing the impact of the new standard on its condensed consolidated financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, administrative offices, retail stores, and showrooms as well as additional disclosure on all its lease obligations. The income statement recognition of lease expense is not expected to significantly change from the current methodology.

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

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Credit Assurance and Factoring Agreement between SWIMS and DNB Bank ASA (“DNB”), dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement is secured with (a) first-priority lien on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on

SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of September 30, 2017, SWIMS had outstanding financing commitments on NOK 28.4 million (approximately $3.6 million as of September 30, 2017) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Accounts receivable consists of the following (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Non-recourse receivables assigned to factor	$18,780	$20,226	$20,355
Client recourse receivables	4,244	1,634	3,009
Total receivables assigned to factor	23,024	21,860	23,364

Allowance for customer credits	(3,480)	(5,157)	(4,508)
Factored accounts receivable, net	$19,544	$16,703	$18,856

Non-factored accounts receivable	$5,456	$4,743	$4,851
Allowance for customer credits	(1,065)	(1,031)	(720)
Allowance for doubtful accounts	(203)	(190)	(642)
Non-factored accounts receivable, net	$4,188	$3,522	$3,489

Total accounts receivable, net	$23,732	$20,225	$22,345

Of the total amount of receivables sold by the Company as of September 30, 2017, December 31, 2016 and September 30, 2016, the Company holds the risk of payment of $4.2 million, $1.6 million and $3.0 million, respectively, in the event of non-payment by the customers.

4.    Inventories

Inventories are valued at net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Finished goods	$35,585	$22,537	$28,069
Finished goods consigned to others	1,908	1,179	1,266
Work in progress	267	42	198
Raw materials	244	219	316
Total inventories	$38,004	$23,977	$29,849

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

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of goods sold and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the results of operations. Retail store impairment charges of $279 thousand were recorded during the nine months ended September 30, 2016 due to the closure of one store prior to the lease end date, which is included in the Consumer Direct segment. There was no impairment charge recorded related to the retail stores during the three and nine months ended September 30, 2017 or for the three months ended September 30, 2016.

6.    Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite. Intangible assets as of September 30, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$66,087	$—	$66,087
Customer relationships	7 to 15 Years	35,150	10,905	24,245
Non-compete agreements	3 Years	138	56	82
Total		$101,375	$10,961	$90,414

Intangible assets as of December 31, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,480	$—	$65,480
Customer relationships	7 to 15 Years	34,997	8,699	26,298
Non-compete agreements	3 Years	128	20	108
Total		$100,605	$8,719	$91,886

Intangible assets as of September 30, 2016 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$63,667	$—	$63,667
Customer relationships	7 to 15 Years	35,968	8,017	27,951
Non-compete agreements	3 Years	150	10	140
Total		$99,785	$8,027	$91,758

Amortization expense related to the intangible assets amounted to approximately $0.7 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to the intangible assets amounted to approximately $2.2 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2017	Remainder of the year	$751
2018		2,990
2019		2,968
2020		2,947
2021		2,943
Thereafter		11,728
		$24,327

Goodwill consisted of the following as of September 30, 2017, December 31, 2016 and September 30, 2016 (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Beginning balance	$8,271	$2,286	$2,286
Goodwill created by the RG Merger	—	3,638	4,238
Goodwill created by the acquisition of SWIMS	—	2,393	3,993
Foreign currency adjustments	200	(46)	211
Ending balance	$8,471	$8,271	$10,728

There was no impairment charge recorded related to intangible assets or goodwill during the three and nine months ended September 30, 2017 and 2016.

7.    Debt and Preferred Stock

The five-year payment schedule of the Company’s convertible notes, line of credit and long-term debt as of September 30, 2017 is as follows (in thousands):

	Payments Due by Period						Deferred	Original
	Remainder of						Financing	Issue	Carrying
	2017	2018	2019	2020	2021	Total	Costs, Net	Discount, Net	Value
Short-term convertible note	$—	$13,565	$—	$—	$—	$13,565	$—	$—	$13,565
Line of credit	1,151	—	—	20,085	—	21,236	417	—	20,819
Long-term debt	313	2,500	3,750	5,000	37,000	48,563	931	—	47,632
Convertible notes	—	—	—	—	17,255	17,255	—	3,706	13,549
Total	$1,464	$16,065	$3,750	$25,085	$54,255	$100,619	$1,348	$3,706	$95,565

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

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  The availability under the Revolving Facility as of September 30, 2017 was $13.4 million. Borrowings under the Revolving Facility and the Term Facility totaled $20.1 million and $48.6 million as of September 30, 2017, respectively.

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

Additionally, on March 27, 2017, the Company entered into (i) Amendment No. 2 to the Term Credit Agreement to modify certain defined terms, add a liquidity covenant, revise certain covenants and set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017, and (ii) Amendment No. 2 to the ABL Credit Agreement to conform certain defined terms to those in Amendment No. 2 in the Term Credit Agreement. As of September 30, 2017, the Company was in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement.

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

The following table is a summary of the recorded value of the Modified Convertible Notes as of September 30, 2017 (in thousands). The value of the convertible notes reflects the present value of the contractual cash flows from the

Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

September 30, 2017
Modified Convertible Notes - face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued	782
Accumulated accretion of original issue debt discount	967
Modified Convertible Notes value	$13,549

Short-Term Convertible Note

In connection with the acquisition of SWIMS® in July 2016, the Company entered into certain financing arrangements with  Tengram Capital Fund II, L.P. (“Tengram II”), an entity affiliated with the holder of the Company’s Series A Preferred Stock, TCP Denim, LLC, including a convertible note issued to Tengram II on July 18, 2016 (the “SWIMS Convertible Note”).  The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the revised maturity date of January 18, 2018, which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into up to 4,500,000 newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. The Company is currently evaluating all options in order to assess the repayment of the SWIMS Convertible Note at maturity if it is not converted.  The Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside its common stock.

The value of the SWIMS Convertible Note reflects the present value of the contractual cash flows and resulted in an original issue discount of $465 thousand that was recorded on July 18, 2016, the issuance date. See “Note 17 – Acquisition of SWIMS” and “Note 9 – Equity” for a discussion on the warrants issued in connection with the acquisition of SWIMS.  The following table is a summary of the recorded value of the convertible note as of September 30, 2017 (in thousands).

September 30, 2017
Short-term convertible notes - face value	$13,000
Less: Original issue discount	(465)
Short-term convertible notes recorded value on issue date	12,535
PIK interest issued	565
Accumulated accretion of original issue debt discount	465
Short-term convertible notes value	$13,565

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB Bank ASA (“DNB”), dated January 27, 2016 (the “Overdraft Agreement”). The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of September 30, 2017) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The Overdraft Agreement is secured with (a) first-priority liens on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0  million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). For more information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables.” The Overdraft Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause.

DNB may also terminate the Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of September 30, 2017, the outstanding balance on the facility governed by the Overdraft Agreement was NOK 9.2 million (approximately $1.1 million).

Total Interest Expense

The following table is a summary of total interest expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contractual coupon interest	$1,984	$1,723	$5,694	$4,555
Amortization of discounts and deferred financing costs	278	367	842	871
Total interest expense	$2,262	$2,090	$6,536	$5,426

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

The following table presents the fair value hierarchy for liabilities measured at fair value on a non-recurring basis as of September 30, 2017, December 31, 2016 and September 30, 2016 (in thousands):

		Carrying Value			Fair Value
		September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
Financial Instrument	Level	2017	2016	2016	2017	2016	2016
Convertible notes - short-term	3	$13,565	$13,137	$12,777	$13,565	$13,137	$12,777
Convertible notes - long-term	3	13,549	12,660	12,452	11,250	11,250	12,000
		$27,114	$25,797	$25,229	$24,815	$24,387	$24,777

The key assumptions for determining the fair value at September 30, 2017 included the remaining time to maturity of 3.88 years, volatility of 60%, and the risk-free interest rate of 1.77%.

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

As of September 30, 2017, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the Amended and Restated Plan; and (ii)

3,284,407 shares of common stock issuable under the 2016 Stock Incentive Plan. As of September 30, 2017, no shares remained available for grant under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the nine months ended September 30, 2017 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2017	444	150,000	150,444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding at September 30, 2017	444	150,000	150,444

The following table summarizes stock option activity for all incentive plans for the nine months ended September 30, 2017 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2017	150,444	$4.04
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2017	150,444	$4.04	5.67	$-
Exercisable at September 30, 2017	50,444	$4.08	4.69	$-

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. A total of $(7) thousand and $0 stock-based compensation expense related to stock options was recognized during the three months ended September 30, 2017 and 2016, respectively. A total of $7 thousand and $0 stock-based compensation expense related to stock options was recognized during the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, there was $41 thousand of total unrecognized compensation cost related to unvested stock options. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 1.7 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2017 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	800,843	$4.65
Granted	510,000	2.24
Vested	135,553	4.34
Forfeited	115,000	2.88
Outstanding at September 30, 2017	1,060,290	$3.72

A total of $0.4 million and $0.3 million of stock-based compensation expense was recognized related to RSUs during the three months ended September 30, 2017 and 2016, respectively. A total of $1.3 million and $1.4 million of stock-based compensation expense was recognized related to RSUs during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $2.7 million of total unrecognized compensation cost related to unvested Restricted Stock Units. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 1.8 years.

Performance Share Units

The Company granted 513,678 performance share units during 2016, which vest over three years if the performance targets set by the Compensation Committee are met. If less than 80 percent of the performance targets are reached, zero percent of the performance share units will vest. Unvested performance share units in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. As of September 30, 2017, since it is not deemed probable that the performance targets will be met, none of the shares have vested, and no expense has been recognized.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic loss per share computation
Numerator:
Loss from continuing operations	$(183)	$(2,821)	$(6,593)	$(11,621)
Loss from discontinued operations	—	—	—	(1,286)
Net loss	$(183)	$(2,821)	$(6,593)	$(12,907)
Denominator:
Weighted average common shares outstanding	13,322	12,953	13,306	12,222

Loss per common share - basic
Loss from continuing operations	$(0.01)	$(0.22)	$(0.50)	$(0.95)
Loss from discontinued operations	—	-	—	(0.11)
Loss per common share - basic	$(0.01)	$(0.22)	$(0.50)	$(1.06)

Diluted loss per share computation
Numerator:
Loss from continuing operations	$(183)	$(2,821)	$(6,593)	$(11,621)
Loss from discontinued operations	—	—	—	(1,286)
Net loss	$(183)	$(2,821)	$(6,593)	$(12,907)
Denominator:
Weighted average common shares outstanding	13,322	12,953	13,306	12,222
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—	—	—
Dilutive common shares	13,322	12,953	13,306	12,222

Loss per common share - diluted
Loss from continuing operations	$(0.01)	$(0.22)	$(0.50)	$(0.95)
Loss from discontinued operations	—	—	—	(0.11)
Loss per common share - diluted	$(0.01)	$(0.22)	$(0.50)	$(1.06)

The following potential shares of common stock were excluded from diluted EPS as the Company had a net loss for the period (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Outstanding stock options	150	0	150	0
Unvested RSUs	1,060	700	1,060	700
Unvested PSUs	458	—	458	—
Outstanding warrants	650	650	650	650
Convertible Series A Preferred Stock	4,480	4,480	4,480	4,480
Modified Convertible Notes	1,237	1,197	1,237	1,197
SWIMS Convertible Note	4,522	4,353	4,522	4,353

Loss per Share under Two−Class Method

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

The following table provides a reconciliation of net loss to preferred stockholders and common stockholders for purposes of computing net loss per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(183)	$(2,821)	$(6,593)	$(12,907)
Less: preferred dividends	1,382	1,314	4,099	3,445
Net loss attributable to stockholders	(1,565)	(4,135)	(10,692)	(16,352)
Participating securities - Series A Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	$(1,565)	$(4,135)	$(10,692)	$(16,352)

Denominator:
Weighted average common shares outstanding	13,322	12,953	13,306	12,222

Loss per common share - basic and diluted under two-class method	$(0.12)	$(0.32)	$(0.80)	$(1.34)

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

The effective tax rate from operations was a benefit of 82% for the three months ended September 30, 2017 compared to a benefit of 39% for the three months ended September 30, 2016. The effective tax rate from operations was an expense of -13% for the nine months ended September 30, 2017 compared to a benefit of 9% for the nine months ended September 30, 2016.   The difference in the effective tax rate for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to a change in the ratio of year-to-date losses to forecasted losses.  The projected tax expense for the year predominately consists of current state and foreign tax expenses and deferred taxes associated with the Company’s foreign subsidiary and the Company’s deferred tax liability for indefinite lived intangible assets. For the three month and nine month periods ended September 30, 2017, the Company has utilized a discrete method, as allowed by ASC 740-270-30-18, “Income Taxes - Interim Reporting,” to calculate its interim income tax provision for its foreign subsidiary. The Company believes that the use of  the estimated annual effective tax rate method for the foreign subsidiary is not reliable since small changes in the projected ordinary annual income would result in significant changes in the estimated annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.

A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance, excluding any deferred tax liabilities for long-lived intangibles. The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary the Company does not expect to remit earnings and profits to the U.S. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

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

At September 30, 2017 and December 31, 2016, the Company had $0.1 million of certain unrecognized tax benefits, included as a component of accounts payable and accrued expenses within the accompanying condensed consolidated balance sheets. There were no unrecognized tax benefits as of September 30, 2016. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examination by taxing authorities for years prior to 2013. The Company is currently under examination by the Internal Revenue Service for the pre-acquisition year ended November 30, 2015. The Company believes that any adjustments expected to result from this examination have been adequately reserved for.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales:
Wholesale	$32,393	$31,993	$88,910	$80,325
Consumer Direct	9,188	8,725	27,959	25,461
Corporate and other	808	442	2,075	1,462
	$42,389	$41,160	$118,944	$107,248
Gross profit:
Wholesale	$11,655	$9,927	$33,210	$26,941
Consumer Direct	5,592	5,300	17,592	16,113
Corporate and other	808	442	2,075	1,463
	$18,055	$15,669	$52,877	$44,517
Operating expenses:
Wholesale	$3,428	$4,636	$11,053	$10,684
Consumer Direct	5,981	5,912	18,364	18,643
Corporate and other	7,418	7,501	22,742	22,457
	$16,827	$18,049	$52,159	$51,784
Operating income (loss):
Wholesale	$8,227	$5,291	$22,157	$16,257
Consumer Direct	(389)	(612)	(772)	(2,530)
Corporate and other	(6,610)	(7,059)	(20,667)	(20,994)
	$1,228	$(2,380)	$718	$(7,267)
Capital expenditures:
Wholesale	$249	$72	$264	$344
Consumer Direct	24	123	318	885
Corporate and other	81	17	308	108
	$354	$212	$890	$1,337

		September 30, 2017	December 31, 2016	September 30, 2016
Total assets:
Wholesale		$61,536	$44,793	$70,020
Consumer Direct		8,241	10,093	11,194
Corporate and other		108,608	111,285	93,887
		$178,385	$166,171	$175,101

13.    Commitments and Contingencies

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

14.    Related Party Transactions

Peter Kim

The Company entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Founder and Vice Chairman of Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, the Company entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim.  Mr. Kim’s employment agreement was amended on June 16, 2017. Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of common stock issuable upon conversion of his Modified Convertible Notes. See “Note 7 – Debt and Preferred Stock.” As of September 30, 2017, the amount outstanding under the convertible note payable to Mr. Kim was $8.8 million with accrued interest of $144 thousand.

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

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is affiliated with our largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request.  For the three and nine months ended September 30, 2017, we incurred expenses of $0 and $62 thousand related to reimbursement of expenses, respectively. For the three months ended September 30, 2016, we incurred expenses of $76 thousand. For the nine months ended September 30, 2016, we incurred expenses of $952 thousand, which included (i) $751 thousand of reimbursement for legal fees incurred by TCP Denim, LLC, in connection with the purchase of the Series A Preferred Stock and RG Merger; and (ii) $41 thousand of pre-RG Merger management fees that were paid by RG that are non-recurring as a result of the RG Merger.

SWIMS® Transaction

In connection with the acquisition of SWIMS in July 2016, the Company entered into certain financing arrangements with Tengram II, an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC.  See “Note 17 – Acquisition of SWIMS.” As of September 30, 2017, the amount outstanding under the convertible note payable to Tengram Capital Fund II, L.P was $13.6 million and accrued interest of $42 thousand.

15.    Discontinued Operations

On February 29, 2016, the Company completed the closure of 14 of its Joe’s® brand retail stores.  In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of the former Joe’s Business are reported as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016 because those operations were disposed of as of March 31, 2016.  There were no discontinued operations for the three and nine months ended September 30, 2017.  The operations and cash flows of the 14 Joe’s® brand retail stores that were part of the Joe’s Business have been recorded as discontinued operations since the Company does not have any continuing involvement in the operations of such retail stores that were closed after the disposal transaction. There were no assets or liabilities from the discontinued operations as of September 30, 2017, December 31, 2016, and September 30, 2016.

The operating results of discontinued operations for the nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Nine months ended September 30,
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

The assets acquired consisted of tangible and intangible assets and liabilities assumed. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $0.4 million which was sold during the first half of fiscal 2016, and is included in cost of goods sold within the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016. The fair value of the Modified Convertible Notes was determined with the assistance of a third-party valuation specialist. The face value of the Modified Convertible Notes in the amount of $16.5 million was discounted by $4.7 million to arrive at the fair value of the Modified Convertible Notes. The discount was calculated based on the present values of the contractual cash flows from the Modified Convertible Notes.

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

The Company incurred $38 thousand of non-recurring acquisition-related transaction costs and $18 thousand of non-recurring restructuring expenses related to the RG Merger during the three months ended September 30, 2016, which are included in selling, general and administrative expense within the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company incurred $3.1 million of non-recurring acquisition-related transaction costs and $1.6 million of non-recurring restructuring expenses related to the RG Merger during the nine months ended September 30, 2016, which are included in selling, general and administrative expenses within the accompanying condensed consolidated statement of operations and comprehensive income (loss). No acquisition-related transaction costs or restructuring expenses were incurred for the three and nine months ended September 30, 2017 related to the RG Merger.

See “Note 17 – Acquisition of SWIMS” for a presentation of the unaudited pro forma results for the three and nine months ended September 30, 2017 and 2016, respectively, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2016.  These results are not intended to reflect actual operations had the acquisition occurred on January 1, 2016.

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

The Company incurred $0.9 million and $1.3 million of non-recurring acquisition-related transaction costs related to the SWIMS acquisition during the three and nine months ended September 30, 2016, respectively, which are included in selling, general and administrative expense within the accompanying condensed consolidated statement of operations and comprehensive income (loss). No acquisition-related transaction costs for SWIMS were incurred for the three and nine months ended September 30, 2017.

Pro forma financial information

The following table presents actual results for the three and nine months ended September 30, 2017, and pro forma results for the three and nine months ended September 30, 2016, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2016 (in thousands, except per share data).  The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$42,389	$41,317	$118,944	$117,509
Net loss	$(183)	$(1,977)	$(6,593)	$(4,451)

Weighted average common shares outstanding	13,322	13,083	13,306	13,083
Loss per common share - basic and diluted	$(0.01)	$(0.15)	$(0.50)	$(0.34)

The pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the RG Merger and SWIMS acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future periods.

18.    Restructuring

During the three and nine months ended September 30, 2016, the Company recorded $18 thousand and $1.6 million of restructuring charges in connection with the RG Merger related to severance and benefit related costs, and termination of consulting arrangements. These charges are included in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company made cash payments of $0.3 million and $1.6 million during the three and nine months ended September 30, 2016, respectively, related to these restructuring expenses. There were no amounts payable related to restructuring costs as of September 30, 2016. There were no restructuring charges related to the RG Merger for the three and nine months ended September 30, 2017.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the risk of intense competition in the denim and premium lifestyle apparel industries; the risk that we incurred substantial indebtedness in connection with the acquisition of RG, and, to a lesser extent, SWIMS,  which we may need to refinance or may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our liquidity needs;  risks associated with our foreign sourcing of our products and the implementation of foreign production for Hudson’s products, including in light of potential changes in international trade relations brought on by the new U.S. presidential administration; the effects of the RG Merger and acquisition of SWIMS on our financial results, business performance and product offerings and risks associated with successfully integrating these businesses to achieve cost savings and synergies; risks associated with our third-party distribution system; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; the risk that the credit ratings of the combined company or its subsidiaries, including the Hudson, RG and SWIMS businesses, may be different from what we expect; risks related to our ability to respond to the business environment and fashion trends; risks related to continued acceptance of our brands in the marketplace; risks related to our reliance on a small number of large customers; risks related to our ability to implement successfully any growth or strategic plans; risks related to our ability to manage our inventory effectively; the risk of cyber-attacks and other system risks; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our pledge of all our tangible and intangible assets as collateral under our financing agreements; risks related to our ability to generate positive cash flow from operations; risks related to a possible oversupply of denim in the marketplace;  and the other risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), and in “Part II, Item 1A, Risk Factors” of this Quarterly Report.

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2017 and 2016. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of products that bear the brand names Hudson®, Robert Graham® and SWIMS®. Hudson®, established in 2002, is a designer and marketer of women's and men's premium, branded denim and apparel. Robert Graham®, established in 2001, is a sophisticated, eclectic apparel and accessories brand seeking to inspire a global movement. SWIMS®, established in 2006 and acquired by us in July 2016, is a Scandinavian lifestyle brand best known for its range of fashion-forward, water-friendly footwear, apparel and accessories. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores, our websites and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

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

We operate retail stores for our Robert Graham® and SWIMS® brands. As of November 14, 2017, we operated 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and 2 SWIMS® brand outlet stores. Lastly, we also license the SWIMS® brand name and products for sale in 8 SWIMS® branded retail stores internationally.

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

As part of our operating strategy, we are seeking to create a platform that focuses on branded operating companies in the premium apparel, footwear and accessories sectors. Our focus is on organically growing our brands through a global, omni-channel distribution strategy, while seeking opportunities to craft and maintain a portfolio of complementary, premium brands.  From time to time, we evaluate and will continue to evaluate in the future strategic transactions designed to enhance shareholder value including, but not limited to, acquisitions (such as the acquisition of SWIMS in 2016), divestitures, investments, joint ventures and alliances.

For the remainder of 2017, we believe that our growth drivers will be dependent upon the successful execution of several initiatives to strengthen our platform, which include leveraging talent and improving effectiveness and efficiencies of our processes and systems. Overall, we see opportunities for continued margin enhancement if we are successful in enhancing our Wholesale and Consumer Direct segments, and leveraging our Corporate and other segment, improving product sourcing and increasing the proportion of our business derived from our Consumer Direct segment.

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

In addition, we reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. The classification of these costs in cost of goods sold more accurately reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers. The change has been reflected in the condensed consolidated statements of operations in the prior period to conform to the presentation in the current period. The impact of the reclassification resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expenses in the amount of $4.7 million and $13.2 million for the three and nine months ended September 30, 2016, respectively.

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

Consumer Direct

Our Consumer Direct segment is comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores, our e-commerce site, www.robertgraham.us and through the circulation of over 775,000 catalogs distributed seasonally throughout the United States.  As this segment generates higher gross margin rates and provides us greater control of our brand product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of September 30, 2017, including 18 full price stores and 12 outlet stores. We have expanded the e-commerce part of the Consumer Direct segment through direct digital, creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the RG Merger Agreement on January 28, 2016, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our e-commerce site at www.hudsonjeans.com and following the acquisition of SWIMS® on July 18, 2016, sales of our SWIMS® products to consumers through our e-commerce site at www.swims.com and our two Company operated outlet stores.

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

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. These tables should be read in conjunction with the discussion that follows:

	Three months ended September 30,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales	$42,389	$41,160	$1,229	3%
Cost of goods sold	24,334	25,491	(1,157)	(5)
Gross profit	18,055	15,669	2,386	15
Gross margin	43%	38%	194%
Operating expenses
Selling, general and administrative	15,334	16,456	(1,122)	(7)
Depreciation and amortization	1,493	1,593	(100)	(6)
Retail store impairment	—	—	—
Total operating expenses	16,827	18,049	(1,222)	(7)
Operating income (loss) from continuing operations	1,228	(2,380)	3,608	(152)
Interest expense	2,262	2,090	172	8
Other (income) expense, net	(12)	121	(133)	(110)
Loss from continuing operations before income taxes	(1,022)	(4,591)	3,569	(78)
Income tax benefit	(839)	(1,770)	931	(53)
Loss from continuing operations	(183)	(2,821)	2,638	(94)
Loss from discontinued operations, net of tax	—	—	—
Net loss	$(183)	$(2,821)	$2,638	(94)%

	Three months ended September 30,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$32,393	$31,993	$400	1%
Consumer Direct	9,188	8,725	463	5
Corporate and other	808	442	366	83
	$42,389	$41,160	$1,229	3%
Gross profit:
Wholesale	$11,655	$9,927	$1,728	17%
Consumer Direct	5,592	5,300	292	6
Corporate and other	808	442	366	83
	$18,055	$15,669	$2,386	15%
Operating expenses:
Wholesale	$3,428	$4,636	$(1,208)	(26)%
Consumer Direct	5,981	5,912	69	1
Corporate and other	7,418	7,501	(83)	(1)
	$16,827	$18,049	$(1,222)	(7)%
Operating income (loss) from continuing operations:
Wholesale	$8,227	$5,291	$2,936	55%
Consumer Direct	(389)	(612)	223	(36)
Corporate and other	(6,610)	(7,059)	449	(6)
	$1,228	$(2,380)	$3,608	(152)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Sales

Net sales increased by 3% to $42.4 million for the three months ended September 30, 2017 from $41.2 million for the same quarter last year. The $1.2 million increase was attributable to the positive performance and addition of the SWIMS® brand, which was not comparable during the 18 days in the prior year’s quarter before acquisition. SWIMS contributed $5.4 million of net sales for the three months ended September 30, 2017 compared to $3.5 million for the same quarter last year. Hudson sales for the three months ended September 30, 2017 improved over $1.0 million versus the prior year’s quarter driven by wholesale sales to its specialty retail customers. These gains were more than offset by Robert Graham sales declines of $1.6 million during the same period comparison, driven by weaker wholesale sales to its specialty and off-price customers, some of whom were negatively impacted by Hurricanes Harvey and Irma in August and September of 2017.

Wholesale net sales increased by 1% to $32.4 million for the three months ended September 30, 2017 from $32.0 million for the same period in the prior year. The increase in Wholesale net sales was partially due to the addition of the SWIMS brand. Approximately $0.8 million of the increase was due to growth in Wholesale net sales from our Hudson brand which delivered strong performances with specialty and off-price customers. Hudson growth was driven by an increase in number of units sold that more than offset a modest decline in average selling price. Hudson wholesale sales improvements were offset by declines in Wholesale net sales from our Robert Graham brand, which decreased $1.7 million compared to the same period last year. Robert Graham declines resulted from both fewer units shipped and lower average selling price. Hurricanes impacted various key markets during August and September this year, negatively impacting the Company’s Wholesale segment business during the third quarter of fiscal 2017. Cancellations were approximately $450 thousand across our brands, and inbound inventory receipt delays were $400 thousand,  which were scheduled to ship in the third quarter of fiscal 2017 but shipped in the fourth quarter.

Consumer Direct net sales increased by 5% to $9.2 million for the three months ended September 30, 2017 from $8.7 million for the same quarter in the prior year due to the addition of the SWIMS brand for the full quarter as discussed above and opening one new SWIMS outlet store and launching a U.S. based SWIMS website during 2017. Overall Consumer Direct segment net sales grew during the three months ended September 30, 2017 due to a 12% jump in e-commerce net sales and a 5% gain at store sales, both of which were impacted by an improvement in customer conversion. The increased conversion has continued due to better customer adoption of our fashion offerings at a more attractive price point. Consumer Direct was also negatively impacted by the hurricanes. Robert Graham lost net store sales of approximately $300 thousand during the third quarter of fiscal 2017 due to the hurricanes, determined based on trends at affected stores over the time periods leading up to the hurricanes, while the negative sales impact on e-commerce was too difficult to measure.

Corporate and other net sales increased by 83% to $0.8 million, consisting of licensing revenue, for the third quarter of fiscal 2017 compared to $0.4 million of licensing revenue for the same quarter last year.

Gross Profit

Gross profit increased by $2.4 million, or 15%, to $18.1 million for the three months ended September 30, 2017 from $15.7 million for the three months ended September 30, 2016. The increase in gross profit was partially attributable to the acquisition of the SWIMS brand,  discussed above.  In addition, in the three months ended September 30, 2016, SWIMS recorded a one-time purchase accounting adjustment to step up inventory to fair value by $1.3 million, which was sold through during the third quarter of fiscal 2016 reducing gross profit by the amount of the inventory step up adjustment. Improved gross profit during the quarter was also driven by both the increase in sales volume and an increase in gross margin rates of approximately 100 basis points (not including the impact of the one-time SWIMS adjustment). Margin rates improved based on better initial margins and lower markdowns during the quarter.

Wholsale gross profit increased 17% for the three months ended September 30, 2017 compared to the same quarter in the prior year due to the acquisition of our SWIMS brand and the 2016 impact of stepping up the inventory to fair value as mentioned above. Wholesale gross margin rates also increased over the same period in the prior year primarily due to better overall initial margins and lower markdowns than the prior year’s quarter. For the three months ended September 30, 2017, Wholesale segment gross profit was negatively impacted by approximately $425 thousand due to the hurricanes, determined based on order cancellations and inbound inventory receipt delays.

Gross profit also increased in our Consumer Direct segment for the third quarter of 2017. The increase in Consumer Direct sales and gross margin rates both contributed to the improvement, partially offset by the hurricanes, which had a $225 thousand impact on Direct to Consumer gross profit, determined based on trends at affected stores over the time periods leading up to the hurricanes.

Corporate and other gross profit increased by 83% to $0.8 million for the third quarter of fiscal 2017, compared to $0.4 million in the same period for the prior year, due to an increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, merger and acquisition related costs, professional fees, stock-based compensation and factor and bank fees, (ii) depreciation and amortization, and (iii) retail store impairment.

Operating expenses decreased by 7% to $16.8 million for the three months ended September 30, 2017 from $18.0 million for the three months ended September 30, 2016. The $1.2 million decrease in operating expenses was mainly attributable to significant cost savings including a $0.7 million decrease in selling expenses and a $0.2 million decrease in administrative expenses. The decrease in operating expenses is also attributable to $0.9 million of one-time acquisition costs incurred in the third quarter of fiscal 2016 related to the SWIMS acquisition, offset by $0.8 million of additional expenses for the SWIMS brand during the third quarter of fiscal 2017 which was not included for the full quarter in the prior year.

Selling, general and administrative expenses were approximately 36.2% and 40.0% of net sales for the third quarter of fiscal 2017 and 2016, respectively. Depreciation and amortization expense, as a percent of net sales, decreased to 3.5% from 3.9% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.

Interest Expense

Interest expense increased to $2.3 million for the three months ended September 30, 2017 from $2.1 million for the three months ended September 30,  2016, due to interest expense on a larger principal balance related to our credit facilities, convertible notes and the amortization of debt discounts and deferred financing costs related to those facilities and notes.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 82% for the three months ended September 30, 2017 compared to a benefit of 39% for the three months ended September 30, 2016.  The difference in the effective tax rate for the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

Net Loss

We generated a net loss of $0.2 million for the three months ended September 30,  2017, compared to a net loss of $2.8 million for the three months ended September 30,  2016.

	Nine months ended September 30,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales	$118,944	$107,248	$11,696	11%
Cost of goods sold	66,067	62,731	3,336	5
Gross profit	52,877	44,517	8,360	19
Gross margin	44%	42%	71%
Operating expenses
Selling, general and administrative	47,633	47,049	584	1
Depreciation and amortization	4,526	4,456	70	2
Retail store impairment	—	279	(279)	(100)
Total operating expenses	52,159	51,784	375	1
Operating income (loss) from continuing operations	718	(7,267)	7,985	(110)
Interest expense	6,536	5,426	1,110	20
Other (income) expense, net	(1)	121	(122)	(101)
Loss from continuing operations before income taxes	(5,817)	(12,814)	6,997	(55)
Income tax provision (benefit)	776	(1,193)	1,969	(165)
Loss from continuing operations	(6,593)	(11,621)	5,028	(43)
Loss from discontinued operations, net of tax	—	(1,286)	1,286	(100)
Net loss	$(6,593)	$(12,907)	$6,314	(49)%

	Nine months ended September 30,
	2017	2016	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$88,910	$80,325	$8,585	11%
Consumer Direct	27,959	25,461	2,498	10
Corporate and other	2,075	1,462	613	42
	$118,944	$107,248	$11,696	11%
Gross profit:
Wholesale	$33,210	$26,941	$6,269	23%
Consumer Direct	17,592	16,113	1,479	9
Corporate and other	2,075	1,463	612	42
	$52,877	$44,517	$8,360	19%
Operating expenses:
Wholesale	$11,053	$10,684	$369	3%
Consumer Direct	18,364	18,643	(279)	(1)
Corporate and other	22,742	22,457	285	1
	$52,159	$51,784	$375	1%
Operating income (loss) from continuing operations:
Wholesale	$22,157	$16,257	$5,900	36%
Consumer Direct	(772)	(2,530)	1,758	(69)
Corporate and other	(20,667)	(20,994)	327	(2)
	$718	$(7,267)	$7,985	(110)%

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Sales

Net sales increased by 11% to $118.9 million for the nine months ended September 30, 2017 from $107.2 million for the same period last year. The $11.7 million increase was attributable to the addition of the Hudson and SWIMS brands for the full period, which contributed an additional $15.2 million of net sales for the nine months ended September 30, 2017. This was more than offset by Robert Graham sales declines of $3.4 million during the same period comparison, driven by weaker wholesale sales to its specialty and department store customers, some whom were negatively impacted by the hurricanes in August and September of the third quarter of 2017.

Wholesale net sales increased by 11% to $88.9 million for the nine months ended September 30, 2017 from $80.3 million for the same period in the prior year. The increase in Wholesale net sales was due to the addition of the Hudson and SWIMS brands for the full period that contributed an additional $12.5 million of Wholesale sales for the nine months ended September 30, 2017. The addition of the Hudson and SWIMS brands more than offset a $3.9 million or 15% decline in Robert Graham Wholesale sales for the nine months ended September 30, 2017 compared to the same period last year. The hurricanes during the third quarter of fiscal 2017 negatively impacted Wholesale net sales by approximately $850 thousand determined based on order cancellations and inbound inventory receipt delays as discussed above with the quarterly results.

Consumer Direct net sales increased by 10% to $28.0 million for the nine months ended September 30, 2017 from $25.5 million for the same period in the prior year primarily due to the acquisition of the Hudson and SWIMS brands as discussed above, which contributed additional Consumer Direct net sales of $2.1 million for the nine months ended September 30, 2017. Consumer Direct net sales also grew during the nine months ended September 30, 2017 due to improved Robert Graham e-commerce net sales, which increased 13% over the same period last year due to an increase in units per transaction and conversion rate. Robert Graham retail store net sales for the nine months ended September 30, 2017 slightly increased 1% compared to the same period last year, offset by the negative impact of the hurricanes of approximately $300 thousand during the third quarter of fiscal 2017, determined based on trends at affected stores over the time periods leading up to the hurricanes.

Corporate and other net sales increased by 42% to $2.1 million, consisting of licensing revenue, for the nine months ended September 30, 2017 compared to $1.5 million of licensing revenue for the same period last year.

Gross Profit

Gross profit increased by $8.4 million or 19% to $52.9 million for the nine months ended September 30, 2017 from $44.5 million for the nine months ended September 30, 2016. The increase in gross profit was attributable to the addition of the Hudson and SWIMS brands for the full period, which contributed additional gross profit of $8.4 million for the nine months ended September 30, 2017. This includes the negative impact to gross profit for the nine months ended September 30, 2016 of $1.7 million related to the Hudson and SWIMS inventory that was stepped up to fair value during the acquisitions in 2016 and sold through during the nine months ended September 30, 2016. Gross margin rates increased approximately 130 basis points for the nine months ended September 30, 2017 compared to the same period in the prior year (excluding the impact of the one-time Hudson and SWIMS inventory adjustments), primarily due to higher initial margin rates. Gross profit for the nine months ended September 30, 2017 also includes an addition of $0.3 million due to a change in accounting estimate related to our standard production costs allocated to inventory effective January 1, 2017.

Wholesale gross profit increased 23% to $33.2 million for the nine months ended September 30, 2017 from $26.9 million for the nine months ended September 30, 2016 due to the addition of the Hudson and SWIMS brands with additional gross profit of $6.4 million, including the $1.7 million Hudson and SWIMS inventory adjustment discussed above.  This was offset by the approximately $425 thousand negative impact to gross profit due to the hurricanes in the third quarter of 2017 determined based on order cancellations and inbound inventory receipt delays.

Consumer Direct gross profit increased by 9% to $17.6 million for the nine months ended September 30, 2017 from $16.1 million for the same period last year due to the addition of the Hudson and SWIMS brands, partially offset by the hurricanes which had a $225 thousand impact on Direct to Consumer gross profit, determined based on trends at affected stores over the time periods leading up to the hurricanes.

Corporate and other gross profit increased by 42% to $2.1 million for the nine months ended September 30, 2017 compared to $1.5 million for the same period in the prior year due to the increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, merger and acquisition related costs, professional fees, stock-based compensation and factor and bank fees, (ii) depreciation and amortization, and (iii) retail store impairment.

Operating expenses increased by 1% to $52.2 million for the nine months ended September 30, 2017 from $51.8 million for the nine months ended September 30, 2016.  The $0.4 million increase in operating expenses was mainly attributable to $6.3 million of additional expenses for the Hudson and SWIMS brands for the full period and $0.9 million of restructuring costs incurred during the nine months ended September 30, 2017.  This was partially offset by $5.4 million of one-time acquisition and restructuring costs incurred during the nine months ended September 30, 2016 related to the RG Merger and the SWIMS acquisition and an impairment charge of $0.3 million recorded during the first quarter of 2016. The increase in operating expenses is also offset by a $1.1 million additional capitalization of production costs, from selling, general and administrative expenses to the cost of inventory due to a change in sourcing processes that impacts production overhead costs, effective January 1, 2017.

Selling, general and administrative expenses were approximately 40.0% and 43.9% of net sales for the nine months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense, as a percent of net sales, decreased to 3.8% from 4.2% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest Expense

Interest expense increased to $6.5 million for the nine months ended September 30,  2017 from $5.4 million for the nine months ended September 30,  2016, associated with a full period of interest expense on a larger principal balance related to our credit facilities, convertible notes and the amortization of debt discounts and deferred financing costs related to those facilities and notes.

Income Tax Provision (Benefit)

Our effective tax rate from operations was an expense of -13% for the nine months ended September 30, 2017 compared to a benefit of 9% for the nine months ended September 30, 2016.  The difference in the effective tax rate for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

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

Loss from Discontinued Operations

We had a loss from discontinued operations during the nine months ended September 30, 2016 of $1.3 million due to the operation of the Joe’s brand retail stores, which we operated until their assignment in January 2016 and closure in February 2016.

Net Loss

We generated a net loss of $6.6 million for the nine months ended September 30,  2017, compared to a net loss of $12.9 million for the nine months ended September 30,  2016.

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

At September 30, 2017, December 31, 2016 and September 30, 2016, our cash and cash equivalent balances were $2.8 million, $6.5 million and $4.4 million, respectively. In addition to cash, the Company had $13.4 million of availability to borrow under its line of credit. Based on our cash on hand, the expected borrowing availability under our existing credit facilities and other financing arrangements, $18.7 million of non-recourse short term receivables, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the date of this Quarterly Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016

For the nine months ended September 30, 2017, we used $7.2 million of cash flows in operating activities to fund our working capital. Cash flows used in investing activities during the nine months ended September 30, 2017 totaled $0.8 million primarily for the purchase of property and equipment. Cash flows from financing activities during the nine months ended September 30, 2017 totaled $4.4 million. These cash flows from financing activities primarily consisted of a $7.4 million drawn down on our line of credit under the ABL Credit Agreement offset by repayment of customer cash advances in the amount of $1.7 million, repayment of principal payments under our Term Credit Agreement of $0.9 million and taxes paid in lieu of shares issued for stock-based compensation of $0.3 million.

For the nine months ended September 30, 2016, we used $20.8 million of cash flows from operating activities to fund our working capital, pay for costs related to the RG Merger and SWIMS acquisition that were incurred through September 30, 2016 and fund our discontinued operations. In investing activities, we used $1.3 million for the purchase of property and equipment, $8.6 million to pay existing holders of Modified Convertible Notes pursuant to the Rollover Agreement, net of cash on hand as of the date of the RG Merger of $2.1 million, and $11.8 million to pay the former stockholders of SWIMS, net of cash on hand as of the acquisition date. Cash flows from financing activities during the nine months ended September 30, 2016 totaled $42.9 million. These cash flows consisted of $50 million from the issuance of Series A Preferred Stock, $13 million from the issuance of the SWIMS Convertible Note and $62.4 million in funds from our credit facilities, net of the following financing costs (i) $23.3 million for the repayment in full of our CIT Amended and Restated Revolving Credit Agreement and the JPM Loan Agreement; (ii) $58.2 million for the redemption of the units held by our RG members; (iii) $1.4 million as a distribution to RG members, which was accrued at the prior year end; and (iv) $375 thousand of principal payments under our Term Credit Agreement. At September 30, 2016, the JPM Loan Agreement and the CIT Amended and Restated Revolving Credit Agreement were each fully repaid using the proceeds of the cash consideration given to RG in the RG Merger in January 2016.

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

The ABL Credit Agreement provides for the Revolving Facility, an asset-based revolving facility with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provides for the Term Facility, a senior secured term loan facility with commitments in an aggregate principal amount of $50.0 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory. Our availability under the Revolving Facility as of September 30, 2017 was $13.4 million.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

On March 27, 2017, we entered into (i) Amendment No. 2 to the Term Credit Agreement to modify certain defined terms, add a liquidity covenant, revise certain covenants and set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017 and (ii) Amendment No. 2 to the ABL Credit Agreement to confirm certain defined terms to that in Amendment No. 2 in the Term Credit Agreement. As of September 30, 2017, we were in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement as of that date. For additional information on the ABL Credit Agreement and Term Credit Agreement, see “Note 7 – Debt and Preferred Stock” to our unaudited condensed financial statements.

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

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained its preexisting SWIMS Factoring Agreement between SWIMS and DNB, dated August 26, 2013. The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. For additional information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables” to our unaudited condensed financial statements.

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

Short-Term Convertible Note

On July 18, 2016, we issued a convertible promissory note to Tengram II, with principal of $13.0 million in connection with the acquisition of SWIMS, referred to as the SWIMS Convertible Note. The SWIMS Convertible Note accrues interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and will convert, at Tengram II’s option or on the extended maturity date of January 18, 2018 (which had an original maturity date of January 18, 2017) if not already repaid in cash on or prior to that date, into up to 4.5 million newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. We are currently evaluating all of our options in order to assess the repayment of the SWIMS Convertible Note at maturity if it is not converted. Additionally, the Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock. In the event that we are unable or elect not to repay the SWIMS Convertible Note, or if the SWIMS Convertible Note is not extended past its maturity date, then the SWIMS Convertible Note will be converted at maturity.

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Agreement between SWIMS and DNB, dated January 27, 2016. The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of September 30, 2017) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of

4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. For additional information on the Overdraft Agreement, see “Note 7 – Debt and Preferred Stock” to our unaudited condensed financial statements.

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

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

Although this item is not required because we are relying on smaller reporting company disclosure requirements, we note the following additional risk factor, which should be read in conjunction with the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our 2016 Form 10-K.

If our common stock’s closing bid price remains below the minimum price of $1.00 per share, our common stock may be delisted from the The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC (“NASDAQ”).

On November 7, 2017, the closing price of our common stock was below $1.00 per share. If our common stock continues to trade below $1.00 per share, which is the minimum closing bid price required for continued listing on NASDAQ, for 30 consecutive business days, we will receive a notification letter from NASDAQ and will have 180 calendar days (subject to extension in some circumstances) to regain compliance with the minimum bid price rule.  To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ may require in some circumstances). If we fail to regain compliance with the minimum bid price rule or fail to maintain compliance with all other applicable NASDAQ continued listing requirements, NASDAQ may determine to delist our common stock, at which time our common stock would be quoted on the OTC markets. The delisting of our common stock could adversely impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, limiting our ability to issue additional securities in the future, and limiting our ability to fund our operations.

Item 6.          Exhibits.

Exhibit No.	Description	Document if Incorporated by Reference
4.1	Amendment No. 2 to Convertible Promissory Note, dated as of July 18, 2017, by and between Differential Brands Group Inc., and Tengram Capital Fund II, L.P.	Exhibit 4.1 to Current Report on Form 8-K filed on July 20, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIFFERENTIAL BRANDS GROUP INC.

November 14, 2017	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer (Principal Executive Officer)

November 14, 2017	/s/ Bob Ross
Bob Ross
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)