Form 10-K
period 2017-12-31
Differential Brands Group Inc.
filed 2018-04-02
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Act.) Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common stock held by non‑affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market LLC as of June 30, 2017, was approximately  $20,269,000.

The number of shares of the registrant’s common stock outstanding as of April 2, 2018 was 13,599,284.

Documents incorporated by reference: None.

DIFFERENTIAL BRANDS GROUP INC.

FORM 10‑K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

Certain Definitions

As used in this Annual Report on Form 10‑K (“Annual Report”), unless the context indicates otherwise, the terms “Differential Brands Group,” “we,” “us,” “our,” and “the Company” refer to Differential Brands Group Inc. (formerly Joe’s Jeans Inc.) and our subsidiaries and affiliates, which includes our wholly owned subsidiary Hudson Clothing Holdings, Inc. and its subsidiaries (“Hudson”), a designer and marketer of women’s and men’s premium branded denim apparel that bear the brand name Hudson® (the “Hudson Business”), our wholly owned subsidiary RG Parent LLC and its subsidiaries (“Robert Graham” or “RG”), a business engaged in the design, development, sales and licensing of lifestyle apparel products and accessories that bear the brand name Robert Graham® (the “Robert Graham Business”) that was acquired pursuant to the RG Merger, and our wholly owned subsidiary DFBG Swims, LLC and its subsidiary (“SWIMS”), a business engaged in the design, development, sales and licensing of footwear, apparel and accessories that bear the brand name SWIMS® (the “SWIMS Business”). The “RG Merger” refers to the merger transaction completed on January 28, 2016, pursuant to which our wholly owned subsidiary JJ Merger Sub, LLC (“RG Merger Sub”) merged with and into RG, with RG surviving as our wholly owned subsidiary. The term “Joe’s Business” refers to our business that was operated under the brand names “Joe’s Jeans,” “Joe’s,” “Joe’s JD” and “else.” The operating and intellectual property assets associated with the Joe’s Business were sold on September 11, 2015 pursuant to two separate asset purchase agreements, which we refer to as the “Joe’s Asset Sale.”

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

Factors that would cause or contribute to such differences include, but are not limited to, the factors contained or referenced under the headings “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. In particular, certain risks and uncertainties that we face include, but are not limited to:

•	the risk of intense competition in the denim, footwear and premium lifestyle apparel industries;
•	the risk associated with our substantial indebtedness, which could adversely affect our financial performance and impact our ability to service our indebtedness;
•	the risks associated with our foreign sourcing of our products in light of potential changes in international trade relations being implemented by the U.S. presidential administration;
•	risks associated with our third-party distribution system;
•	risks associated with changing fashion trends, business environment and our customer base;
•	risks associated with leasing retail space and operating our own retail stores;
•	the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences;

•	the risk that the credit ratings of the combined company or its subsidiaries, including the Hudson, RG and SWIMS businesses, may be different from what we expect;
•

the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness;

•	our ability to respond to the business environment and fashion trends;
•	continued acceptance of our brands in the marketplace;
•	our reliance on a small number of large customers;
•	our ability to successfully implement any growth or strategic plans;
•	our ability to manage our inventory effectively;
•	the risk of cyber-attacks and other system risks;
•	our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions;
•	the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements;
•	our ability to generate positive cash flow from operations;
•	a possible oversupply of denim in the marketplace; and
•	other risks.

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

ITEM 1.    BUSINESS

Overview

Our principal business activity is the design, development and worldwide marketing of apparel, footwear and lifestyle products, including denim jeans, related casual wear, footwear and accessories under our Hudson®, Robert Graham® and SWIMS® labels.  We aim to fill a void in the U.S. public market landscape by focusing exclusively on brands that develop products for consumers shopping at premium retailers.

We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports‑licensed and advertising specialty markets. We have evolved from producing craft and accessory products to designing and selling apparel products bearing various brand names. In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, and was renamed Innovo Group Inc., which was then renamed Joe’s Jeans Inc. in October 2007. In September 2013, we acquired the Hudson Business, a designer and marketer of women’s and men’s premium branded denim apparel. In September 2015, we sold the Joe’s Business (as discussed below). In January 2016, we acquired the Robert Graham Business, which is engaged in the design, development, sales and licensing of sophisticated, eclectic apparel products and accessories, and in connection with the RG Merger (as discussed below), we also changed our name from Joe’s Jeans Inc. to Differential Brands Group Inc. In July 2016, we acquired the SWIMS Business, a Scandinavian-based business engaged in the design, development, sales and licensing of footwear, apparel and accessories.

Hudson® Acquisition

On September 30, 2013, we acquired all of the outstanding equity interests in Hudson for an aggregate purchase price consisting of $65.4 million in cash and $27.5 million in convertible notes, net of discount. We also issued promissory notes, bearing no interest, for $1.2 million in aggregate principal amount that were paid on April 1, 2014 to certain option holders of Hudson.

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

After the closing of the Joe’s Operating Asset Purchase Agreement and the Joe’s IP Asset Purchase Agreement, we retained and operated 32 Joe’s® brand retail stores, of which, pursuant to the Joe’s Operating Asset Purchase Agreement, we transferred 18 retail stores to the Joe’s Operating Assets Purchaser on January 28, 2016 for no additional consideration and closed the remaining 14 Joe’s® brand retail stores on February 29, 2016. The retail stores transferred or closed are reported as discontinued operations for 2016 as presented in this Annual Report.

Robert Graham® Merger

On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of RG, as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the “RG Merger Agreement”), by and among RG, RG Merger Sub and us, for an aggregate of $81.0 million in cash and 8,825,461 shares of our common stock, par value $0.10 per share (“common stock”) (after giving effect to the Reverse Stock Split (as defined below)). Pursuant to the RG Merger Agreement, among other things, RG Merger Sub was merged with and into RG, so that RG, as the surviving entity, became our wholly‑owned subsidiary. RG is engaged in the design, development, sales and licensing of lifestyle apparel products and accessories that bear the brand name Robert Graham®.

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

In connection with the RG Merger, we changed our fiscal year end to December 31st.

SWIMS® Acquisition

On July 18, 2016, we completed the acquisition of all of the outstanding share capital of Norwegian private limited company (aksjeselskap) SWIMS AS. We purchased SWIMS for aggregate consideration of (i) $12.0 million in cash, (ii) 702,943 shares of our common stock and (iii) warrants to purchase an aggregate of 150,000 shares of our common stock with an exercise price of $5.47 per share. The acquisition was completed pursuant to the Purchase Agreement, dated as of July 18, 2016 (the “SWIMS Purchase Agreement”), between us, our wholly-owned subsidiary DFBG Swims, the shareholders of SWIMS named therein (the “SWIMS Sellers”), Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the SWIMS Sellers, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC and TCP RG II, LLC.

To finance the acquisition, we issued the following to our major stockholder Tengram Capital Partners Fund II, L.P. (“Tengram II”): (i) a warrant for the purchase of 500,000 shares of our common stock at an exercise price of $3.00 per share (the “SWIMS Warrant”); and (ii) a convertible promissory note with principal of $13.0 million (the “SWIMS Convertible Note”). As discussed further below, the SWIMS Convertible Note was fully converted into shares of Series A-1 Preferred Stock in January 2018. The SWIMS Convertible Note accrued interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and was convertible, at Tengram II’s option or on its maturity date if not already repaid in cash on or prior to that date, into newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. The Company and Tengram II subsequently amended the maturity date to January 18, 2018. On January 18, 2018, the Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, par value $0.10 per share, at a conversion price of $3.00 per share. The outstanding balance of the Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements—Note 8.”

Our Brands

As of December 31, 2017, our principal business activity is the design, development and worldwide marketing of apparel, footwear and lifestyle products bearing the Hudson®, Robert Graham® and SWIMS® labels. As a result of the RG Merger and related transactions (the “Merger Transactions”), our strategy has evolved to focus on owning, managing and operating a diversified portfolio of complementary premium consumer brands. We intend to organically grow our current brands and seek opportunities to acquire accretive and complementary premium brands.

Hudson®

Hudson® was established in 2002 and is recognized as a premier designer and marketer of women’s and men’s premium branded denim apparel, an industry term for denim jeans with price points generally of $120 or more, known for its quality, fit and fashion‑forward designs. We sell our products to numerous retailers, which include major department stores, specialty stores, and ecommerce stores in the U.S., Canada and Europe. As of December 31, 2017, our product line included women’s, men’s and children’s denim jeans, bottoms, tops, jackets and other related apparel and accessories. We are also working on the launch of a new sportswear line for Fall 2018. We continue to evaluate offering an additional range of products under the Hudson® brand name.

Robert Graham®

RG’s principal business activity is the design, development, sales and licensing of lifestyle apparel products and accessories that bear the brand name Robert Graham®. Robert Graham® can be described as “American Eclectic.” Since its launch in 2001, Robert Graham® was created based upon the premise of introducing sophisticated, eclectic style to the fashion market as an American‑based company with an intention of inspiring a global fashion movement. Robert Graham® received the 2014 “Menswear Brand of the Year” award from the American Apparel & Footwear Association. During 2016, Robert Graham added the Modern Americana label which targets a younger man requiring a more tailored athletic fit with a fashion basics taste and modestly lower opening price point. This label has been well received among new target customers. Robert Graham® offers a cohesive lifestyle collection that includes knits, polos, sport shirts, t‑shirts, sweaters, sport coats, outerwear, jeans, bottoms, shorts, swimwear and accessories.

SWIMS®

SWIMS’s principal business activity is the design, development, sales and licensing of footwear and apparel products and accessories that bear the brand name SWIMS®. Founded in Norway in 2006, SWIMS is a Scandinavian lifestyle brand best known for its range of fashion-forward, water-friendly footwear for men that artfully balances performance, comfort and style. SWIMS® product line includes women’s and men’s footwear, swimwear, outerwear, ready-to-wear, and accessories.

Reportable Segments

We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our reportable segments are Wholesale, Consumer Direct and Corporate and other. Our Wholesale segment is comprised of sales of products to premium department stores, boutiques, retailers, specialty stores, ecommerce stores, international retailers and select off-price retailers. The Wholesale segment also includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores, Robert Graham® outlet stores, our SWIMS® brand outlet stores and our online ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The information contained, or that can be accessed through these websites is not incorporated by reference in this Annual Report. The Corporate and other segment is comprised of revenue from trademark licensing agreements and overhead expenses from corporate operations, which include the executive, finance, legal, information technology, and human resources departments. For more information about our reportable segments, including in connection with our accounting treatment following the

RG Merger, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Reportable Segments.”

For a breakdown of net sales and gross profits by reportable segment for the last two fiscal years, see “Results of Operations” under “Fiscal 2017 compared to Fiscal 2016” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Principal Products

Our Hudson® product line includes women’s, men’s and children’s denim jeans, bottoms, tops, jackets and other related apparel and accessories. Hudson’s new sportswear line is expected to launch in Fall 2018. We continue to evaluate offering an additional range of products in the future under the Hudson® brand name. The Hudson® children’s product offerings are produced under a license from us. Hudson sells its merchandise through its retail internet site, premium department stores, specialty stores, ecommerce stores and select off-price retail stores.

The Robert Graham® product line includes premium priced men’s sport shirts, knits, sweaters, polos, t‑shirts, denim jeans, bottoms, shorts, sport coats, outerwear and swimwear. RG also offers a line of women’s apparel, mainly in its own retail stores. Additionally, men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eye and sun glasses, jewelry, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees. RG sells its current season merchandise through its retail stores, its retail internet site, premium department stores, specialty stores, ecommerce stores and international stores that display and merchandise its products in a way that supports its brand image and is in sync with the lifestyle and shopping experience expected by its customers. RG sells its prior season merchandise and some “designed‑for‑outlet” product through its own outlet stores and through select off‑price retail stores.

SWIMS® product line includes footwear, swimwear, outerwear, ready-to-wear and accessories. SWIMS sells its products worldwide across various channels, including high-end department stores, specialty stores, luxury resorts, and its own website.

Because we focus on design, development and marketing, we rely on third parties to directly manufacture our products for all three of our brands.

Product Design, Development and Sourcing

For all of our brands, our product development is managed internally by key designers for each brand. The key designers lead the respective design teams responsible for the creation, development and coordination of the product group offerings. We typically develop four collections per year for (i) spring, (ii) summer, (iii) fall/back‑to‑school, and (iv) winter/holiday (in the case of Hudson®) or resort/cruise (in the case of Robert Graham® and SWIMS®), with certain core basic styles offered throughout the year. The key designers are an instrumental part of our design process. The loss of any key designer would not change any rights we have to the designs or intellectual property. We believe that if any key designers terminate, alternative sources are available for the development and design of the brands product, as applicable.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors, many of whom are located outside of the United States. For fiscal 2017, substantially all of the product for our brands was attributable to manufacturing contractors located outside of the United States, with approximately 25 percent of purchases attributable to manufacturing contractors located in Mexico and approximately 38 percent of purchases attributable to manufacturing contractors located in Asia, including India. Five of our manufacturing contractors represented approximately 59 percent of our total purchases of our products for fiscal 2017. We do not have a long‑term supply agreement with any of our third party manufactures or contractors, and we believe that there are available resources of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We control production schedules in order to ensure quality and timely deliveries and conduct all aspects of inventory, warehousing, picking and packing services internally. See “Part I, Item

1A. Risk Factors—Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business,” “Risk Factors—Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications or if we need to replace manufacturers” and “Risk Factors—Problems with the third party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.”

For our brands, we identify fabrics and trims, but primarily have the factories that produce the final product purchase the raw materials. We do not enter into any long term agreements with our suppliers, nor are we substantially dependent on any one of them. We have not experienced any material shortage of raw material to meet our needs. We continue to explore alternate inventory production strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for the growth of our brands. See “Part I, Item 1A. Risk Factors—Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.” and “Risk Factors—We are dependent on our relationships with our vendors.”

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

While we attempt to mitigate our exposure to manufacturing risks, the use of independent suppliers reduces our control over production and delivery and exposes us to customary risks associated with sourcing products from independent suppliers. Transactions with foreign manufacturers and suppliers are subject to the typical risks of doing business abroad, generally, such as the cost of transportation and the imposition of import duties and restrictions. The countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. See “Business—Import and Export Restrictions and Other Governmental Regulations.” Furthermore, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices. Due to the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers require shipments of products from us are critical, as styles and consumer tastes change so rapidly. Because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third‑party manufacturers could be detrimental, not only to a particular order, but also to our future relationship with that particular customer.

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

For our Hudson® brand, trademarks include the “Hudson” and “Hudson Jeans” word mark and “Hudson” logo and “Let Yourself Go” as applied to apparel, as well as for online retail store services for such goods.

As of April 2, 2018,  we own three United States registered trademarks and have three pending U.S. trademark applications in connection with our Hudson® brand. We also own a variety of registrations and pending applications for the above‑referenced marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, 13 registrations have been issued in jurisdictions such as Australia, Canada, the European Community which comprises 28 member countries, Hong Kong, Japan, Macao, South Korea, New Zealand and Taiwan.  In addition, we have a perpetual license for the use of the “Hudson” mark in Europe and certain other countries on our main product categories under a license agreement whereby we pay a minimum annual royalty and/or a percentage of net sales.

For our Robert Graham® brand, trademarks include the “Robert Graham” and “Knowledge Truth and Wisdom” word mark and “Robert Graham,” “R by Robert Graham” and “Robert Graham Modern Americana” logo. As of April 2, 2018, we own 15 United States registered trademarks and have three pending United States trademark applications in connection with our Robert Graham® brand. We also own a variety of registrations and pending applications for the above‑referenced marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, 52 registrations have been issued in jurisdictions such as Australia, Bangladesh, Canada, China, Egypt, the European Community which comprises 28 member countries, Hong Kong, Iceland, India, Israel, Japan, Mexico, Morocco, Norway, Panama, Peru, Korea, Russia, Switzerland, Taiwan, the United Arab Emirates and Vietnam.

For our SWIMS® brand, trademarks include the “SWIMS” logo and shoe designs. As of April 2, 2018, we own one United States registered trademark and have five pending United States trademark and design applications in connection with our SWIMS® brand. We also own a variety of registered marks and had pending applications for marks and our designs as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, 41 registrations are pending or have been issued in jurisdictions such as Australia, Brazil, Canada, Costa Rica, Ecuador, the European Union which comprises 28 member countries, Hong Kong, Jordan, Japan, Kuwait, Lebanon, Mexico, Norway, Panama, Peru, Qatar, Saudi Arabia, United Arab Emirates and Venezuela.

We also selectively license our brands for certain product categories or for retail stores in foreign jurisdictions. Licensing product categories broadens and enhances the products available under the brand name. In addition, by licensing certain product categories, we receive royalty payments on net sales or purchases of products for sale at the retail stores without incurring significant capital investments or incremental operating expenses. There are certain minimum net sales that the licensees are required to meet, and the agreements generally have renewal rights. As of April 2, 2018, we had two active license agreements for Hudson® and nine for Robert Graham®. Our licensing arrangements for our Hudson® brand are for children’s apparel and the production and distribution of men’s and women’s apparel in Europe and other select countries. For our Robert Graham® brand, our licensing arrangements are for men’s dress shirts, neckwear, tailored clothing, hosiery, leather goods (including bags, belts and small leathers), sun and optical eyewear, headwear, home furnishings, footwear, underwear and loungewear and fragrances. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We have historically and may continue to enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain geographic areas for our brands in exchange for royalty payments and certain minimum guarantees.

See “Part I, Item 1A. Risk Factors—Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties who may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or business.”

Sales and Distribution

Wholesale

Domestically, we sell all of our brands’ products through our own showrooms, as well as through independent sales representatives who may have their own showrooms. At our showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from retailers and other customers they call upon.

We also sell our products internationally through distributors in various countries that are managed by us, through licensed stores and licensed distributors. As we develop the internal structure to support our international business, we continue to evaluate our options and review relationships in the marketplace to create a strategy to improve and grow international sales.

Consumer Direct

We also sell our products to consumers through our 30 Robert Graham® brand full-price retail stores and outlet stores, our Robert Graham® catalogs, our 2 SWIMS® brand outlet stores and our online ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com.

Advertising, Marketing and Promotion

At all of our brands, we utilize highly effective marketing tools through our website, mobile application, email campaigns, search engines, affiliates, influencers and various other social media. We refresh our marketing daily to effect the most cutting edge changes in fashion and culture. We rely on these features, as well as the brand recognition criteria by our direct marketing activity, to draw customers to our distribution channels.

In addition, for our Hudson® brand, we utilize marketing campaigns including strategic placement of advertising in areas of high concentration of consumer traffic through outdoor media advertisements in Los Angeles, California and New York City, print and digital advertising with publications and on specialty online websites. We are increasing our efforts in social media advertising to encourage brand awareness and drive traffic to our ecommerce website at www.hudsonjeans.com.  In addition, we utilize various public relations initiatives to strategically place our products in magazines, editorials, and working with stylists to place product on celebrities and influencers. We also have internal visual merchandisers who work with our customers to create the presentation of our products in their stores to enhance sales and bring the brand DNA to life.

In addition, for our Robert Graham® brand, our advertising is focused on areas of high traffic around our stand‑alone retail locations, in key zip codes, through short-term billboard advertisements, center publications, in‑center advertising stands, ads within hotel publications and websites that cater to the local marketplace for the purpose of increasing traffic into our stores and to our ecommerce website. We also use event driven marketing (hosted within our owned-retail footprint space) to drive traffic which involves thematic activations and experiences to entice new traffic in the door and retain our current customer base. Windows and in-store displays are merchandised to tell thematic stories aligning to key products and categories we are standing for as a brand in the season. Robert Graham also circulates approximately 700,000 catalogs annually mailed directly to customers’ homes. The catalogs are also utilized for organic and localized prospecting efforts. We work with fashion stylists and celebrity agents to strategically place our products on celebrities for broadcast or within print publications as the opportunities arise. Our social channels also promote content stories that help drive brand awareness and traffic to the brand channels overall and invite a younger demographic to the brand. We also partner with our retailer partners through cooperative advertising programs to promote the brand, where we share the cost of advertising space. Finally, we forge partnerships for relevant brand adjacencies such as Barrett-Jackson, the car auction company and Concours d’elegance car shows, among other partnerships that correspond to our customers' lifestyle.

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

Company Operations

Distribution

We utilize approximately 76,000 square feet and 35,000 square feet at two third party logistics facilities in New Jersey and California, respectively, to distribute merchandise to our domestic customers. Operations at these facilities include direct to consumer and wholesale fulfillment services, including inventory warehousing, receiving and customer shipping.

We utilize two third party logistics companies in Canada and Germany to support distribution to approximately one-third of our international customers. Operations at these facilities include wholesale fulfillment services, including inventory warehousing, receiving and customer shipping. Effective December 31, 2017, we terminated our agreement with the third party logistics company in Germany and changed our Hudson European distributor business model to a licensor model.

We also lease approximately 11,000 square feet and 26,000 square feet of space in two fulfillment and distribution facilities in China and Sweden, respectively. Operations at these facilities support distribution to the remaining two-thirds of our international customers and includes direct to consumer and wholesale fulfillment services, including inventory warehousing, receiving and customer shipping.

Information Systems

We recognize the need for high-quality information in order to manage merchandise planning, buying, and inventory management and control functions. Robert Graham has invested in a retail software package that meets its processing and reporting requirements. We utilize point-of-sale register systems connected by a secure data network to our home office. Our ecommerce channel, which includes our websites, maintains separate software systems that manage the merchandise and customer information for customer contact and fulfillment functions. In March 2017, we moved our Hudson website to a new platform which is expected to help us better manage and grow their ecommerce business. Our Wholesale segment uses a separately appropriate software system for customer service, order entry, production planning and inventory management.

Customers

Our products are sold to consumers through better department stores and boutiques located throughout the world and, for Robert Graham, through its catalog, website and its stores; for Hudson its website; and for SWIMS, its stores and websites.

For our Hudson® brand, we currently sell to domestic department stores such as Nordstrom, Neiman Marcus, Saks Fifth Avenue, Von Maur, Lord & Taylor, Macy’s Inc. (which includes Bloomingdale’s and Macy’s) and Belk stores and approximately 1,000 better specialty retailers, which include American Rag, Revolve Clothing, Shopbop and Amazon in the United States. We sell internationally to distributors, through a licensee subsequent to December 31, 2017, and our products can be found in major retailers in countries such as France, Japan, Italy, Germany, Russia, Spain, Sweden and Turkey. In addition, we also sell prior season or excess merchandise to off‑price retailers.

For our Robert Graham® brand, we currently sell to approximately 560 “doors” through domestic department stores including Bloomingdale’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur and specialty retailers, which include, Amazon, DXL/Casual Male, Patrick James and The Club in the United States. We sell internationally to a distributor in Canada and our products can be found in better major retailers. In addition, we sell prior season or excess merchandise to off‑price retailers.

For our SWIMS® brand, we currently sell to domestic department stores such as Bloomingdale’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, and approximately 300 better specialty retailers, which include Sid Mashburn, St. Bernard’s Sports, Onward Reserve and The Breakers in the United States. We sell internationally directly in the Canadian and Norwegian market and through distributors and agents in countries such as UK, France, Italy, Germany, Spain, UAE and Saudi Arabia. In addition, we also sell prior season or excess merchandise to off‑price retailers.

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

For fiscal 2017, the ten largest customers and customer groups for our business, in the aggregate, accounted for approximately 46 percent of our net sales. We believe that we would be able to find alternative customers or increase sales to our existing customer base to purchase our products in the event of the loss of any of these existing customers. During fiscal 2017, our largest customer, Nordstrom, Inc., represented the only customer that was over 10 percent of our net sales.

Seasonality of Business and Working Capital

Products are designed and marketed primarily for the following principal selling seasons: spring, summer, fall/back‑to‑school, winter/holiday and resort/cruise. Typically we have, approximately, a 12 to 14 week turnaround time between the time we book an order at a show and when we ship it. Our primary wholesale booking periods for the retail sales seasons are as follows:

Hudson®

Retail Sales Season	Primary Booking Period
Spring	September ‑ November
Summer	November ‑ March
Fall/Back‑to‑School	February ‑ May
Winter/Holiday	June ‑ August

Robert Graham®

Retail Sales Season	Primary Booking Period
Spring	July ‑ September
Summer	October ‑ December
Fall/Back‑to‑School	January ‑ March
Resort/Cruises	April ‑ June

SWIMS®

Retail Sales Season	Primary Booking Period
Spring/Summer	July ‑ September
Cruise	December - January
Fall/Winter	January ‑ March

We have historically experienced, and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months and during the Back-to-School and Holiday seasons. For fiscal 2017, we funded our liquidity needs through cash available under our financing agreements. In fiscal 2018, we plan to continue to fund our liquidity needs through cash from operations and cash available under our financing arrangements. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our financing agreements and our liquidity position.

Credit and Collection

We currently extend credit to a majority of our larger customers, who purchase our products from us at wholesale prices. Our decision to extend credit is based on factors such as credit approval by CIT under our factoring arrangements, past credit history, reputation of creditworthiness within our industry and timelines of payments made to us. The majority of our accounts are guaranteed through credit insurance purchased through CIT. As such, we generally extend this credit without requiring collateral. A small percentage of our customers are required to pay by either cash before delivery, credit card or cash on delivery (“C.O.D.”), which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior payment history. For those customers to whom we extend credit, typical terms are net 30 to 60 days. Based on industry practices, financial awareness of the customers with whom we conduct business and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit. We are exposed to some collection risk for receivables which were factored with recourse where CIT did not accept the credit risk and receivables that were provided house credit. However, the aggregate amount of exposure is generally low and, therefore, we believe that the credit risk associated with our extension of credit is minimal. Retail and ecommerce sales carry no material credit risk as payment is tendered at or before product is taken or delivered by/ to the customer.

Backlog

Although we may, at any given time, have significant business booked in advance of ship dates, customers’ purchase orders are typically filled and shipped within two to six weeks. As of December 31, 2017, we had future bookings of $30.1 million compared to $38.9 million as of December 31, 2016. The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers’ delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources, and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See “Part I, Item 1A. Risk Factors—We face intense competition in the denim, footwear and premium lifestyle apparel industries. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.”

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

Our import operations are subject to international trade agreements and regulations such as the North American Free Trade Agreement (“NAFTA”) and other bilateral textile agreements between the United States and a number of foreign countries, including China, Hong Kong, India, Indonesia, Italy, Jordan, Korea, Morocco, Peru, Philippines, Portugal, Taiwan, Turkey and Vietnam. Some of these agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Some of our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. In addition, exports of our products to certain countries are subject to quotas, duties, tariffs or other restrictions that could result in increases in the cost of our products generally and might adversely affect our sales and profitability. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and Industry—Potential changes in international trade relations implemented by the new U.S presidential administration could have a material adverse effect on our business, cash flows and operating results” and “Part I, Item 1A. Risk Factors—Risks Related to our Business and Industry—Problems with sourcing, along with the extent of our foreign sourcing, may adversely affect our business.”

Employees

As of April 2, 2018, we have 421 total employees, which includes 247 full‑time, 161 part‑time employees and 13 temporary employees. Of our total employees, approximately 37% work in our Wholesale segment, 52% work in our Direct to Consumer segment, and the remaining 11% work in our Corporate and other segment. None of our employees are covered by a collective bargaining agreement, and we believe that our relationships with our employees are good.

Manufacturing and Distribution Relationships

Our products are manufactured by contractors primarily located in the United States, Mexico, the United Kingdom, Peru, and Asia, including Hong Kong, China, India, Jordan, and Vietnam. Our products are distributed out of California, New Jersey, Canada, Germany, China, Sweden, or directly from the factory to the customer. The following table represents the percentage of products manufactured in the various countries or on the geographic continent as a percentage of all products manufactured during the fiscal year.

	2017	2016
Asia	39%	39%
United States	33%	30%
Mexico	25%	28%
Europe	2%	1%
Other	1%	2%
	100%	100%

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

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of April 2, 2018:

Executive Officers

Name	Age	Position
Michael Buckley	54	Chief Executive Officer and Director of the Company (Principal Executive Officer)
Bob Ross	49	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Peter Kim	47	Founder and Vice Chairman of Hudson subsidiary

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

Peter Kim has served as the Chief Executive Officer of our Hudson subsidiary since its acquisition by us in September 2013 until June 2017 and presently serves as Founder and Vice Chairman of our Hudson subsidiary. Mr. Kim founded Hudson and has been a member of its board of directors since 2002 and was its Chief Executive Officer until June 2017.

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

Risks Related to our Business and Industry

We face intense competition in the denim, footwear and premium lifestyle apparel industries. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.

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

Furthermore, some of our competitors are larger and may have resources available to them that we do not have or are privately held without the restraint of a public company and with limited reporting of their results of operations. Therefore, it may be difficult for us to effectively gauge consumer response to our products and how our products are competing with these and other competitors in the marketplace. Our brands also compete against brands sold by e-commerce companies, which are able to quickly adapt to consumer demands and are generally subject to lower operating costs than traditional brick-and-mortar retailers. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition or results of operations.

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

We have a significant amount of indebtedness, which could adversely affect our financial performance and impact our ability to service our indebtedness. In addition, we may require additional capital to finance our growth strategy, and our inability to raise such capital on commercially acceptable terms or at all could limit our growth.

After giving effect to the RG Merger and related Merger Transactions, the acquisition of SWIMS, and the incurrence of indebtedness in connection therewith, we have approximately $96.5 million in indebtedness, including $68.6 million of indebtedness under the New Credit Agreements and $27.6 million of indebtedness under the Modified Convertible Notes and SWIMS Convertible Note. In January 2018, the outstanding balance of the SWIMS Convertible Note of $13.8 million, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock

If we incur additional debt, the risks associated with our leverage, including the risk that we will be unable to service our debt obligations, will increase. The degree to which we, together with our subsidiaries, are leveraged or incur additional debt could have important consequences to our ability to meet debt obligations. For example, the degree of our consolidated leverage:

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

In addition, we may, in the future, require additional capital to help fund our growth strategy, including potential acquisitions and investments. If we do not have sufficient cash to finance those additional capital needs at the time required, we will need to raise additional funds through equity and/or debt financing. When such additional financing is needed, we cannot guarantee that such financing will be available to us on commercially acceptable terms or at all. In addition, our ability to obtain additional financing is limited by the terms of the agreements governing our secured indebtedness and in some cases requires the consent of our lenders. For a description of certain limitations related to the operation of our business contained in such agreements, see the immediately following risk factor. If additional capital is needed and is either unavailable or cost-prohibitive, our growth may be limited as we may need to alter our business strategy and/or forgo consummating such acquisitions or making such investments, or divest one or more of our existing brands. In addition, any additional funding may restrict our operating flexibility by imposing additional covenants upon us. Furthermore, the issuance of additional equity securities may dilute the ownership or voting rights of our existing stockholders, or the new securities may have rights senior to those of our common stock.

The agreements governing our secured indebtedness contain restrictive covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under such agreements, our operations may be interrupted and our business and financial results could be adversely affected.

The agreements governing our secured indebtedness restrict our ability to, among other things: incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay indebtedness and make capital expenditures. Such agreements also require us to comply with various financial maintenance covenants to be tested monthly and quarterly depending on the definitions. In addition, substantially all of our assets, including our trademarks, secure our obligations under such agreements. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements and Other Financing Arrangements.”

The restrictive covenants contained in the agreements governing our secured indebtedness and the degree to which we are leveraged could have important consequences to our shareholders, including, but not limited to, potentially:

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

In addition, any failure by us to comply with the various covenants could have material adverse consequences. Such noncompliance may result in our inability to borrow under such agreements, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue any expansion plans. An event of default under such agreements could also result in the acceleration of all of our indebtedness. If the financing under our material indebtedness becomes due and payable, we may be required to refinance, restructure, or otherwise amend some or all of such obligations, sell assets, or raise additional cash through the sale of our equity. We cannot make any assurances that we would be able to obtain such refinancing in a timely manner, on favorable terms or at all, or that such restructuring activities, sales of assets, or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. Additionally, upon the occurrence of an “event of default” under such agreements, all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for our stockholders until the creditors receive their required payment.

Our success will further depend on implementing a shift in Hudson’s denim production from primarily domestic production to foreign production and customer reception to Hudson producing non‑United States denim products.

The Hudson® brand has historically produced substantially all of its denim apparel in Los Angeles, California. Our ability to improve operational efficiencies and profitability will depend in part upon the successful implementation of shifting all or substantially all of Hudson’s® denim production to Asia, Mexico, Turkey and other foreign countries to achieve better production costs and margin improvement. There are risks and uncertainties when undertaking large‑scale changes in denim production and sourcing, particularly in a foreign country. In addition, Hudson® has a loyal customer following of its U.S. produced denim products.  There can be no assurances that such a large‑scale move of production will not affect the fit, quality or construction or timely deliveries to retailers of our Hudson® branded denim or that we may experience negative reaction from the Hudson® customer base and negative reception for denim not produced in the United States.

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
•

reduced manufacturing flexibility because of geographic distance between our foreign manufacturers and us, increasing the risk that we may have to mark down unsold inventory as a result of misjudging the market for a foreign made product; and

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

Potential changes in international trade relations implemented by the U.S presidential administration could have a material adverse effect on our business, cash flows and operating results.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors, many of whom are located outside of the United States, such as Mexico, Italy, Peru, and Asia, including Hong Kong, China, India, Jordan, and Vietnam.  For fiscal 2017, approximately 67 percent of total purchases for our brands was attributable to manufacturing contractors located outside of the United States, with approximately 25 percent of purchases attributable to manufacturing contractors located in Mexico and approximately 39 percent of purchases attributable to manufacturing contractors located in Asia, including India.

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

It remains unclear what President Trump’s administration may do with respect to these trade agreements and other restrictive measures, and we cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or other countries upon the import or export of our products in the future. President Trump has recently announced plans to impose tariffs on certain imports, and it is unclear what effects such tariffs (including any retaliatory tariffs imposed by other countries on U.S. exports) would have on retail markets. If the United States were to withdraw from or materially modify NAFTA, or other international trade agreements to which it is a party, or if tariffs or other import charges were raised on foreign-sourced goods that we sell, it could substantially affect our ability to source goods at commercially attractive prices, thus having a material adverse effect on our business and results of operations. Increased restrictions on fund transfers to or from foreign countries and quotas imposed by bilateral textile agreements between the United States and foreign countries could also hurt the economic viability of our foreign sourcing or cause our foreign counterparties to terminate their relationships with us, thus increasing our cost of goods sold or exposing us to additional capital expenses if we must find replacement manufacturing contractors or repatriate certain production to the United States. Changes in regulatory or geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

Problems with the third party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.

The Hudson®, Robert Graham®, and SWIMS® brands rely on distribution facilities operated by third parties. Our ability to meet the needs of our wholesale partners and our own retail stores depends on the proper operation of these distribution facilities. These third parties will continue to provide distribution services until we elect to terminate such services. There can be no assurance that we will be able to enter into other contracts for alternate or replacement distribution centers on acceptable terms or at all. Such an event could disrupt our operations. In addition, because substantially all of our products are distributed from a limited number of locations, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facilities. We maintain business interruption insurance; however, this coverage may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

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

We do not own any of our retail stores, but instead lease all of our retail stores under retail store leases and are subject to all of the risks associated with leasing real estate. Our leases generally have terms of 10 years with an option to renew. The leases are generally terminable after three to five years, and all leases have restrictions in connection with assigning or subletting them. All of our leases require a fixed annual rent, and most require the payment of additional “percentage” rent if store sales exceed a negotiated amount. Most of the retail store leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Additionally, certain of the leases may allow the lessor to terminate the lease or not renew if we do not achieve a specified gross sales threshold in a particular year. We cannot assure you that we will achieve any of these thresholds. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

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

As of April 2, 2018, we had 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and two SWIMS® brand outlet stores. Lack of availability, of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. There can be no assurance that we will open new stores in fiscal 2018 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

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

In addition, we sell our products primarily to retail and distribution companies in the U.S., Canada and Europe based on pre‑qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables. We are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay to us their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers. In particular, because of the concentration of our customer and customer groups, our results of operations could be adversely affected if any one of these customers fails to satisfy its payment obligations to us when due.

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

Our business is substantially dependent on its 10 largest customers and customer groups, which accounted for approximately 46 percent and  48 percent of net sales during fiscal 2017 and 2016, respectively. The largest customer for our business, Nordstrom, Inc., accounted for 15 percent and 18 percent of our net sales in fiscal 2017 and 2016, respectively. We do not enter into any type of long‑term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. Although we reasonably believe that we would be able to find alternative customers or increase sales to our existing customer base to purchase our products in the event of the loss of any of these existing customers, the loss of a customer could have a material adverse effect on our business. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, to change their manner of doing business with us, to cancel orders previously placed in advance of shipment dates or a decision to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

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

In addition, our ability to successfully carry out our plans to improve and expand our product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. These plans could be abandoned, could cost more than anticipated and could divert resources from other areas of our business, any of which could impact our competitive position and reduce our net sales and profitability.

Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties who may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or business.

We license our Hudson® brand to third parties for manufacturing, marketing and distribution of children’s products. Additionally, on June 8, 2017, Hudson entered into a licensing agreement for the production and distribution of Hudson® product in the European Union and Switzerland. We  also license trademarks associated with our Robert Graham® brand to third parties for manufacturing, marketing and distribution of apparel and accessories. We believe that licensing our brands for certain product categories and in certain geographic areas will broaden and enhance the products available under these brand names.

Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties over whom we have limited control. We have also entered into certain license agreements for our Robert Graham® brand in the following categories: men’s dress shirts, neckwear, tailored clothing, hosiery, leather goods (including bags and belts and small leathers), sun and optical eyewear, headwear, jewelry, footwear, underwear and loungewear and fragrances. In the future, we may enter into select additional licensing arrangements for product offerings which require specialized expertise. We may also enter into select licensing agreements pursuant to which we may grant third parties the right to distribute and sell our products in certain additional geographic areas.

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

We stock our stores, and provide inventory to our wholesale customers, based on our wholesale customers’ estimates of future demand for particular products. Our inventory management and production planning teams determine the number of pieces of each product that we will order from our manufacturers based upon past sales of similar products, sales trend information and anticipated demand at our suggested retail prices. However, if our inventory and planning team fails to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products. There can be no assurance that we will be able to successfully manage our inventory or production at a level appropriate for future customer demand.

Factors that could affect our inventory management and production planning teams’ ability to accurately forecast customer demand for our products include:

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long‑term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively. The inability of a certain manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. Because of the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers need and require shipments of products from us are critical, as styles and consumer tastes change rapidly in the apparel and fashion business. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third‑party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

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

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks as we expand our product offerings and expand the number of countries where we sell our products. We cannot ensure that any actions taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Also, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

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

Because we are highly levered, we expect that we may need to issue additional equity to support our growth. However, the addition of a substantial number of shares of our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock and would dilute the ownership of our then existing stockholders.

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

We depend on technology systems and networks for a significant portion of our direct-to-consumer sales, including sales of our Hudson®, Robert Graham® and SWIMS® products via ecommerce channels, retail business credit and debit card transaction authorizations and processing at our Robert Graham® and SWIMS® stores, and repeat customer sales via our online Collector’s Club Loyalty Program. Information technology systems are integral to other aspects of other business, such as corporate email communications to and from employees, customers and retail stores, the design, manufacture and distribution of our apparel products, digital marketing efforts, collection and retention of customer data and employee information, and our interaction with the public in the social media space. Given the nature of our ecommerce presence and digital strategy, it is imperative that we and our ecommerce partners maintain uninterrupted operation of our computer hardware, software systems, customer marketing databases, and email servers.

The retail industry, in particular, has been the target of many recent cyber-attacks, and a security breach could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We have confidential security measures in place to protect both our physical facilities and digital systems from attacks. However, we may not have the resources or technical sophistication to anticipate or prevent rapidly‑evolving types of cyber‑attacks. Additionally, although many of our third-party service providers use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs to deploy additional personnel and protection technologies, train employees, and engage third‑party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non‑technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Although we expect the U.S. federal tax reform to have a favorable impact on our overall U.S federal tax liability, the effects of the tax reform are uncertain and include limitations on interest deductions which may adversely affect our results.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the U.S. Internal Revenue Code of 1986, as amended. The Tax Act reduced the maximum U.S. statutory corporate income tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018, and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the Tax Act also included a number of provisions that limit or eliminate various deductions which could adversely affect our U.S. federal income tax position. For example, the Tax Act may, for future years, limit our ability to deduct interest expense to the extent that such expenses exceed 30% of our adjusted taxable income in a given year. We continue to examine the impact the Tax Act may have on our business, which is uncertain and may be adverse. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. See “Notes to Consolidated Financial Statements – Note 12 – Income Taxes” for further discussion.

Risks Related to our Common Stock

If our common stock’s closing bid price falls and subsequently remains below the minimum price of $1.00 per share, our common stock may be delisted from the The Nasdaq Capital Market maintained by The Nasdaq Stock Market LLC (“NASDAQ”).

As recently as February 14, 2018, the closing price of our common stock fell below $1.00 per share. If our common stock were to trade below $1.00 per share, which is the minimum closing bid price required for continued listing on NASDAQ, for 30 consecutive business days, we will receive a notification letter from NASDAQ and will have 180 calendar days (subject to extension in some circumstances) to regain compliance with the minimum bid price rule.  To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ may require in some circumstances). If we fail to regain compliance with the minimum bid price rule or fail to maintain compliance with all other applicable NASDAQ continued listing requirements, NASDAQ may determine to delist our common stock, at which time our common stock would be quoted on the OTC markets. The delisting of our common stock could adversely impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, limiting our ability to issue additional securities in the future, and limiting our ability to fund our operations.

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

In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $0.70 to $2.45. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

Ownership of our common stock is concentrated among affiliates of Tengram Capital Partners and certain other large holders, which substantially reduces the ability of other stockholders to influence management, including through the election of directors, and may result in decisions that do not always coincide with the interests of other stockholders.

As of April 2, 2018,  based upon the Amendment No. 3 to Schedule 13D dated January 18, 2018, the largest beneficial owners of our common stock—entities and individuals affiliated with TCP Denim, LLC and Tengram II (the “Tengram Affiliates”)—beneficially own in the aggregate approximately 49.8% of our common stock and voting power. This includes, in addition to shares of common stock owned outright by various Tengram Affiliates, (i) shares of common stock issuable upon (a) conversion of the Series A Convertible Preferred Stock held by TCP Denim, LLC and (b) exercise of the SWIMS Warrant held by Tengram II and (ii) shares of Series A-1 Convertible Preferred Stock which were issued upon the conversion of the SWIMS Convertible Note on January 18, 2018, which may then convert into shares of common stock. For more information, see “Part III, Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.” The holders of the Series A and Series A-1 Convertible Preferred Stock are entitled to vote, on an as-converted basis, on all matters presented to the common stockholders for approval, and will, for so long as the shares of preferred stock remain outstanding, have certain rights and privileges different from our common stockholders, such as the election of up to three directors to our board of directors. Additionally, our Amended and Restated Bylaws (the “Bylaws”) permit any action required or permitted to be taken by stockholders at a meeting to be effect by written consent, if the request is signed by record holders holding at least 20% of the voting power of our then-outstanding common stock entitled to vote on the matter.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal place of business is located in Commerce, Los Angeles County, California, where we have a lease that expires on August 31, 2019 for approximately 30,915 square feet of design and administrative offices at 1231 South Gerhart Avenue, Commerce, California. We also have leased corporate offices located in New York City, New York and Long Beach, California.

We operate retail store locations under operating lease agreements expiring on various dates through 2026, which are generally non‑cancelable. As of April 2, 2018, we had 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores in the United States, and two SWIMS® brand outlet stores in Norway. Our retail square footage as of April 2, 2018 was approximately 51,794 gross square feet in the aggregate. Our retail stores range in size from 743 to 3,014 gross square feet with an average of 1,619 gross square feet. For more information on our operating leases, see “Part I, Item 1A. Risk Factors—We are subject to risks associated with leasing retail space, are generally subject to long term non-cancelable leases and are required to make substantial lease payments under our operating leases. Any failure to make these lease payments when due would likely harm our business, profitability and results of operations.” and “Notes to Consolidated Financial Statements—Note 14—Commitments and Contingencies.” All of our Joe’s® brand retail stores were closed as of February 29, 2016 and are reported in this Annual Report as discontinued operations.

We do not maintain manufacturing facilities, and our products are otherwise sold in our own showrooms or in third-party showrooms, via distributors internationally or through the online ecommerce sites of our brands. For more information, see “Part I, Item 1. Business.”  We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

ITEM 3.      LEGAL PROCEEDINGS

(a) We are a party to lawsuits and other contingencies in the ordinary course of our business. We do not believe that we are currently a party to any material pending legal proceedings. Additionally, in the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending legal proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows. For more information, see “Notes to Consolidated Financial Statements—Note 14.”

(b)	None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common stock is currently traded under the symbol “DFBG” on The Nasdaq Capital Market maintained by NASDAQ. Effective January 28, 2016, we adopted our Eighth Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split of our issued and outstanding common stock. The primary purpose of the reverse stock split was to increase the per‑share market price of our common stock in order to maintain our listing on The Nasdaq Capital Market. As of April 2, 2018, we had an aggregate of 13,599,284 shares of our common stock outstanding and the closing price on  March 29, 2018 was $1.25. The following chart sets forth the high and low inter-day quotations for our common stock on The Nasdaq Capital Market for the periods indicated, as adjusted for the Reverse Stock Split. This information reflects inter‑dealer prices, without retail mark‑up, mark‑ down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

	High	Low
Fiscal 2017
Quarter ended March 31,	$2.75	$1.75
Quarter ended June 30,	$2.25	$1.80
Quarter ended September 30,	$2.10	$1.35
Quarter ended December 31,	$1.50	$0.81

Fiscal 2016
Quarter ended March 31,	$8.00	$4.24
Quarter ended June 30,	$5.25	$2.95
Quarter ended September 30,	$7.92	$2.52
Quarter ended December 31,	$5.71	$2.35

Holders

As of April 2, 2018, there were approximately 722 record holders of our common stock.

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

We had no share repurchases during the fourth quarter of 2017.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

As we are a smaller reporting company, this discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended December 31, 2017 and 2016, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward‑looking. These statements contain a number of risks and uncertainties, as discussed under the heading “Forward‑Looking Statements” of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward‑looking statements. We do not undertake to publicly update these forward‑looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

Until September 2015, we also had apparel products bearing the Joe’s® brand, a premium denim brand that was established in 2001. After the closing of the Joe’s Asset Sale on September 11, 2015, the Company retained and operated 32 Joe’s® brand retail stores, of which the Company transferred 18 retail stores to GBG on January 28, 2016 for no additional consideration. As of February 29, 2016, the remaining 14 Joe’s® brand retail stores were closed. The retail stores transferred or closed are reported as discontinued operations for 2016 in this Annual Report.

In addition, we completed the acquisition of SWIMS on July 18, 2016 and the information presented includes the results of operations of SWIMS from that date forward.

Our results of operations for the fiscal year 2017 are not necessarily indicative of future results.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of products that bear the brand names, Hudson®, Robert Graham® and SWIMS®. Hudson®, established in 2002, is a designer and marketer of women's and men's premium, branded denim and apparel. Robert Graham®, established in 2001, is a sophisticated, eclectic apparel and accessories brand seeking to inspire a global fashion movement. SWIMS®, established in 2006, is a Scandinavian lifestyle brand best known for its range of fashion-forward, water-resistant footwear, apparel and accessories. Because we focus on design, development and marketing, we rely on third parties to directly manufacture our apparel products. We sell our products through our own retail stores, our websites and to numerous retailers, which include major department stores, specialty stores, and ecommerce stores in the U.S., Canada and Europe.

Our Hudson® product line includes women’s, men’s and children’s denim jeans, bottoms,  tops, jackets and other related apparel and accessories, and we continue to evaluate offering a range of new products under the Hudson® brand name. We plan to launch our new Hudson® sportswear line in Fall 2018. Our Robert Graham® product line includes premium priced men’s sport shirts, polos, denim jeans, bottoms, shorts, sweaters, knits, t‑shirts, sport coats, outerwear and swimwear. RG also offers a line of women’s apparel, mainly in its own retail stores. Additionally, men’s shoes belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees.  Our SWIMS® product line includes men’s and women’s footwear, outerwear and accessories.

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

Following the RG Merger, we retained and operated 32 Joe’s® brand retail stores until we transferred or closed them in early 2016. The retail stores transferred or closed are reported as discontinued operations for 2016 in this Annual Report.

We currently operate retail stores for our Robert Graham® and SWIMS® brands. As of April 2, 2018, we operated 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and two SWIMS® brand outlet stores.  We also license the SWIMS® brand name and products for sale in 8 SWIMS® branded retail stores internationally.

As part of our business strategy, we are seeking to create a platform that focuses on branded operating companies in the premium apparel, footwear and accessories sectors. Our focus is on organically growing our brands through a global, omni-channel distribution strategy while continuing to seek opportunities to acquire accretive, complementary, premium brands.

For 2018, we believe that our growth drivers will be dependent upon improving the profitability of our established brands, Hudson® and Robert Graham® by adjusting our costs to improve our return on investment and shifting a portion of our production from Mexico to manufacturers in Asia to improve our margins. Hudson® is also working on the launch of our new sportswear line for Fall 2018, which will increase our product assortment and is expected to grow our customer reach.  We also expect to continue to grow our SWIMS Business in the North American and international markets. Overall, we see opportunities for continued margin enhancement if we are successful in growing our Wholesale and Consumer Direct segments, and leveraging our Corporate and other segment, improving product sourcing through growing economies of scale and increasing the proportion of our business derived from our Consumer Direct segment.

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

Reportable Segments

Our reportable business segments are Wholesale, Consumer Direct and Corporate and other. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of products to premium department stores, boutiques, retailers, specialty stores, ecommerce stores and international customers, and includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. Our Consumer Direct segment is comprised of sales to consumers through our Robert Graham® brand full-price retail stores and outlet stores, through our SWIMS® brand outlet stores and through our ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The Corporate and other segment is comprised of revenue from trademark licensing agreements and overhead from corporate operations, which include the executive, finance, legal, information technology, and human resources departments. For periods before the RG Merger’s closing date, our discussion of reportable segments reflects only the operations of RG.  In addition, the information presented reflects the integration of the SWIMS® brand since its acquisition on July 18, 2016.

Wholesale

Our Wholesale segment is comprised of sales of (i) Robert Graham® products to premium nationwide department stores, specialty retailers, ecommerce stores, boutiques and select off-price retailers, (ii) following the closing of the RG Merger Agreement on January 28, 2016, Hudson® products to retailers, specialty stores, ecommerce stores and international and off-price retailers, and (iii) following the closing of the SWIMS acquisition on July 18, 2016, SWIMS products to retailers, specialty stores and international and off-price retailers, including international licensed store operators. Additionally, our Wholesale segment includes expenses from our sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. Domestically, we sell our Hudson® and SWIMS® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other customers they call upon. Internationally, we sell our products to customers in the U.S., Canada and Europe.

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

Consumer Direct

Our Consumer Direct segment is comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores, our ecommerce site, www.robertgraham.us and through the circulation of over 700,000 catalogs distributed seasonally throughout the United States.  As this segment generates higher gross margins and provides us greater control of our brand product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of December 31, 2017, including 18 full price stores and 12 outlet stores. We have expanded the ecommerce part of the Consumer Direct segment through direct digital, creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, following the closing of the RG Merger Agreement on January 28, 2016, our Consumer Direct segment also includes sales of our Hudson® products to consumers through our ecommerce site at www.hudsonjeans.com and following the acquisition of SWIMS® on July 18, 2016, sales of our SWIMS® products to consumers through our ecommerce site at www.swims.com and our two international outlet stores.  Net sales from the 14 Joe’s® brand retail stores, which we owned and operated until they closed as of February 29, 2016, are reported as discontinued operations.

We measure performance of our Consumer Direct segment primarily based on the profitability of our stores and websites, as well as our ability to acquire and retain customers in our ecommerce business and the site traffic and conversion rates on our websites.

Corporate and other

Our Corporate and other segment is comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® and Hudson® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Following the closing of the RG Merger on January 28, 2016, our Corporate and other segment also includes licensing revenue from sales by our licensees of our Hudson® children’s product line, and men’s and women’s apparel in Europe.  Our Corporate and other segment also encompassed our corporate operations, including the general brand marketing and advertising, operations, information technology, finance, executive, legal and human resources departments. Similar to our Wholesale segment, we measure performance of our Corporate and other segment primarily based on our licensees’ ability to profitably sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories.

Results of Operations

This table should be read in conjunction with the discussion that follows:

	Year ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
Net sales	$164,053	$149,267	$14,786	10%
Cost of goods sold	92,303	87,987	4,316	5
Gross profit	71,750	61,280	10,470	17
Profit margin	44%	41%	3%
Operating expenses
Selling, general and administrative	64,370	63,244	1,126	2
Depreciation and amortization	6,061	6,012	49	1
Retail store impairment	243	2,177	(1,934)	(89)
Total operating expenses	70,674	71,433	(759)	(1)
Operating income (loss) from continuing operations	1,076	(10,153)	11,229	(111)
Interest expense	8,844	7,531	1,313	17
Other expense, net	21	42	(21)	(50)
Loss from continuing operations before income taxes	(7,789)	(17,726)	9,937	(56)
Income tax benefit	(5,331)	(1,200)	(4,131)	344
Loss from continuing operations	(2,458)	(16,526)	14,068	(85)
Loss from discontinued operations, net of tax	—	(1,286)	1,286	(100)
Net loss	$(2,458)	$(17,812)	$15,354	(86)%

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
Net sales:
Wholesale	$119,128	$108,829	$10,299	9%
Consumer Direct	42,095	38,622	3,473	9
Corporate and other	2,830	1,816	1,014	56
	$164,053	$149,267	$14,786	10%

Gross profit:
Wholesale	$42,304	$34,871	$7,433	21%
Consumer Direct	26,616	24,593	2,023	8
Corporate and other	2,830	1,816	1,014	56
	$71,750	$61,280	$10,470	17%

Operating expenses:
Wholesale	$14,478	$13,770	$708	5%
Consumer Direct	25,093	26,809	(1,716)	(6)
Corporate and other	31,103	30,854	249	1
	$70,674	$71,433	$(759)	(1)%

Operating income (loss) from continuing operations:
Wholesale	$27,826	$21,101	$6,725	32%
Consumer Direct	1,523	(2,216)	3,739	(169)
Corporate and other	(28,273)	(29,038)	765	(3)
	$1,076	$(10,153)	$11,229	(111)%

Fiscal 2017 Compared to Fiscal 2016

Net Sales

Net sales increased by 10% to $164.1 million for fiscal 2017 from $149.3 million for fiscal 2016, reflecting a 9% increase in Wholesale net sales, a 9% increase in Consumer Direct net sales and a 56% increase in licensing revenue. The $14.8 million increase was a result of the Hudson and SWIMS brands being included in performance for the full year, which contributed an additional $17.1 million of net sales for fiscal 2017 that were non-comparable to 2016. This was partially offset by comparable Robert Graham sales declines of $2.3 million year over year, driven by a decline in wholesale sales to its specialty and department store customers.

Wholesale net sales increased by 9% to $119.1 million for fiscal 2017 from $108.8 million last year. The $10.3 million increase was a result of the Hudson and SWIMS brands being included in net sales for the full year, which contributed an additional $14.1 million of Wholesale net sales for fiscal 2017 that were non-comparable to 2016. On a comparable 12 month basis, Hudson net sales increased 3% and SWIMS net sales increased 12% versus the same period in 2016. The addition of the Hudson and SWIMS brands and their comparable net sales performance more than offset a $3.7 million or 11% decline in Robert Graham Wholesale net sales. Robert Graham declines were driven by fewer units shipped in fiscal 2017 compared to last year to both specialty and department store customers. The decline in the Robert Graham Wholesale channel, in part, reflected a migration of traditional wholesale business to its Consumer Direct channel.

Consumer Direct net sales increased by 9% to $42.1 million for fiscal 2017 from $38.6 million for fiscal 2016. The $3.5 million increase was a result of an increase in Robert Graham comparable Consumer Direct net sales of $1.2 million or 4% versus 2016 and the Hudson and SWIMS brands being included in net sales for the full year of 2017 that contributed an additional $2.3 million of Consumer Direct net sales for fiscal 2017 that were in part non-comparable to 2016.  Comparable Consumer Direct net sales for Hudson and SWIMS were up 7% and 69% on a 12 month basis. SWIMS opened one outlet store and launched its U.S. based SWIMS website during 2017. For the year 2017, within Consumer Direct, overall ecommerce net sales grew 18% and retail store sales grew 6% versus 2016. This growth was achieved primarily by increases in customer traffic and customer conversion rates at the Company’s stores and websites.

Corporate and other net sales increased by 56% to $2.8 million, consisting of licensing revenue, for fiscal 2017 compared to $1.8 million of licensing revenue last year. This includes a $0.8 million increase in licensing revenue from our Hudson business and a $0.3 million increase in licensing revenue from our Robert Graham business.

Gross Profit

Gross profit increased by $10.5 million or 17% to $71.8 million for fiscal 2017 from $61.3 million for fiscal 2016. The increase of $10.5 million in gross profit was attributable to the additional sales reported during the year as well as a 3% improvement in the margin rate, part of which was benefited by $1.7 million related to the Hudson and SWIMS inventory that was stepped up to fair value during the acquisitions in 2016 and sold through in the same year. Excluding the one-time inventory adjustments, gross margin rates increased approximately 154 basis points for fiscal 2017 compared to last year, primarily due to higher initial margin rates related to strategic changes in factories. Gross profit for fiscal 2017 also includes an addition of $0.3 million due to a change in accounting estimate related to our standard production costs allocated to inventory effective January 1, 2017.

Wholesale gross profit increased 21% to $42.3 million for fiscal 2017 from $34.9 million for fiscal 2016 due to the additional sales and an improvement in margin rates of approximately 3% that includes the 2017 rate benefit for the 2016 inventory adjustments as mentioned above.

Consumer Direct gross profit increased by 8% to $26.6 million for fiscal 2017 from $24.6 million last year due to the additional sales. Margin rates were flat for the year.

Corporate and other gross profit increased by 56% to $2.8 million for fiscal 2017 compared to $1.8 million last year due to the increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, merger and acquisition related costs, professional fees, stock-based compensation and factor and bank fees, (ii) depreciation and amortization and (iii) retail store impairment.

Operating expenses decreased 1% to $70.7 million for fiscal 2017 from $71.4 million for fiscal 2016. The $0.8 million decrease was mainly attributable to $5.9 million of one-time acquisition and restructuring costs incurred during fiscal 2016 related to the RG Merger and the SWIMS acquisition and an impairment charge of $2.2 million recorded during fiscal 2016 that were not present in 2017. In addition, the decrease is due to the $1.1 million of additional capitalization of production costs, from selling, general and administrative expenses to the cost of inventory due to a change in sourcing processes that impacted production overhead costs, effective January 1, 2017. The decrease in operating expenses was partially offset by $8.0 million of additional expenses for the Hudson and SWIMS brands for the full period, an impairment charge of $0.2 million recorded in fiscal 2017, and $0.9 million of restructuring costs incurred during fiscal 2017.

Selling, general and administrative expenses were approximately 39.2% and 42.4% of net sales for fiscal 2017 and 2016, respectively. Depreciation and amortization expense, as a percent of net sales, decreased to 3.7% from 4.0% for fiscal 2017 compared to fiscal 2016.

Operating Income (Loss) from Continuing Operations

We had operating income from continuing operations of $1.1 million for fiscal 2017, compared to an operating loss from continuing operations of $10.2 million for fiscal 2016.

Interest Expense

Interest expense increased to $8.8 million for fiscal 2017 from $7.5 million for fiscal 2016, associated with a full period of interest expense on a larger principal balance related to our credit facilities, convertible notes and the amortization of debt discounts and deferred financing costs related to those facilities and notes.

Income Tax Benefit

Our effective tax rate from operations was a benefit of 68% for fiscal 2017 compared to a benefit of 7% for fiscal 2016. The difference in the effective tax rate for fiscal 2017, as compared to fiscal 2016, was primarily due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”). The Company has not completed the accounting for the income tax effects of certain elements of the Tax Act. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments. In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional one-time net tax benefit of $6.3 million for the year ended December 31, 2017. This net tax benefit primarily consists of a $3.8 million net tax benefit from the corporate rate reduction from 34% to 21% and a tax benefit for the reversal of a portion of the valuation allowance related to the indefinite deferred tax liability of $2.5 million. See “Notes to Consolidated Financial Statements—Note 12– Income Taxes” for additional details.

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

Net Loss

We generated a net loss of $2.5 million for fiscal 2017, compared to a net loss of $17.8 million for fiscal 2016.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Our primary sources of liquidity are: (i) cash proceeds from Wholesale operations sold on account, both managed and insured through factors and internal credit management resources; (ii) cash proceeds from sales through our Consumer Direct segment tendered in cash, credit card, debit card or gift card; (iii) cash proceeds from licenses collected from licensees via check or wire transfer; and (iv) cash proceeds from borrowing under various credit facilities described below. Cash is used to make payments of debt and interest and for payroll and operating disbursements including inventories, operating expenses and capitalized property, software and equipment.

Our primary capital needs are for: (i) working capital; (ii) debt principal and interest; and (iii) trade credit to our customers.  We anticipate funding our operations through working capital by generating cash flows from operations and utilization of available lines of credit under our existing credit facilities.

At December 31, 2017 and 2016, our cash and cash equivalent balances were $8.3 million and $6.5 million, respectively. Based on our cash on hand, $19.6 million of non-recourse short term receivables, expected cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the date of this Annual Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/ or equity issuances and/or other strategic transactions.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Cash Flows for the Years Ended December 31, 2017 and December 31, 2016

For the year ended December 31, 2017, we used $1.7 million of cash flows in operating activities to buy inventory, including that for future sale in 2018 and to fund our working capital. Cash flows used in investing activities during the year ended December 31, 2017 totaled $1.1 million primarily for the purchase of property and equipment. Cash flows from financing activities during the year ended December 31, 2017 totaled $4.7 million. These cash flows from financing activities primarily consisted of a $7.7 million draw down on our line of credit under the ABL Credit Agreement principally to finance inventory, partially offset by repayment of customer cash advances in the amount of $1.7 million, repayment of principal payments under our Term Credit Agreement of $0.9 million and taxes paid in lieu of shares issued for stock-based compensation of $0.3 million.

For the year ended December 31, 2016, we used $16.6 million of cash flows in operating activities to fund our working capital, buy inventory, pay for costs related to the RG Merger and SWIMS acquisition that were incurred through December 31, 2016 and wind down our discontinued operations.

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

Credit Agreements and Other Financing Arrangements

In connection with the RG Merger, certain historical credit and financing arrangements were repaid. See “Notes to Consolidated Financial Statements—Note 8 – Debt” to our consolidated financial statements in “Part II, Item 8” of this Annual Report for additional information related to these historical agreements.

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, in connection with the closing of the RG Merger Agreement, we and certain of our subsidiaries entered into (i) the ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) the Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent, and the lenders party thereto. The ABL Credit Agreement provides for an asset-based revolving facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40 million and matures on October 30, 2020. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory. Our availability under the Revolving Facility as of December 31, 2017 was $10.2 million. The Term Credit Agreement provides for a senior secured term loan facility with commitments in an aggregate principal amount of $50 million (the “Term Facility”). The Term Facility matures on January 28, 2021.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.  For additional information on the ABL Credit Agreement and Term Credit Agreement, see “Notes to Consolidated Financial Statements—Note 8– Debt.”

To permit the acquisition of SWIMS we also entered into (i) a Consent and Amendment No. 1 to our ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) a Consent and Amendment No. 1 to our Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent for the lenders and the lenders party thereto. Additionally, on March 27, 2017, we entered into (i) Amendment No. 2 to our Term Credit Agreement to modify certain defined terms, add a liquidity covenant, revise certain covenants and set an 8.75% base rate and 9.75% LIBOR rate for the period between March 27, 2017 and May 15, 2017 and (ii) Amendment No. 2 to our ABL Credit Agreement to conform certain defined terms to those in Amendment No. 2 to our Term Credit Agreement.

On March 27,  2018, we entered into Amendment No. 3 to the Term Credit Agreement to revise certain covenants and modify the applicable base and LIBOR rates. For more information see “Item 9B. Other Information.” As of December 31, 2017, we were in compliance with the financial and non-financial covenants included in our ABL Credit Agreement and our Term Credit Agreement.

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

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (increased to 7% as of October 1, 2016 with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

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

Short-Term Convertible Note

On July 18, 2016, we issued a convertible promissory note to Tengram II, with principal of $13.0 million in connection with the acquisition of SWIMS, referred to as the SWIMS Convertible Note. As discussed further below, the SWIMS Convertible Note was fully converted into shares of Series A-1 Preferred Stock in January 2018. The SWIMS Convertible Note accrued interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and was convertible, at Tengram II’s option or on the extended maturity date of January 18, 2018 (which had an originally maturity date of January 18, 2017) if not already repaid in cash on or prior to that date, into newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. Additionally, the Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside our common stock.

On January 18, 2018, the Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, par value $0.10 per share, at a conversion price of $3.00 per share. The outstanding balance of the Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the Convertible Note was settled in its entirety.

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Agreement between SWIMS and DNB, dated January 27, 2016. The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of December 31, 2017) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions.

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

Revenue Recognition

Wholesale revenues are recorded when title transfers to the customer, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is typically at the shipping point. Estimated reductions to revenue for customer allowances are recorded based upon a percentage of sales. Returns are allowed based upon pre‑approval or in the case of damaged goods. Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Retail store revenue is recognized at the time the customer takes possession of the related merchandise, net of estimated returns at the time of sale to customers. Ecommerce sales of products ordered through our retail internet sites known as www.hudsonjeans.com,  www.robertgraham.us and www.swims.com are recognized upon receipt of the shipment by the customers. Ecommerce revenue is also reduced by an estimate for returns. Retail store revenue and ecommerce revenue exclude sales taxes.

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

Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold within the accompanying consolidated statements of operations and comprehensive income (loss).

Accounts Receivable, Factored Accounts Receivable and Allowance for Bad Debts, Sales Allowances, and Customer Chargebacks

We evaluate the ability to collect accounts receivable, factor accounts receivable with recourse and charge‑backs (customer disputes) based upon a combination of factors. Reserves for charge‑backs are recognized based on historical collection experience. A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances when we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources, etc.). Amounts are written off against the reserve once it is established that it is remote such amounts will be collected. We also reserve for potential sales returns and allowances based on historical trends.

Inventories and Reclassification

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

During the three months ended March 31, 2017, we modified our capitalization of overhead costs allocated to inventory to include certain production costs that were previously excluded. These production expenses were previously included in cost of goods sold and selling, general and administrative expenses. These costs are now included in production overhead capitalized to inventory to better reflect the costs incurred to bring our inventory to a saleable condition after the recent change in our processes of sourcing inventory. This modification resulted in additional capitalization of $1.4 million of production overhead to the standard cost of inventory from production expenses during the first quarter of fiscal 2017. This modification has been accounted for on a prospective basis from January 1, 2017.

The increase in inventories resulted in a $1.4 million non-cash benefit at March 31, 2017 (or $0.11 per diluted share), which was comprised of a $0.3 million decrease in cost of goods sold and a $1.1 million decrease in selling, general and administrative expenses during the three months ended March 31, 2017.

In addition, we have reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. The classification of these costs in cost of goods sold more accurately reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers. The change has been reflected in the consolidated statements of operations in the prior year to conform to the presentation in the current year. The impact of the reclassification resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expenses in the amount of $18.2 million for the year ended December 31, 2016.

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

Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization

When we determine that the carrying value of long‑lived assets, such as property and equipment and intangible assets subject to amortization, may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in “Note 9 – Fair Value Measurement of Financial Instruments”.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives, such as trademarks, are not amortized but are tested at least annually for impairment on December 31st of each year or when circumstances indicate their carrying value may not be recoverable. Goodwill is evaluated for impairment at least annually by determining the fair value of each reporting unit and comparing this value to its carrying value. If the fair value exceeds the carrying value, including goodwill, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value of the assets, goodwill impairment is recorded for the amount that the reporting unit's carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We review indefinite lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite lived intangible assets using a discounted cash flow method, based on the relief from royalty method.

Derivatives

Warrants and other derivative financial instruments are accounted for as either equity or liabilities based upon the characteristics and provisions of each instrument. During the year ended December 31, 2016, the warrants that were issued in conjunction with the acquisition of Swims (see “Note 20 – Acquisition of SWIMS”) were determined to be equity. Warrants classified as equity are recorded at fair value as of the date of issuance within the consolidated balance sheets and no further adjustments to their valuation is made. Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Until the RG Merger on January 28, 2016, the Company was treated as a partnership for tax purposes. Pursuant to this status, taxable income or loss of the Company is included in the income tax returns of its owners. Consequently, no federal income tax provision is recorded through the RG Merger date.  However, under state laws, certain taxes are imposed upon limited liability companies and are provided for through the RG Merger date.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of these assets depends on our ability to generate sufficient future taxable income. The ability to generate enough taxable income to utilize the deferred tax assets depends on many factors, among which is our ability to deduct tax loss carry‑forwards against future taxable income, the effectiveness of tax planning strategies and reversing deferred tax liabilities. See “Notes to Consolidated Financial Statements—Note 12– Income Taxes” for the impact of the Tax Act.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense within the accompanying consolidated statements of operations and comprehensive income (loss).

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

Correction of an Immaterial Error

During the 2017 year end close, we determined that basic and diluted Earnings per Share (EPS) had been incorrectly stated. Historically, cumulative preferred dividends for the period were not included in the calculation of EPS. However, in accordance with ASC 260, Earnings per Share, income available to common stockholders shall be computed by deducting the dividends accumulated for the period on cumulative preferred stock. Our Series A Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors, payable at an annual rate of 10% through the date on which the liquidation preference is paid to the holder in connection with the liquidation of the Company or the date on which such Series A Preferred Stock is otherwise reacquired by the Company. The amount of the cumulative dividend on the Series A Preferred Stock has been disclosed previously in the Company’s filings. We have corrected the calculation of basic and diluted EPS to include the cumulative preferred dividends for the period. Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the presentation and disclosures, and has no impact on our financial position, results of operations and cash flows. Accordingly, no amendments to previously filed reports were required. However, we elected to revise the historical consolidated financial information presented herein to reflect the correction of this error for the prior period presented and to conform to the current year presentation.  For the basic and diluted loss per common share from continuing operations and basic and diluted loss per share for the year ended December 31, 2016 as a result of this correction, see “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies—Correction of an Immaterial Error.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Differential Brands Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Differential Brands Group Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the two years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2016.

New York, NY

April 2, 2018

DIFFERENTIAL BRANDS GROUP INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$8,250	$6,476
Factor accounts receivable, net	17,442	16,703
Accounts receivable, net	4,804	3,522
Inventories	31,733	23,977
Prepaid expenses and other current assets	4,832	4,249
Total current assets	67,061	54,927
Property and equipment, net	8,417	10,620
Goodwill	8,380	8,271
Intangibles assets, net	89,332	91,886
Other assets	484	467
Total assets	$173,674	$166,171

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,204	$18,223
Short-term convertible note	13,694	13,137
Cash advances from customers	—	1,707
Current portion of long-term debt	2,813	1,250
Total current liabilities	38,711	34,317
Deferred rent	3,554	3,636
Line of credit	21,254	12,742
Convertible notes	13,866	12,660
Long-term debt, net of current portion	44,896	47,218
Deferred income taxes, net	6,650	11,074
Total liabilities	128,931	121,647

Commitments and contingencies (Note 14)

Equity
Series A convertible preferred stock, $0.10 par value: 50,000 shares authorized, issued and outstanding at December 31, 2017 and 2016	5	5
Common stock, $0.10 par value: 100,000,000 shares authorized, 13,488,366 and 13,239,125 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,349	1,324
Additional paid-in capital	61,314	59,154
Accumulated other comprehensive income (loss)	271	(221)
Accumulated deficit	(18,196)	(15,738)
Total equity	44,743	44,524
Total liabilities and equity	$173,674	$166,171

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year ended December 31,
	2017	2016
		(Note 2)
Net sales	$164,053	$149,267
Cost of goods sold	92,303	87,987
Gross profit	71,750	61,280
Operating expenses
Selling, general and administrative	64,370	63,244
Depreciation and amortization	6,061	6,012
Retail store impairment	243	2,177
Total operating expenses	70,674	71,433
Operating income (loss) from continuing operations	1,076	(10,153)
Other expense
Interest expense	8,844	7,531
Other expense, net	21	42
Total other expense	8,865	7,573
Loss from continuing operations before income taxes	(7,789)	(17,726)
Income tax benefit	(5,331)	(1,200)
Loss from continuing operations	(2,458)	(16,526)
Loss from discontinued operations, net of tax	—	(1,286)
Net loss	$(2,458)	$(17,812)

Net loss attributable to common stockholders	$(7,938)	$(22,506)

Net loss	$(2,458)	$(17,812)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	492	(221)
Other comprehensive income (loss)	492	(221)
Comprehensive loss	$(1,966)	$(18,033)

Loss per common share - basic
Loss from continuing operations	$(0.60)	$(1.71)
Loss from discontinued operations	—	(0.10)
Loss per common share - basic	$(0.60)	$(1.81)

Loss per common share - diluted
Loss from continuing operations	$(0.60)	$(1.71)
Loss from discontinued operations	—	(0.10)
Loss per common share - diluted	$(0.60)	$(1.81)

Weighted average shares outstanding
Basic	13,313	12,428
Diluted	13,313	12,428

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

						Accumulated
						Other
	Common Stock		Preferred Series A		Additional	Comprehensive	Accumulated	Common Members		Preferred Members		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Units	Amount	Units	Amount	Equity
Balance, January 1, 2016	—	$—	—	$—	$—	$—	$—	4,900	$22,743	5,100	$24,798	$47,541
Net loss through RG Merger date	—	—	—	—	—	—	—	—	(1,016)	—	(1,058)	(2,074)
Redemption of Robert Graham unit holders	—	—	—	—	—	—	—	—	(28,905)	—	(29,313)	(58,218)
Contribution of Robert Graham in exchange for common shares	8,825	883	—	—	(13,634)	—	—	(4,900)	7,178	(5,100)	5,573	—
Reverse acquisition with Robert Graham	3,509	351	—	—	19,649	—	—	—	—	—	—	20,000
Issuance of Series A convertible preferred stock, net of offering costs of $931	—	—	50	5	49,064	—	—	—	—	—	—	49,069
Issuance of common stock for SWIMS acquisition	703	70	—	—	1,680	—	—	—	—	—	—	1,750
Issuance of warrants	—	—	—	—	510	—	—	—	—	—	—	510
Stock-based compensation	—	—	—	—	2,052	—	—	—	—	—	—	2,052
Issuance of restricted common stock, net of taxes withheld	202	20	—	—	(167)	—	—	—	—	—	—	(147)
Foreign currency translation	—	—	—	—	—	(221)	—	—	—	—	—	(221)
Net loss post RG Merger date	—	—	—	—	—	—	(15,738)	—	—	—	—	(15,738)
Balance, December 31, 2016	13,239	$1,324	50	$5	$59,154	$(221)	$(15,738)	—	$—	—	$—	$44,524

Stock-based compensation	—	—	—	—	2,340	—	—	—	—	—	—	2,340
Issuance of restricted common stock, net of taxes withheld	249	25	—	—	(180)	—	—	—	—	—	—	(155)
Foreign currency translation	—	—	—	—	—	492	—	—	—	—	—	492
Net loss	—	—	—	—	—	—	(2,458)	—	—	—	—	(2,458)
Balance, December 31, 2017	13,488	$1,349	50	$5	$61,314	$271	$(18,196)	—	$—	—	$—	$44,743

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(2,458)	$(16,526)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,061	6,012
Retail store impairment	243	2,177
Amortization of deferred financing costs	437	380
Amortization of convertible notes discount	690	916
Paid-in-kind interest	1,662	1,023
Stock-based compensation	2,340	2,052
Provision for bad debts	257	116
Amortization of inventory step up	—	1,659
Loss on disposal of assets	62	—
Deferred taxes	(4,547)	(1,086)
Changes in operating assets and liabilities:
Accounts receivable	(2,342)	(4,554)
Inventories	(7,644)	3,352
Prepaid expenses and other assets	(519)	99
Accounts payable and accrued expenses	4,107	(10,874)
Deferred rent	(75)	68
Net cash used in continuing operating activities	(1,726)	(15,186)
Net cash used in discontinued operating activities	—	(1,384)
Net cash used in operating activities	(1,726)	(16,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in reverse acquisition with Robert Graham, net of cash acquired	—	(6,538)
Refund (payment) of security deposit	3	(4)
Purchases of property and equipment	(1,130)	(2,046)
Cash paid for the acquisition of SWIMS, net of cash acquired	—	(11,828)
Net cash used in investing activities	(1,127)	(20,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	49,881
Proceeds from long-term debt	—	50,000
Repayment of long-term debt	(938)	(500)
Proceeds from line of credit, net	7,708	12,784
Proceeds from short-term convertible note	—	13,000
Repayment of terminated line of credit and loan payable	—	(23,349)
Payment of deferred financing costs	(124)	(1,583)
Redemption of unit holders	—	(58,218)
(Repayment of) proceeds from customer cash advances	(1,707)	814
Payment of accrued distribution to members	—	(1,366)
Taxes paid in lieu of shares issued for stock-based compensation	(270)	—
Net cash provided by financing activities	4,669	41,463

Effect of exchange rate changes on cash and cash equivalents	(42)	33

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,774	4,510

CASH AND CASH EQUIVALENTS, at beginning of year	6,476	1,966
CASH AND CASH EQUIVALENTS, at end of year	$8,250	$6,476

The accompanying notes are an integral part of these financial statements.

DIFFERENTIAL BRANDS GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description and Basis of Presentation

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Hudson®, the design, development, sales and licensing of lifestyle apparel products and accessories bearing the brand name Robert Graham® and the design, development, sales and licensing of footwear and accessories bearing the brand name SWIMS®. Our primary operating subsidiaries are Hudson Clothing, LLC (“Hudson”), Robert Graham Designs, LLC and Robert Graham Retail LLC (collectively “Robert Graham”), and DFBG Swims, LLC and SWIMS AS (collectively “Swims”). In addition, we have other non-operating subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On January 28, 2016, the Company completed the acquisition (the “RG Merger”) of all of the outstanding equity interests of RG Parent LLC and its subsidiaries (“Robert Graham” or “RG”), a business engaged in the design, development, sales and licensing of lifestyle apparel products and accessories that bear the brand name Robert Graham® (the “Robert Graham Business”), as contemplated by the Agreement and Plan of Merger, dated as of September 8, 2015 (the “RG Merger Agreement”), by and among RG, JJ Merger Sub, LLC (“RG Merger Sub”) and the Company, for an aggregate of $81.0 million in cash and 8,825,461 shares of the Company’s common stock, par value $0.10 per share (“common stock”) (after giving effect to the Reverse Stock Split (as defined below)). Pursuant to the RG Merger Agreement, among other things, RG Merger Sub was merged with and into RG, so that RG, as the surviving entity, became a wholly-owned subsidiary. The aggregate cash consideration was used to repay $19.0 million of RG’s outstanding loans and indebtedness under its revolving credit agreement. On the RG Merger’s closing date, all outstanding loans under the CIT Amended and Restated Revolving Credit Agreement were repaid and it was terminated in connection with entering into (i) a new credit and security agreement (as later amended, the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as lender, (ii) a new credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (as later amended, the “Term Credit Agreement”), and (iii) an amended and restated deferred purchase factoring agreement with CIT.

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

The RG Merger has been accounted for as a reverse merger and recapitalization. As a result of the RG Merger, RG is a wholly-owned subsidiary of the Company, the Company no longer owns certain assets and intellectual property of the Joe’s Business and the Company retains ownership of the businesses associated with its Hudson® brand (the “Hudson Business”). Under the acquisition method, RG is deemed the accounting acquirer for financial reporting purposes, with the Company, as the legal acquirer, being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical consolidated financial statements and elsewhere in this Annual Report prior to the RG Merger are those of RG and are recorded at the historical cost basis and reflect RG’s historical financial condition and results of operations for comparative purposes. For the year ended December 31, 2016, the Company’s consolidated financial statements include: (i) from January 1, 2016 up to the day prior to the closing of the RG Merger on January 28, 2016, the results of operations and cash flows of RG; (ii) from and after the RG Merger’s closing date on January 28, 2016, the results of continuing operations, cash flows and, as applicable, the assets and liabilities of the combined company, comprising the Company’s Hudson Business and RG; (iii) from and after the RG Merger’s closing date on January 28, 2016, the results of the discontinued operations from the Joe’s® brand retail stores that were not transferred to GBG but that closed as of February 29, 2016; and (iv) from and after the acquisition of SWIMS AS on July 18, 2016, the results of continuing operations and cash flows and, as applicable, the assets and liabilities of SWIMS.

Prior to the RG Merger, RG and the Company had different fiscal year ends, with RG’s fiscal year ending on December 31st and the Company’s fiscal year ending on November 30th. In connection with the RG Merger, the Company changed its fiscal year end to December 31st. Certain reclassifications have been made to prior year amounts within the accompanying consolidated balance sheets and consolidated statements of cash flows to conform to the current period presentation.

The Company continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) following the RG Merger.

The Company’s reportable business segments are (i) Wholesale, (ii) Consumer Direct and (iii) Corporate and other. For periods before the RG Merger’s closing date, the discussion of reportable segments reflects only the operations of RG.  The Company manages, evaluates and aggregates operating segments for segment reporting purposes primarily on the basis of business activity and operation. The Wholesale segment is comprised of sales of products to premium department stores, boutiques, retailers, specialty stores, ecommerce stores and international customers, and includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. The Consumer Direct segment is comprised of sales to consumers through the Robert Graham® brand full-price retail stores and outlet stores, through our SWIMS® brand outlet stores and through the online ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The Corporate and other segment is comprised of revenue from trademark licensing agreements and expenses from corporate operations, which include the executive, finance, legal, information technology, human resources departments, and general brand marketing and advertising expenses associated with the Company’s brands. Goodwill is included within total assets of the Company's Corporate and other segment.

2.    Summary of Significant Accounting Policies

Correction of an Immaterial Error

During the 2017 year end close, the Company determined that basic and diluted Earnings per Share (EPS) had been incorrectly stated in the prior year financial statements. Historically, cumulative preferred dividends for the period were not included in the Company’s calculation of EPS. However, in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, income available to common stockholders shall be computed by deducting the dividends accumulated for the period on cumulative preferred stock. The Company’s Series A Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors, payable at an annual rate of 10% through the date on which the liquidation preference is paid to the holder in connection with the liquidation of the Company or the date on which such Series A Preferred Stock is otherwise reacquired by the Company.  The amount of the cumulative dividend on the Series A Preferred Stock has been disclosed previously in the Company’s filings. The Company has corrected the calculation of basic and diluted EPS to include the cumulative preferred dividends for the period. Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and has no impact on the Company’s financial position, results of operations and cash flows. Accordingly, no amendments to previously filed reports were required. However, the Company has elected to revise the historical consolidated financial information presented herein to reflect the correction of this error for the prior period presented and to conform to the current year presentation. As a result of this correction, for the year ended December 31, 2016, basic and diluted loss per common share from continuing operations was corrected from a loss of $1.33 per share to a loss of $1.71 per share, and basic and diluted loss per common share was corrected from a loss of $1.43 per share to a loss of $1.81 per share.

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

Revenue Recognition

Wholesale revenues are recorded when title transfers to the customer, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is typically at the shipping point. Estimated reductions to revenue for customer allowances are recorded based upon a percentage of sales. The Company allows for returns based upon pre‑approval or in the case of damaged goods. Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Retail store revenue is recognized at the time the customer takes possession of the related merchandise, net of estimated returns at the time of sale to customers. Ecommerce sales of products ordered through our retail internet sites known as www.hudsonjeans.com,  www.robertgraham.us and www.swims.com are recognized upon receipt of the shipment by the customers. Ecommerce revenue is also reduced by an estimate for returns. Retail store revenue and ecommerce revenue exclude sales taxes.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements and deemed collectible, generally based upon the higher of (a) the contractually guaranteed minimum royalty or (b) actual net sales data received from licensees. Payments received in consideration of the grant of a license or advanced royalty payments is recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in accounts payable and accrued expenses within the accompanying consolidated balance sheets. The Company did not have deferred licensing revenue as of December 31, 2017 and 2016.

Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold within the accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2017 and 2016, shipping and handling fee revenue included in net sales was $0.5 million and $0.4 million, respectively.

Cash Equivalents

All highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase are considered to be cash equivalents.

Accounts Receivable, Factored Accounts Receivable and Allowance for Bad Debts, Sales Allowances, and Customer Chargebacks

The Company evaluates its ability to collect accounts receivable, factor accounts receivable with recourse and charge‑backs (customer disputes) based upon a combination of factors. Reserves for charge‑backs are recognized based on historical collection experience. A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances when the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources, etc.). Amounts are written off against the reserve once it is established that it is remote such amounts will be collected. The Company also reserves for potential sales returns and allowances based on historical trends.

Inventories and Reclassification

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

The increase in inventories resulted in a $1.4 million non-cash benefit at March 31, 2017 (or $0.11 per diluted share), which was comprised of a $0.3 million decrease in cost of goods sold and a $1.1 million decrease in selling, general and administrative expenses during the three months ended March 31, 2017.

In addition, the Company has reclassified delivery expenses, design costs, warehousing and handling costs and other inventory acquisition related costs to cost of goods sold, which were previously included in selling, general and administrative expenses. The classification of these costs in cost of goods sold more accurately reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of the Company’s financial statements with industry peers. The change has been reflected in the consolidated statements of operations in the prior year to conform to the presentation in the current year. The impact of the reclassification resulted in an increase to cost of goods sold and a decrease to selling, general and administrative expenses in the amount of $18.2 million for the year ended December 31, 2016.

Following is a reconciliation of the reclassification of costs from selling, general and administrative to cost of goods sold discussed above for the year ended December 31, 2016 (in thousands):

	Year ended December 31, 2016
	Before		After
	Reclass	Reclass	Reclass

Net sales	$149,267	$—	$149,267
Cost of goods sold	69,775	18,212	87,987
Gross profit	79,492	(18,212)	61,280
Operating expenses
Selling, general and administrative	81,456	(18,212)	63,244
Depreciation and amortization	6,012	—	6,012
Retail store impairment	2,177	—	2,177
Total operating expenses	89,645	(18,212)	71,433
Operating loss from continuing operations	(10,153)	—	(10,153)
Other expense
Interest expense	7,531	—	7,531
Other expense, net	42	—	42
Total other expense	7,573	—	7,573
Loss from continuing operations before income taxes	(17,726)	—	(17,726)
Income tax benefit	(1,200)	—	(1,200)
Loss from continuing operations	(16,526)	—	(16,526)
Loss from discontinued operations, net of tax	(1,286)	—	(1,286)
Net loss	$(17,812)	$—	$(17,812)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight‑line method over the following estimated useful lives of the assets:

Computer and equipment3 to 7 years

Furniture and fixtures3 to 7 years

Leasehold improvements5 to 10 years

Leasehold improvements are amortized over the lessor of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation or amortization is removed from the accounts, and any related gain or loss is included within selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive income (loss).

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

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations. Retail store impairment charges of $0.2 million and $2.2 million were recorded during the years ended December 31, 2017 and 2016, respectively. Based on the operating performance of these stores, the Company determined it could not recover the carrying value of property and equipment located at these stores.

Intangible assets subject to amortization, such as customer relationships, are amortized over their estimated useful lives. There was no impairment charge recorded related to intangible assets subject to amortization during the years ended December 31, 2017 and 2016.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives, such as trademarks, are not amortized but are tested at least annually for impairment on December 31st of each year or when circumstances indicate their carrying value may not be recoverable. Goodwill is evaluated for impairment at least annually by determining the fair value of each reporting unit and comparing this value to its carrying value. If the fair value exceeds the carrying value, including goodwill, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value of the assets, goodwill impairment is recorded for the amount that the reporting unit's carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company reviews indefinite lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. The Company calculates the value of the indefinite lived intangible assets using a discounted cash flow method, based on the relief from royalty method. There was no impairment charge recorded related to indefinite lived intangible assets or goodwill during the years ended December 31, 2017 and 2016.

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

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest rate method over the term of the related agreements and recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). Amortization of deferred financing costs included in interest expense was approximately $0.4 million for both years ended December 31, 2017 and 2016. Deferred financing costs are presented on the consolidated balance sheets as a direct deduction of the related debt.

Preferred Share Dividend

Cumulative dividends on preferred stock are only accrued for when and if the board of directors declares a dividend.  The board of directors has not declared a dividend through December 31, 2017.

Derivatives

Warrants and other derivative financial instruments are accounted for as either equity or liabilities based upon the characteristics and provisions of each instrument. During the year ended December 31, 2016, the warrants that were issued in conjunction with the acquisition of DFBG Swims (see “Note 20 – Acquisition of SWIMS”) were determined to be equity. Warrants classified as equity are recorded at fair value as of the date of issuance within the consolidated balance sheets and no further adjustments to their valuation is made. Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Cost of Goods Sold

Cost of goods sold includes the following: the cost of merchandise; customs related taxes and duties; production costs; delivery expense; in-bound and outbound freight; obsolescence and shrink provisions; design costs; warehousing and handling costs and other inventory acquisition related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, stock based compensation expense, facilities, and bad debt expense.

Advertising Costs

Advertising costs are charged to expense as incurred, except for direct to consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising and tradeshow expenses included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive income (loss) were $9.5 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively. Prepaid advertising costs were $0.4 million and $0.2 million at December 31, 2017 and 2016, respectively.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Quarterly, management reassesses the need for a valuation allowance.  The likelihood of a material change in the expected realization of these assets depends on the Company’s ability to generate sufficient future taxable income. The ability to generate enough taxable income to utilize the deferred tax assets depends on many factors, among which is the Company’s ability to deduct tax loss carry‑forwards against future taxable income, the effectiveness of tax planning strategies and reversing deferred tax liabilities. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). See “Note 12 – Income Taxes” for the impact of the Tax Act.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax benefit within the accompanying consolidated statements of operations and comprehensive income (loss).

Comprehensive Loss

Comprehensive loss represents the change in equity resulting from transactions other than stockholder investments and distributions.  Accumulated other comprehensive income (loss) includes changes in equity that are excluded from net loss, specifically, unrealized gains and losses on foreign currency translation adjustments and is presented within the consolidated statements of equity.  The Company presents the components of comprehensive loss within the consolidated statements of operations and comprehensive income (loss).

 Foreign Currency Translation

The Company’s wholly owned direct foreign operations present their financial reports in the currency used in the economic environment in which they mainly operate, known as the functional currency.  The functional currency consists of the Norwegian Krone for operations in Norway. Assets and liabilities in foreign subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date, while revenues and expenses are translated using the average monthly exchange rate. Gains and losses from these foreign currency translation adjustments are recognized within accumulated other comprehensive income (loss) within the accompanying consolidated statements of equity.

Earnings per Share

Basic earnings per share, or EPS, is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti‑dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock and restricted stock units using the treasury stock method. Dilutive common stock equivalent shares issuable upon conversion of the convertible notes are calculated using the if‑converted method. EPS has been adjusted to reflect the Reverse Stock Split.

The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of convertible preferred shares that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

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

The Company does not require collateral for trade accounts receivable. However, the Company sells a portion of accounts receivable to CIT on a non‑recourse basis (see “Note 3 – Factored Accounts and Receivables”). In that instance, the Company is no longer at risk if the customer fails to pay. For accounts receivable that are not sold to CIT or are sold on a recourse basis, the Company continues to be at risk if these customers fail to pay. The Company provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis. The net carrying value approximates the fair value for these assets. Such losses have historically been within management’s expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

For the years ended December 31, 2017 and 2016, sales to customers or customer groups representing 10 percent or greater of net sales are as follows:

	Year ended December 31,
	2017	2016
Customer A	15%	18%

International sales were $15.7 million and $9.4 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, customers representing 10 percent or greater of accounts receivable and factored accounts receivable are as follows:

	As of December 31,
	2017	2016
Customer A	19%	21%

In addition, the Company primarily utilizes five manufacturing contractors in Mexico, the United States and India. Purchases from these five manufacturing contractors in the aggregate accounted for approximately 59% and 46% percent of purchases for fiscal 2017 and 2016, respectively.

Fair Value of Financial Instruments

The fair value of financial instruments held (which consist of cash and cash equivalents, accounts receivable, factored accounts receivable, accounts payable, and accrued expenses) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of the line of credit and long-term debt approximate fair value because of the variable interest rates. The fair value of the convertible notes is based on the amount of future cash flows associated with the instrument discounted using the incremental borrowing rate, which are considered Level 3 liabilities.

The Company does not hold or have any obligations under financial instruments that possess off‑balance sheet credit or market risk.

Discontinued Operations

In accordance with the Financial Accounting Standards Board (“FASB”), ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of a component of an entity or a group or component of an entity that represents a strategic shift that has, or will have, a major effect on the reporting company’s operations that has either been disposed of or is classified as held for sale are required to be reported as discontinued operations in a company’s consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the discontinued component must have been (or will be) eliminated from the ongoing operations of the company and the company will not have any significant continuing involvement in the operations of the discontinued component after the disposal transaction. The accompanying consolidated financial statements reflect the results of operations of the Joe's Business as discontinued operations for the year ended December 31, 2016.

Financial Accounting Standards Recently Adopted

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which amends ASC Topic 718, relating to employee share-based payment accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within that reporting period.  The Company adopted this standard in the first quarter of 2017 and there was no material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. ASU No. 2017-04 removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The ASC amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard in the first quarter of 2017 and there was no impact on the consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act. ASU 2018-05 is effective immediately. The Company considered this additional guidance in determining the impact of the Tax Cuts and Jobs Act as of and for the year ended December 31, 2017. See Note 12 – Income Taxes for further information.

Recently Issued Financial Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, Accounting Standards Codification 606 (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and two methods of adoption are allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, December 2016 and May 2017, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, and ASU No. 2017-10, respectively, as clarifications to ASU No. 2014-09. ASU No. 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU No. 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU No. 2016-20 corrects or improves guidance in 13 narrow focus aspects of the guidance. ASU No. 2017-10 clarifies that the grantor in a service concession arrangement is the operating entity’s customer for purposes of revenue recognition. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASUs also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows. The Company will adopt the new revenue standards in the first quarter of 2018 using the modified retrospective approach.  The Company does not expect significant changes to the amounts or timing of revenue recognition for product sales, which are its primary revenue stream and represent 98% of consolidated net sales. The Company is finalizing its assessment of the impact of the standard on license revenue. The Company is preparing to implement changes to its accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments, an accounting standards update that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The update is effective for fiscal years beginning after December 15, 2019 and interim periods within that reporting period. The Company is currently assessing the potential effects this update may have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU No. 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU No. 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact the adoption of ASU No. 2016-15 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. This ASU gives entities the option to reclassify these amounts and requires new disclosures, regardless of whether they elect to do so. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the impact the adoption of ASU No. 2018-02 will have on its consolidated financial statements.

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

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Credit Assurance and Factoring Agreement between SWIMS and DNB Bank ASA (“DNB”), dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement is secured with (a) first-priority lien on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of December 31, 2017, SWIMS had outstanding financing commitments of NOK 7.4 million (approximately $0.9 million as of December 31, 2017) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Factored accounts and receivables consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Non-recourse receivables assigned to factor	$19,566	$20,226
Client recourse receivables	1,473	1,634
Total receivables assigned to factor	21,039	21,860
Allowance for customer credits	(3,597)	(5,157)
Total factor accounts receivable, net	$17,442	$16,703

Non-factored accounts receivable	$5,974	$4,743
Allowance for customer credits	(863)	(1,031)
Allowance for doubtful accounts	(307)	(190)
Total accounts receivable, net	$4,804	$3,522

Total factor and accounts receivable, net	$22,246	$20,225

Of the total amount of receivables sold by us as of December 31, 2017 and 2016, we hold the risk of payment of $1.5 million and $1.6 million, respectively, in the event of non‑payment by the customers.

4.    Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the first‑in, first‑out method. Inventories consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Finished goods	$29,721	$22,537
Finished goods consigned to others	1,524	1,179
Work in progress	218	42
Raw materials	270	219
Total inventories	$31,733	$23,977

5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Computer and equipment	$6,214	$4,833
Furniture and fixtures	6,245	6,516
Leasehold improvements	9,302	9,515
	21,761	20,864
Less: accumulated depreciation and amortization	(13,639)	(10,617)
Construction in progress	295	373
Property and equipment, net	$8,417	$10,620

Depreciation and amortization expense totaled $3.1 million and $3.3 million for the years ended December 31, 2017 and 2016, respectively.

6.    Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite. Intangible assets as of December 31, 2017 consisted of the following (in thousands):

	Amortization		Accumulated
	Period	Gross Amount	Amortization	Net Amount
Trade names	Indefinite	$65,812	$—	$65,812
Customer relationships	7 to 15 Years	35,081	11,629	23,452
Non-compete agreements	3 Years	133	65	68
Total		$101,026	$11,694	$89,332

Intangible assets as of December 31, 2016 consisted of the following (in thousands):

	Amortization		Accumulated
	Period	Gross Amount	Amortization	Net Amount
Trade names	Indefinite	$65,480	$—	$65,480
Customer relationships	7 to 15 Years	34,997	8,699	26,298
Non-compete agreements	3 Years	128	20	108
Total		$100,605	$8,719	$91,886

Amortization expense related to intangible assets amounted to approximately $3.0 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2018	$2,973
2019	2,953
2020	2,933
2021	2,929
2022	2,929
Thereafter	8,803
$23,520

Goodwill consisted of the following as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Beginning balance	$8,271	$2,286
Goodwill created by the RG Merger	—	3,638
Goodwill created by the acquisition of SWIMS	—	2,393
Foreign currency adjustment	109	(46)
Ending balance	$8,380	$8,271

There was no impairment charge recorded related to intangible assets or goodwill during the years ended December 31, 2017 and 2016.

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accounts payable	$7,384	$7,398
Accrued purchases	5,922	4,108
Accrued payroll and other benefits	2,236	2,063
Accrued interest	1,768	343
Other	4,894	4,311
Total accounts payable and accrued expenses	$22,204	$18,223

8.    Debt

The payment schedule of the Company’s convertible notes, line of credit and long-term debt as of December 31, 2017 is as follows (in thousands):

						Deferred	Original
	Payments Due by Period					Financing	Issue	Carrying
	2018	2019	2020	2021	Total	Costs, Net	Discount, Net	Value
Short-term convertible note	$13,694	$—	$—	$—	$13,694	$—	$—	$13,694
Line of credit	367	—	21,271	—	21,638	384	—	21,254
Long-term debt	2,813	3,750	5,000	37,000	48,563	854	—	47,709
Convertible notes	—	—	—	17,398	17,398	—	3,532	13,866
Total	$16,874	$3,750	$26,271	$54,398	$101,293	$1,238	$3,532	$96,523

JPM Credit Facility and Capex Loan of RG

On December 23, 2013, RG entered into a $30 million revolving credit facility with JP Morgan Chase Bank (the “JPM Loan Agreement”), which was later amended such that $3.5 million of the revolving credit facility was reclassified to the Capex Loan, a term loan (the “Capex Loan”).  In January 2016, RG used the aggregate cash consideration received in the RG Merger to repay all $19.0 million of RG’s outstanding loans and indebtedness under the

JPM Loan Agreement, including the Capex Loan.

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

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  The availability under the Revolving Facility as of December 31, 2017 was $10.2 million. Borrowings under the Revolving Facility and the Term Facility totaled $21.3 million and $48.6 million as of December 31, 2017, respectively.

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

Borrowings under the ABL Credit Agreement and Term Credit Agreement bear interest at a rate equal to either, at the Company’s option, an adjusted base rate or the LIBOR (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margin for borrowings under the Term Facility (which varies based on the senior leverage ratio) ranges from 9.75% to 6.00% for base rate loans and 10.75% to 7.00% for LIBOR loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBOR loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility will be payable monthly in arrears.

The ABL Credit Agreement and Term Credit Agreement contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries, to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement requires the Company to comply with financial covenants to be tested quarterly. The ABL Credit Agreement requires the Company to comply with a minimum fixed charge coverage ratio to be tested monthly if excess availability under the Revolving Facility is less than 10% of the lesser of the commitments under the Revolving Facility and the borrowing base or during specified events of defaults. If an event of default under a credit agreement occurs and continues, the commitments may be terminated and the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable.

In connection with entering into the ABL Credit Agreement and the Term Credit Agreement, the Company incurred deferred financing costs totaling $1.9 million.

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

On March 27,  2018, the Company entered into Amendment No. 3 to the Term Credit Agreement to revise certain covenants and modify the applicable base and LIBOR rates. As of December 31, 2017, the Company was in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement.

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

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (which increased to 7% as of October 1, 2016, with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP (“Fireman”)), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of the Company’s common stock, cash, or a combination of cash and common stock, at the Company’s election.

If the Company elects to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part, into a number of shares of the Company’s common stock equal to the “conversion amount” divided by the “market price”. The “conversion amount” is (a) the product of (i) the “market price”, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The “market price” is the average of the closing prices for our common stock over the 20-trading-day period immediately preceding the notice of conversion.  If the Company elects to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. The Company will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as the Company makes a pro rata prepayment on all of the Modified Convertible Notes.

The following table is a summary of the recorded value of the Modified Convertible Notes as of December 31, 2017 (in thousands). The value of the convertible note reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

December 31, 2017
Modified Convertible Notes - face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued	925
Accumulated accretion of original issue debt discount	1,141
Modified Convertible Notes value	$13,866

Short-Term Convertible Note

In connection with the acquisition of SWIMS® on July 18, 2016, the Company entered into certain financing arrangements with Tengram Partners Fund II, L.P. (“Tengram II”), an entity affiliated with the holder of the Company’s Series A Preferred Stock, TCP Denim, LLC, including a convertible note issued to Tengram II on July 18, 2016 (the “SWIMS Convertible Note”). As discussed further below, the SWIMS Convertible Note was fully converted into shares of Series A-1 Preferred Stock in January 2018.  The SWIMS Convertible Note accrued interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and was convertible, at Tengram II’s option or on the revised maturity date of January 18, 2018, which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. The Series A-1 Preferred Stock will itself be convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), will be entitled to dividends at a rate of 10% per annum payable quarterly in arrears, will be senior to the common stock upon liquidation and will have voting rights on an as-converted basis alongside its common stock.

The value of the SWIMS Convertible Note reflects the present value of the contractual cash flows and resulted in an original issue discount of $465 thousand that was recorded on July 18, 2016, the issuance date. See “Note 20 – Acquisition of SWIMS” and “Note 10 – Equity” for a discussion on the warrants issued in connection with the acquisition of SWIMS.  The following table is a summary of the recorded value of the convertible note as of December 31, 2017 (in thousands).

December 31, 2017
Short-term convertible note - face value	$13,000
Less: Original issue discount	(465)
Short-term convertible note recorded value on issue date	12,535
PIK interest issued	694
Accumulated accretion of original issue debt discount	465
Short-term convertible note value	$13,694

On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, par value $0.10 per share, at a conversion price of $3.00 per share.

The outstanding balance of the Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the Convertible Note was settled in its entirety.

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB, dated January 27, 2016 (the “Overdraft Agreement”). The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of December 31, 2017) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The Overdraft Agreement is secured with (a) first-priority liens on SWIMS’ (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). For more information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables.” The Overdraft Agreement may be terminated by SWIMS upon fourteen days’ prior written notice for any reason and by DNB upon fourteen days’ prior written notice for just cause. DNB may also terminate the Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of December 31, 2017, there was $0.4 million outstanding on the facility governed by the Overdraft Agreement.

Interest Expense

The following table is a summary of our total interest expense as follows (in thousands):

	Year ended December 31,
	2017	2016
Contractual coupon interest	$7,716	$6,235
Amortization of discounts and deferred financing costs	1,128	1,296
Total interest expense	$8,844	$7,531

9.    Fair Value Measurement of Financial Instruments

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

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. Long-lived assets, primarily comprised of property and equipment, held and used with a carrying amount of $0.2 million and $2.2 million were fully impaired during the years ended December 31, 2017 and 2016, respectively.

The following table presents our fair value hierarchy for liabilities measured at fair value on a non-recurring basis as of December 31, 2017 and 2016 (in thousands):

		Carrying Value		Fair Value
Financial Instrument	Level	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Convertible note - short-term	3	$13,694	$13,137	$13,694	$13,137
Convertible notes - long-term	3	13,866	12,660	11,700	11,250
		$27,560	$25,797	$25,394	$24,387

The key assumptions for determining the fair value of the convertible long-term notes at December 31, 2017 included the remaining time to maturity of 3.6 years, volatility of 60 percent, and the risk-free interest rate of 2.04 percent.

10.     Equity

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

In 2017, the Company granted RSUs to its officers, non-employee directors and employees pursuant to the 2016 Plan. The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the individual meets the applicable vesting criteria. The exercise price of stock options granted under the 2016 Stock Incentive Plan will be determined by the Compensation and Stock Option Committee (the “Compensation Committee”) of the Board of Directors or by any other committee designated by the Board of Directors, but may not be less than the fair market value of the Company’s shares of common stock on the date the option is granted. In general, unvested stock options are forfeited when a participant terminates employment or service with the Company or its affiliates.

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

As of December 31, 2017, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the Amended and Restated Plan; (ii) 1,274,102 shares of common stock issuable upon vesting of RSUs, PSUs or exercise of stock options granted under the 2016 Stock Incentive Plan; and (iii) 1,850,398 shares of common stock available for future grant under the 2016 Stock Incentive Plan. As of December 31, 2017, no shares remained available for grant under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the year ended December 31, 2017 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2017	444	150,000	150,444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	(79,723)	(79,723)
Outstanding at December 31, 2017	444	70,277	70,721

The following table summarizes stock option activity for all incentive plans for the year ended December 31, 2017 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2017	150,444	$4.04
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(79,723)	4.02
Outstanding at December 31, 2017	70,721	$4.07	4.55	$—
Exercisable at December 31, 2017	70,721	$4.07	4.55	$—

Exercise prices for options outstanding as of December 31, 2017 were as follows (in actual amounts):

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (Years)
$4.02	70,277	4.5
$11.40	444	7.0
	70,721

There were no options exercised during the years ended December 31, 2017 and 2016, respectively.

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. A total of $10 thousand and $26 thousand of stock-based compensation expense related to stock options was recognized during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was no unrecognized compensation cost related to unvested stock options.

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

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2017 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	800,843	$4.65
Granted	510,000	2.24
Vested	350,141	4.54
Forfeited	215,000	2.46
Outstanding at December 31, 2017	745,702	$3.68

A total of $2.3 million and $2.1 million of stock-based compensation expense was recognized related to RSUs during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $2.1 million of total unrecognized compensation cost related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 1.7 years.

Performance Share Units

The Company granted 513,678 PSUs during 2016, which vest over three years if the performance targets set by the Compensation Committee are met. If less than 80 percent of the performance targets are reached, zero percent of the PSUs will vest. Unvested performance share units in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. For the years ended December 31, 2017 and 2016, the performance targets were not met, none of the shares have vested, and no expense has been recognized.

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

Series A-1 Preferred Stock

On January 18, 2018, the SWIMS Convertible Note originally issued on July 18, 2016 to Tengram II, as amended, with a principal amount of $13.0 million, matured and automatically converted into newly issued shares of the Company’s Series A-1 preferred stock, par value $0.10 per share (the “Series A-1 Preferred Stock”), at a conversion price of $3.00 per share. The outstanding balance of the Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is currently convertible on a one-to-one basis into shares of common stock of the Company, par value $0.10 per share (the “Common Stock”). The Series A-1 Preferred Stock is (a) convertible into Common Stock on a one-to-one basis (subject to adjustment), (b) entitled to dividends, when and if declared by the Board of Directors or a duly authorized committee thereof, at a rate of 10% per annum payable quarterly in arrears, (c) senior to the Common Stock upon a liquidation and (d) have as-converted voting rights alongside the Common Stock.

Warrants

The Company issued warrants in conjunction with the acquisition and financing of SWIMS (see “Note 20 – Acquisition of SWIMS”) that are currently exercisable and have been classified as equity.

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

Also in connection with the SWIMS acquisition, the Company issued to the SWIMS Sellers (as defined in Note 20) warrants for the purchase of 150,000 shares of common stock with an exercise price of $5.47 per share that have an estimated fair value of $45 thousand. The Company determined the fair value of the warrant at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $5.47 per share, an expected life (term) of 3 years, a volatility rate of 45%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrant, zero dividends, and a risk free interest rate of 0.85%  In addition, a 10% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period.

11.    Loss per Share

Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding stock options, unvested RSUs, unvested PSUs, warrants, convertible Series A Preferred Stock and shares issuable upon the assumed conversion of the Modified Convertible Notes and the SWIMS Convertible Note. Loss per share for the year ended December 31, 2016 has been corrected to include the effect of the preferred dividends, see “Note 2 – Summary of Significant Accounting Policies” for additional information. A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data).

	Year ended December 31,
	2017	2016
Basic loss per share computation
Numerator:
Loss from continuing operations	$(2,458)	$(16,526)
Less: preferred dividends	(5,480)	(4,694)
Loss from continuing operations attributable to common stockholders	(7,938)	(21,220)
Loss from discontinued operations	—	(1,286)
Net loss attributable to common stockholders	$(7,938)	$(22,506)
Denominator:
Weighted average common shares outstanding	13,313	12,428

Loss per common share - basic
Loss from continuing operations	$(0.60)	$(1.71)
Loss from discontinued operations	—	(0.10)
Loss per common share - basic	$(0.60)	$(1.81)

Diluted loss per share computation
Numerator:
Loss from continuing operations	$(2,458)	$(16,526)
Less: preferred dividends	(5,480)	(4,694)
Loss from continuing operations attributable to common stockholders	(7,938)	(21,220)
Loss from discontinued operations	—	(1,286)
Net loss attributable to common stockholders	$(7,938)	$(22,506)
Denominator:
Weighted average common shares outstanding	13,313	12,428
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—
Dilutive common shares	13,313	12,428

Loss per common share - diluted
Loss from continuing operations	$(0.60)	$(1.71)
Loss from discontinued operations	—	(0.10)
Loss per common share - diluted	$(0.60)	$(1.81)

The following potential shares of common stock were excluded from diluted EPS as the Company had a net loss for the period (in thousands):

	Year ended December 31,
	2017	2016
Outstanding stock options	71	150
Unvested RSUs	746	801
Unvested PSUs	458	514
Outstanding warrants	650	650
Convertible Series A Preferred Stock	4,480	4,480
Modified Convertible Notes	1,247	1,207
SWIMS Convertible Note	4,565	4,394

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

The following table provides a reconciliation of net loss to preferred shareholders and common stockholders for purposes of computing net loss per share for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Year ended December 31,
	2017	2016
Net loss	$(2,458)	$(17,812)
Less: preferred dividends	(5,480)	(4,694)
Net loss attributable to stockholders	(7,938)	(22,506)
Participating securities - Series A Preferred Stock	—	—
Net loss attributable to common stockholders	$(7,938)	$(22,506)

Denominator:
Weighted average common shares outstanding	13,313	12,428

Loss per common share - basic and diluted under two-class method	$(0.60)	$(1.81)

12.    Income Taxes

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

For financial reporting purposes, loss from continuing operations before income taxes, includes the following components (in thousands):

	Year ended December 31,
	2017	2016
Domestic	$(7,352)	$(15,731)
Foreign	(437)	(1,995)
Loss from continuing operations before income taxes	$(7,789)	$(17,726)

 Benefit for Income Taxes

The benefit for income taxes is as follows (in thousands):

	Year ended December 31,
	2017	2016
Current:
Federal	$(1,056)	$(287)
State	229	148
Foreign	43	36
	(784)	(103)
Deferred:
Federal	(4,425)	(572)
State	(178)	23
Foreign	56	(548)
	(4,547)	(1,097)
Total	$(5,331)	$(1,200)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s financial results for the year ended December 31, 2017, including, but not limited to: (1) requiring a one-time transition tax (payable over eight years) on certain un-repatriated earnings of foreign subsidiaries; (2) a future reduction of the U.S. federal corporate tax rate from 34% to 21% ,effective January 1, 2018, that reduced the current value of the Company’s deferred tax assets and deferred tax liabilities; and (3) bonus depreciation that allows for full expensing of qualified property place in service after September 27, 2017. In addition, the Tax Act establishes new tax laws that may affect the Company’s financial results for years ending after December 31, 2017, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 34% to 21%; (2) limitation of the deduction for interest expense; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income; (5) limitations on the deductibility of certain executive compensation; and (6) limitations on the use of Federal Tax Credit to reduce the U.S. income tax liability.

The SEC staff issued Staff Accounting Bulletin 118, (“SAB 118”) and the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company has not completed the accounting for the income tax effects of certain elements of the Tax Act, which will become effective in future years. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments. In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional one-time net tax benefit of $6.3 million, or $0.47 per diluted share, for the year ended December 31, 2017. This net tax benefit primarily consists of a $3.8 million net tax benefit from the corporate rate reduction on deferred tax assets and liabilities, and a tax benefit for the reversal of a portion of the valuation allowance related to the indefinite lived deferred tax liability of $2.5 million. When the IRS issues additional guidance and regulations enabling the Company to finalize certain tax positions, the Company will be able to conclude whether any further adjustments are required to be made to its net deferred tax asset balance as of December 31, 2017. Any adjustments to this provisional amount will be reported no later than the fourth quarter of 2018, as a component of the provision for income taxes in the reporting period in which any such adjustments are determined.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Federal and state NOL carryforward	$9,889	$9,635
Fixed assets	462	288
Accruals	682	644
Stock-based compensation	454	407
Inventory	835	1,118
Other intangibles	9,151	14,228
Allowance for customer credits and doubtful accounts	843	1,206
Deferred rent	985	1,537
Deferred state income tax	231	434
Other	186	208
Total gross deferred tax assets	23,718	29,705
Less: valuation allowance	(19,975)	(28,275)
Total deferred tax assets	$3,743	$1,430

Deferred tax liabilities:
Indefinite lived intangibles	$(9,382)	$(10,702)
Prepaids	(90)	(175)
Debt discount	(921)	(1,627)
Total gross deferred tax liabilities	(10,393)	(12,504)
Net deferred tax liabilities	$(6,650)	$(11,074)

Income tax benefit for the years ended December 31, 2017 and 2016, respectively, differ from the amounts computed by applying the U.S. statutory income tax rate of 34 percent to pretax loss as follows (in thousands):

	Year ended December 31,
	2017	2016
U.S. Federal (benefit) provision
At statutory rate	$(2,649)	$(6,026)
State taxes	34	113
Valuation allowance	(8,431)	22,514
Foreign tax differential	81	205
Disallowed interest expense	190	219
Federal tax rate change	7,338	—
Change in entity status	—	(19,448)
Effect of uncertain tax positions	10	(287)
Book income from pre-transaction period	(1,932)	705
Transaction costs	—	810
Other	28	(5)
Total	$(5,331)	$(1,200)

The effective tax rate from continuing operations was a benefit of 68% for the year ended December 31, 2017 compared to a benefit of 7% for the year ended December 31, 2016. The difference in the effective tax rate for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to the impact of the Tax Act discussed above.

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance, excluding a portion of its deferred tax liabilities for long-lived intangibles. The valuation allowance decreased by $8.3  million during the year ended December 31, 2017.  This decrease includes $2.5 million of deferred tax liabilities for long-lived intangibles that can be scheduled to reverse against certain long-lived deferred tax assets as a result of the Tax Act.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2017, we had a net operating loss carryforward for federal income tax purposes of approximately $35.8  million, portions of which will begin to expire in 2018. We had a total state net operating loss carryforward of approximately $29.3 million, which will begin to expire in 2019. We had a foreign net operating loss carryforward of $0.2 million that has no expiration date. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The net operating losses are presented net of any expirations associated with such limitations.

Unrecognized Tax Benefits

The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company’s unrecognized tax benefits were acquired as part of purchase accounting in fiscal 2016.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the income tax benefit in the consolidated statements of operations and comprehensive income (loss). If the Company is eventually able to recognize the uncertain positions, the Company’s effective tax rate would be reduced. The Company currently has a full valuation allowance against the net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to the uncertain tax positions would result in an adjustment to the net operating income (loss) or tax credit carry forwards rather than resulting in a cash outlay.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examination by taxing authorities for years prior to 2013. The Company is currently under examination by the Internal Revenue Service for the pre-acquisition years ended November 30, 2015 and December 31, 2015. The Company believes that any adjustments expected to result from this examination have been adequately reserved for.

At December 31, 2017 and 2016, the Company had $0.1 million of certain unrecognized tax benefits, included as a component of accounts payable and accrued expenses within the accompanying consolidated balance sheets. The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year ended December 31,
	2017	2016
Beginning balance	$81	$—
Gross increase - tax positions in prior periods	38	298
Lapse in statutes of limitations	—	(217)
Ending balance	$119	$81

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

13.    Segment Reporting and Operations by Geographic Areas

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

	Year ended December 31,
	2017	2016
Net sales:
Wholesale	$119,128	$108,829
Consumer Direct	42,095	38,622
Corporate and other	2,830	1,816
	$164,053	$149,267
Gross profit:
Wholesale	$42,304	$34,871
Consumer Direct	26,616	24,593
Corporate and other	2,830	1,816
	$71,750	$61,280
Operating expenses:
Wholesale	$14,478	$13,770
Consumer Direct	25,093	26,809
Corporate and other	31,103	30,854
	$70,674	$71,433
Operating income (loss):
Wholesale	$27,826	$21,101
Consumer Direct	1,523	(2,216)
Corporate and other	(28,273)	(29,038)
	$1,076	$(10,153)
Capital expenditures:
Wholesale	$358	$527
Consumer Direct	321	1,160
Corporate and other	458	151
	$1,137	$1,838

	December 31, 2017	December 31, 2016
Total assets:
Wholesale	$53,958	$44,793
Consumer Direct	7,633	10,093
Corporate and other	112,083	111,285
	$173,674	$166,171

Operations by Geographic Area

Currently, we do not have any material reportable operations outside of the United States.

14.    Commitments and Contingencies

Operating Leases

The Company leases retail store locations, our corporate offices and showrooms under operating lease agreements expiring on various dates through April 2026. Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6 percent to 8 percent, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis from the possession date.

As of December 31, 2017, the future minimum rental payments under non‑cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2018	$7,354
2019	7,513
2020	7,486
2021	6,758
2022	6,333
Thereafter	10,037
$45,481

Rent expense was $9.4 million and $9.2 million for the years ended December 31, 2017 and 2016, respectively.

Letter of Credit

We maintained an irrevocable standby letter of credit for approximately $130 thousand representing the deposit on RG’s New York City retail store. In April 2016, the letter of credit was terminated.

Purchase Commitments

As of December 31, 2017, the Company had open purchase commitments of $17.5 million.

Advertising Commitments

As of December 31, 2017, the Company had advertising commitments totaling $0.7 million related to the production of Robert Graham 2018 catalogs.

Employment Agreements

Certain of the Company’s officers and employees are under employment agreements with minimum required payments. Future minimum payments under these employment agreements total $2.4 million in 2018 and $1.0 million in 2019.

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

15.    Related Party Transactions

Peter Kim

The Company entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Founder and Vice Chairman of Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, the Company entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim. Mr. Kim’s employment agreement was amended on June 16, 2017.  Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of common stock issuable upon conversion of his Modified Convertible Notes. See “Note 8 – Debt.” As of December 31, 2017, the amount outstanding under the convertible note payable to Mr. Kim was $8.9 million with accrued interest of $146 thousand.

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

Employment Agreements with Officers

The Company entered into employment agreements with Mr. Buckley, Mr. Kim and Mr. Ross, our Chief Financial Officer. The agreements have varying initial terms, but Mr. Buckley’s and Mr. Ross’s contain automatic one-

year renewals, unless terminated by either party, and provide for minimum base salaries adjusted for annual increases, incentive bonuses based upon the attainment of specified goals, and severance payments in the event of termination of employment, as defined in the employment contracts.

Payments to Tengram Capital Partners, LP

From time to time, the Company expects to reimburse Tengram Capital Partners, LP, an entity that is affiliated with the Company’s largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request. For the year ended December 31, 2017, the Company incurred expenses of $62 thousand related to reimbursement of expenses. For the year ended December 31, 2016, the Company recorded related party expenses of $1.0 million, which included (i) $0.8 million of reimbursement for legal fees incurred by TCP Denim, LLC, in connection with the purchase of the Series A Preferred Stock and RG Merger; and (ii) $41 thousand of pre-RG Merger management fees that were paid by RG that are non-recurring as a result of the RG Merger.

SWIMS® Transaction

In connection with the acquisition of SWIMS® in July 2016, the Company entered into certain financing arrangements with Tengram II, an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC.  See “Note 20 – Acquisition of SWIMS.” As of December 31, 2017, the amount outstanding under the convertible note payable to Tengram Partners Fund II, L.P. was $13.7 million and accrued interest of $44 thousand. On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, par value $0.10 per share, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the SWIMS Convertible Note was settled in its entirety.

16.    Supplemental Cash Flow Information

	Year ended December 31,
	2017	2016
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$4,768	$4,861
Income taxes paid	$192	$2,570

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in reverse acquisition with Robert Graham	$—	$20,000
Issuance of convertible notes	$—	$16,473
Debt discount recorded in connection with convertible notes	$—	$4,673
Contribution of Robert Graham in exchange for common shares	$—	$12,751
Reclassification of other assets to offering costs	$—	$812
Reclassification of other assets to deferred financing costs	$—	$349
Common stock issued in acquisition of SWIMS	$—	$1,750
Debt discount recorded in connection with short term convertible note	$—	$465
Warrants issued in acquisition of SWIMS	$—	$45
Unpaid purchases of property and equipment	$150	$143
Unpaid taxes in lieu of shares issued for stock-based compensation	$52	$167

17.    Employee Benefit Plans

The Hudson Clothing LLC 401(k) Plan (the “Hudson Plan”), covers employees employed by Hudson. All employees who have worked for Hudson after 30 days may participate in the Hudson Plan and may contribute up to the maximum amount allowed by law of their salary to the plan. The Company may make matching contributions on a discretionary basis.

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

Administrative expense for these plans totaled $36 thousand and $22 thousand for the years ended December 31, 2017 and 2016, respectively, included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive income (loss). Matching contributions were $238 thousand and $234 thousand for the years ended December 31, 2017 and 2016, respectively, included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive income (loss).

18.    Discontinued Operations

On February 29, 2016, the Company completed the closure of 14 of its Joe’s® brand retail stores.  In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of the former Joe’s Business are reported as discontinued operations in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016 because those operations were disposed of in 2016.  The operations and cash flows of the 14 Joe’s® brand retail stores that were part of the Joe’s Business have been recorded as discontinued operations since the Company does not have any continuing involvement in the operations of such retail stores that were closed after the disposal transaction.  There were no assets or liabilities from the discontinued operations of the Joe’s Business as of December 31, 2016 or 2017, respectively, and no further activity in 2017.

The operating results of discontinued operations for the year ended December 31, 2016, is as follows (in thousands):

Year ended
December 31, 2016
Net sales from discontinued operations	$1,208
Loss from discontinued operations before income tax	$(1,286)
Income tax provision	—
Loss from discontinued operations	$(1,286)

19.    RG Merger and Related Transactions

On January 28, 2016, the Company completed the RG Merger.  In connection with the RG Merger, the Company also completed the issuance and sale of an aggregate of fifty thousand (50,000) shares of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), for an aggregate purchase price of $50.0 million in cash, as contemplated by the stock purchase agreement, dated as of September 8, 2015 (the “RG Stock Purchase Agreement”), by and between the Company and TCP Denim, LLC. The Company used the proceeds from the RG Stock Purchase Agreement and the debt financing provided by the credit facilities under the ABL Credit and Term Credit Agreement (see “Note 8 – Debt”) to consummate the RG Merger and the transactions contemplated by the RG

Merger Agreement.

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

In addition, in connection with the consummation of the RG Merger, the Company entered into (i) the ABL Credit Agreement with Wells Fargo Bank, National Association, as lender, (ii) the Term Credit Agreement with TCW Asset Management Company, and (iii) the A&R Factoring Agreement with CIT.  See “Note 8 – Debt” for additional information about the ABL Credit Agreement and Term Credit Agreement and “Note 3 – Factored Accounts and Receivables” for additional information about the factoring agreement.

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

The stock price used to determine the purchase price allocation is based on the closing price of the common stock as of January 28, 2016, which was $5.70. The equity consideration was based upon the assumption that 3,508,747 shares of common stock were outstanding, which included 2,342,000 shares of common stock outstanding and 1,167,000 total aggregate shares of common stock issued to convertible noteholders upon conversion of the convertible notes into shares of the Company’s common stock under the Rollover Agreement. As a result of the Rollover Agreement, immediately after giving effect to the RG Merger and related Merger Transactions, the holders of the Modified Convertible Notes owned approximately 14% of the combined company on an as-converted, fully diluted basis.

Under the acquisition method of accounting, the total purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The following is the total purchase price (in thousands, except share and per share data):

Purchase
Price Allocation
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

The assets acquired consisted of tangible and intangible assets and liabilities assumed. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $0.4 million which was sold in fiscal 2016, and is included in cost of goods sold within the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016. The fair value of the Modified Convertible Notes was determined with the assistance of a third-party valuation specialist. The face value of the Modified Convertible Notes in the amount of $16.5 million was discounted by $4.7 million to arrive at the fair value of the Modified Convertible Notes. The discount was calculated based on the present values of the contractual cash flows from the Modified Convertible Notes.

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

The Company incurred $3.0 million of non-recurring acquisition-related transaction costs and $1.6 million of non-recurring restructuring expenses related to the RG Merger during the year ended December 31, 2016, which are included in selling, general and administrative expense within the accompanying consolidated statement of operations and comprehensive income (loss). No acquisition-related transaction costs or restructuring expenses were incurred for the year ended December 31, 2017 related to the RG Merger.

See “Note 20 – Acquisition of SWIMS” for a presentation of our unaudited pro forma results for the year ended December 31, 2016, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2016.  These results are not intended to reflect the actual operations had the acquisition occurred on January 1, 2016.

20.    Acquisition of SWIMS

On July 18, 2016, the Company completed the acquisition of all of the outstanding share capital of Norwegian private limited company SWIMS. SWIMS is a Scandinavian lifestyle brand known for its range of fashion-forward, water-resistant footwear and sportswear. The Company purchased SWIMS for aggregate consideration of (i) approximately $12.0 million in cash, (ii) 702,943 shares of the Company’s common stock and (iii) warrants to purchase an aggregate of 150,000 shares of common stock with an exercise price of $5.47 per share. The acquisition was completed pursuant to the Purchase Agreement, dated as of July 18, 2016 (the “SWIMS Purchase Agreement”), between the Company, its wholly-owned subsidiary DFBG Swims, the shareholders of SWIMS named therein (the “SWIMS Sellers”), Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the SWIMS Sellers, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC and TCP RG II, LLC.  Pursuant to the SWIMS Purchase Agreement, DFBG Swims deposited approximately $0.3 million of the cash consideration into an escrow account for certain indemnification obligations of the SWIMS Sellers.

To finance the acquisition, the Company issued the following to Tengram II: (i) a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (the “SWIMS Warrant”); and (ii) the SWIMS Convertible Note, with principal of $13.0 million. See “Note 8 – Debt” for a discussion of the terms of the SWIMS Convertible Note. The SWIMS Warrant has an estimated fair value of $0.5 million, which has been recorded as a debt discount against the proceeds of the SWIMS Convertible Note. Management estimated the fair value of the equity consideration issued with the assistance of a third-party appraisal firm. The estimation of fair value considered key assumptions for discount for lack of marketability and for inputs used in an option pricing model to value warrants.

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

Purchase
Price Allocation
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

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of assets acquired and liabilities assumed represent management’s estimate of fair value based on information obtained from various sources, including management’s historical experience. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $1.3 million which was sold and included in cost of goods sold within the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016.  The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method, the with versus without method,  net realizable value method and the relief from royalty method approach.

The amount of goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized by integration with the Company and expected positive cash flow and return on capital projections from the integration.  Goodwill arising from the acquisition of SWIMS was determined as the excess of the purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for income tax purposes subject to certain tax elections that are currently being considered.

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

The Company incurred $1.3 million in non-recurring acquisition-related transaction costs related to the SWIMS acquisition during the year ended December 31, 2016, which is included in selling, general, and administrative expense within the accompanying consolidated statement of operations and comprehensive income (loss). No acquisition-related transaction costs for SWIMS were incurred for year ended December 31, 2017.

Pro forma financial information

The following table presents actual results for the year ended December 31, 2017, and pro forma results for the year ended December 31, 2016, as if the RG Merger and SWIMS acquisition had occurred on January 1, 2016 (in thousands, except per share data). The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Year ended December 31,
	2017	2016
		(unaudited)
Net sales	$164,053	$159,581
Net loss	$(2,458)	$(6,000)

Weighted average common shares outstanding	13,313	12,428
Loss per common share - basic and diluted	$(0.60)	$(0.86)

The 2016 unaudited pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the RG Merger and SWIMS acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future periods.

21.    Restructuring

During the year ended December 31, 2016, the Company recorded $1.6 million of restructuring charges in connection with the RG Merger related to severance and benefit related costs, and termination of consulting arrangements. These charges are included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive income (loss). The Company made cash payments of $1.6 million during the year ended December 31, 2016, related to these restructuring expenses. There were no restructuring charges accrued as of December 31, 2016. There were no restructuring charges incurred related to the RG Merger during the year ended December 31, 2017.

22.    Subsequent Events

On January 18, 2018, the SWIMS Convertible Note originally issued on July 18, 2016 to Tengram II, as amended, with a principal amount of $13.0 million, matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, par value $0.10 per share, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the SWIMS Convertible Note was settled in its entirety. The Series A-1 Preferred Stock is currently convertible on a one-to-one basis into shares of common stock of the Company, par value $0.10 per share (the “Common Stock”).

Also on January 18, 2018, the Company filed a Certificate of Designation of 10.0% Series A-1 Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation provides for the issuance of up to 4,587,964 shares of Series A-1 Preferred Stock. In addition, the Certificate of Designation provides, among other things, that the Series A-1 Preferred Stock (a) will be convertible into Common Stock on a one-to-one basis (subject to adjustment), (b) will be entitled to dividends, when and if declared by the Board of Directors or a duly authorized committee thereof, at a rate of 10% per annum payable quarterly in arrears, (c) will be senior to the Common Stock upon a liquidation and (d) will have as-converted voting rights alongside the Common Stock.

On March 27,  2018, the Company entered into Amendment No. 3 to the Term Credit Agreement to revise certain covenants and modify the applicable base and LIBOR rates. As of December 31, 2017, the Company was in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement.

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

Additionally, as part of the RG Merger, the Company adopted RG’s fiscal year of December 31st, changing from the Company’s previous fiscal year of November 30th. Prior to the RG Merger, Citrin Cooperman & Company, LLP (“Citrin”) was RG’s independent registered public accounting firm, whereas Moss Adams was the Company’s independent registered public accounting firm. Because RG was deemed the accounting acquirer for accounting purposes, the Company’s continued use of Moss Adams as its independent registered public accounting was considered a change in accountants reportable under Item 304 of Regulation S-K. Thus, as previously reported in our Current Report on Form 8-K, on May 12, 2016, the Audit Committee: (i) formally dismissed Citrin from its role as independent registered public accounting firm, effective May 12, 2016; and (ii) formally approved the engagement of Moss Adams as the post-RG Merger Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016, effective May 12, 2016. During the fiscal years ended December 31, 2015 and 2014 and in the interim period between January 1, 2016 and May 12, 2016, (i) there were no disagreements with Citrin on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which, if not resolved to Citrin’s satisfaction, would have caused Citrin to make reference to the matter in its report, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Amendment No. 3 to Term Credit Agreement

On March 27, 2018, we amended our Term Credit Agreement, between us, our subsidiaries borrowers or guarantors thereto, the lenders party thereto and TCW Asset Management Company, as agent (“TCW”), by entering into Amendment No. 3 to the Term Credit Agreement (the “Term Credit Amendment”). Among other things, the Term Credit Amendment revises certain covenants and modifies the applicable base and LIBOR rates.

A copy of the Term Credit Amendment is attached hereto as Exhibit 10.33 and is incorporated by reference herein. The description of the Term Credit Amendment is a summary only and is qualified in its entirety by the terms of the Term Credit Amendment.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Executive Officers

For certain information relating to our executive officers and directors as of April 2, 2018, please see “Executive Officers and Directors” in Part I of this Annual Report.

Directors

The information provided below is biographical information about each of our directors as of April 2, 2018.

Name	Age	Position
William Sweedler	51	Chairman of the Board of Directors of the Company; Co‑Founder and Managing Partner, Tengram Capital Partners
Michael Buckley	54	Chief Executive Officer and Director of the Company
Matthew Eby	46	Director of the Company; Co‑Founder and Managing Partner, Tengram Capital Partners
Kelly Hoffman	59	Director of the Company; Chief Executive Officer and Director, Ring Energy, Inc.
Walter McLallen	52	Director of the Company; Managing Director, Meritage Capital Advisors
Kent Savage	56	Director of the Company; General Partner, Savage Interests LP; Chief Executive Officer, Icon.me, LLC
Andrew Tarshis	52	Director of the Company; Chief Operating Officer/Chief Compliance Officer and Partner, Tengram Capital Partners

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

Matthew Eby has served as a member of our Board of Directors since January 2016. Since January 2011, Mr. Eby has been a Co‑Founder and General Partner of Tengram Capital Partners where he is responsible for originating, underwriting and monitoring of investments and co‑manages the daily activities of the firm. Mr. Eby serves as Chairman of Earth Treks and Planet Granite and is a member of the board of directors of Algenist. Prior to founding Tengram, Mr. Eby was the founder and Chief Investment Officer of JAWS Estates Capital, the private investment office of Barry Sternlicht and the Sternlicht family. In 2009, on behalf of Starwood Capital Group, he oversaw the initial public offering of Starwood Property Trust (NYSE: STWD), a mortgage REIT focused on commercial real estate properties that raised over $930 million. Prior to founding JAWS, Mr. Eby was an associate at Morgan Stanley where he helped to found a group designed to facilitate interaction between the Investment Banking Division and the High Net Worth and Retail Divisions. Before entering the investment industry, Mr. Eby served five years as an officer in the U.S. Navy. Mr. Eby holds an M.B.A. from Harvard Business School and a B.Sc from the United States Naval Academy.

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

Walter McLallen has served as a member of our Board of Directors since January 2016. Since 2004, Mr. McLallen has served as the Managing Director of Meritage Capital Advisors, an advisory boutique focused on debt and private equity transaction origination, structuring and consulting. Mr. McLallen has extensive board and organizational experience and has served as a director, Chairman or Vice Chairman on numerous corporate and non-profit boards and committees, with a significant historical focus on consumer products related companies, including private companies, such as Timeless Wine Company, the producer of consumer luxury wine brands Silver Oak, Twomey and OVID since August 2016; Worldwise, a consumer branded pet products company since April 2016; adMarketplace, a search engine advertiser since 2012; Dutchland Plastics, a roto-molding plastics manufacturer since January 2017; and Genus Oncology, an early-stage biotechnology company since 2015. Since October 2017, Mr. McLallen is also a director of Haymaker Acquisition Corp. (NASDAQ: HYAC), a $300 million blank check company that engages in share exchange, amalgamation, acquisition, share reconstruction, asset management, and other financial services.  He is also a founder and Co-Chairman of Tomahawk Strategic Solutions, a law enforcement, military and corporate training and security company, since 2014. From 2006 to 2015, Mr. McLallen was the Executive Vice Chairman of Remington Outdoor Company, an outdoor consumer platform he co-founded with a major investment firm. Mr. McLallen was formerly with CIBC World Markets from 1995 to 2004, during which time he was a Managing Director, head of Debt Capital Markets and head of High Yield Distribution. Mr. McLallen started his career in the Mergers & Acquisitions Department of Drexel Burnham Lambert and was a founding member of The Argosy Group L.P. in 1990. He received a B.A. with a double major in Economics and Finance from the University of Illinois at Urbana-Champaign.

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

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.differentialbrandsgroup.com under our “Investor Relations” heading or you may request a free copy of our Code of Business Conduct and Ethics from our Corporate Secretary at our corporate headquarters at the following address: 1231 South Gerhart Avenue, Commerce, California 90022 or by calling (323) 890‑1800. You may also find a copy of our Code of Business Conduct and Ethics filed as Exhibit 14 to our Annual Report on Form 10‑K for the fiscal year ended November 29, 2003 filed with the SEC on February 27, 2004.

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

Procedures for Nomination of Directors by Shareholders

Since the date of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 30, 2017, no change has occurred in the procedures through which stockholders may nominate directors for election at the Company’s annual meeting of stockholders. These procedures are described under “Proposal No. 1—Corporate Governance Matters—Stockholder Nominations” in that proxy statement.

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

Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis, except each of William Sweedler and Matthew Eby filed, and Tengram Capital Partners Fund II, L.P. and Tengram Capital Associates II, LLC jointly filed, a Form 4 on January 24, 2017 reporting the issuances of the SWIMS Warrant and the SWIMS Convertible Note made on July 18, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

Overview

This Executive Compensation section focuses on the following: (1) the objectives of the executive compensation policies and practices; (2) the objectives that the executive compensation program is designed to reward; (3) each element of executive compensation; (4) the rationale for each element of executive compensation; (5) the methodologies utilized by us in determining the amounts to pay for each element; and (6) how an element of executive compensation and our rationale for each element fit together within our overall executive compensation objectives. This discussion relates to our Chief Executive Officer and certain current executive officers, or collectively, our Named Executive Officers.

For our fiscal year ended December 31, 2017, our “Named Executive Officers,” consisting of (i) our principal executive officer and (ii) our two most highly compensated executive officers other than our principal executive officer for the fiscal year ended December 31, 2017, include:

•	Michael Buckley, Chief Executive Officer
•	Peter Kim, Former Chief Executive Officer of Hudson and current Founder and Vice Chairman

•	Bob Ross, Chief Financial Officer

On January 26, 2017, Hamish Sandhu resigned as our Chief Financial Officer and the Board of Directors appointed Bob Ross as our Chief Financial Officer.  On June 16, 2017, we entered into an amendment with Peter Kim with respect to his employment agreement whereby his title and duties were modified to reflect his change from Chief Executive Officer to Founder and Vice Chairman of our Hudson subsidiary board.

“Say on Pay” Vote

At our 2017 annual meeting of stockholders held on November 30, 2017, our stockholders were asked to consider and vote on a resolution approving the compensation of our Named Executive Officers, commonly referred to as “say on pay.” A majority of our stockholders approved the compensation of our Named Executive Officers, with approximately 57 percent of the votes cast in favor of that “say on pay” resolution. We will continue to actively evaluate our executive compensation program.

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

In setting the level of cash and equity compensation, the Compensation Committee of our Board of Directors considers various factors, including our overall performance and the individual’s performance during the year, the uniqueness and relative performance of the executive’s skill set, the expected future contribution to us and competitive conditions. In addition, the Compensation Committee considered our stockholders’ affirmative “say on pay” vote at our annual meeting in May 2014 and again in November 2017 and continued to apply the same principles in determining the amounts and types of executive compensation. In addition, our Compensation Committee reviews compensation for our Chief Executive Officer, and considers the recommendation by the Chief Executive Officer for the other Named Executive Officers other than the Chief Executive Officer.

Elements of Compensation

Our compensation structure for our Named Executive Officers consists of a combination of (1) base salary, (2) long‑term incentive awards primarily through grants of restricted stock and restricted stock units pursuant to our stock incentive plans, (3) company paid benefits, including medical insurance, dental insurance, 401(k) Plan, disability insurance, life insurance and flexible spending accounts, and (4) discretionary cash bonuses for our Named Executive Officers based on our achievement of certain EBITDA targets. The Compensation Committee also takes into account certain change in control provisions available to our Named Executive Officers.

Employment Agreements

As described below in “Employment Contracts and Termination of Employment and Change in Control Arrangements,” we entered into an employment agreement with Mr. Buckley and a new employment agreement with Mr. Kim each of which became effective upon completion of the RG Merger on January 28, 2016. Mr. Kim’s employment agreement was amended in June 2017.  In addition, we entered into an employment agreement with Mr. Ross in connection with his appointment as our Chief Financial Officer effective January 30, 2017.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our Named Executive Officers for the fiscal years ended December 31, 2017 and 2016, respectively.

			Stock	All Other
Name and Principal Position	Year	Salary	Awards(2)	Compensation(3)	Total
Michael Buckley	2017	$600,000	$823,399	$26,446	$1,449,845
Chief Executive Officer	2016	600,000	825,655	13,980	1,439,635

Peter Kim	2017	$600,000	$316,378	$31,546	$947,924
Founder and Vice Chairman—Hudson Subsidiary	2016	600,000	292,975	26,500	919,475

Bob Ross (1)	2017	$347,981	$160,272	$18,806	$527,059
Chief Financial Officer	2016	—	—	—	—

(1)	Mr. Ross was appointed as our Chief Financial Officer on January 30, 2017.
(2)

The amounts reported in this column relate to (i) restricted stock units (“RSUs”) granted to Mr. Ross in 2017 with respect to 200,000 shares of our common stock, (ii) RSUs granted to Messrs. Buckley and Kim in 2016 with respect to 433,764 and 166,667 shares of our common stock, respectively, and (iii) performance share units (“PSUs”) granted to Messrs. Buckley and Kim in 2016 with respect to 347,011 and 166,667 shares of our common stock, respectively, in all cases, pursuant to the 2016 Stock Incentive Plan. All amounts reported in this column reflect the grant date fair value dollar amount of RSUs and PSUs recognized by us as stock compensation expense in our financial statements for reporting purposes in accordance with FASB Accounting Standards Codification Topic 718 (“ASC 718”). The value of the PSUs at the grant date of December 20, 2016 assuming the highest level of performance would be achieved, was $989 thousand and $475 thousand for Messrs. Buckley and Kim, respectively. For a discussion on the assumptions made regarding the valuation of the stock awards, please see “Notes to Consolidated Financial Statements—Note 10—Equity—Stock Incentive Plans.”

(3)	The following table details the components of this column:

		Benefit of
		Company Paid
		Health
Name and principal position	Year	Insurance(a)	401(k) Match	Total
Michael Buckley	2017	$23,446	$3,000	$26,446
	2016	13,104	876	13,980
Peter Kim	2017	$23,446	$8,100	$31,546
	2016	22,500	4,000	26,500
Bob Ross	2017	$18,806	$—	$18,806
	2016	—	—	—

(a)	This amount represents health premiums paid on behalf of the Named Executive Officer in excess of premiums paid for other employees.

Outstanding Equity Awards at 2017 Fiscal Year‑End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2017.

	Stock awards
				Equity incentive plan awards:		Equity incentive plan awards:
Name	Number of shares or units of stock that have or vested		Market value of shares or units of stock that have not vested (4)	Number of unearned shares, units or other rights that have not vested		Market or payout value of unearned shares, units or other rights that have not vested (7)

Michael Buckley	144,588	(1)	$137,359	347,011	(5)	$164,830
Peter Kim	111,112	(2)	$105,556	111,112	(6)	$52,778
Bob Ross	200,000	(3)	$190,000	—		$—

(1)

These RSUs vest as follows: 144,588 shares vest on December 31, 2018. This figure represents the number of unvested RSUs held by Mr. Buckley as of December 31, 2017.  For more information on the Buckley RSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Michael Buckley.”

(2)

These RSUs vest as follows: 55,556 vested on January 28, 2018 and 55,556 vest on January 28, 2019. This figure represents the remaining amount to vest as of December 31, 2017. For more information on the Kim RSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Peter Kim.”

(3)

These RSUs vest as follows: 66,666 shares vested on January 1, 2018, 66,666 shares vest on January 1, 2019, and 66,667 shares vest on January 1, 2020. This figure represents the remaining amount to vest as of December 31, 2017. For more information on the Ross RSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Bob Ross.”

(4)

Amounts reported in this column are equal to the product of (i) the closing market price of our common shares as of December 29, 2017 (the last business day of fiscal year 2017), $0.95 per share, multiplied by (ii) the total number of unvested RSUs held by each of the Named Executive Officers as of December 31, 2017.

(5)

Represents the remaining amount of shares to vest under the Buckley PSU Award (as defined below) as of December 31, 2017.  For more information on the Buckley PSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Michael Buckley.”

(6)

Represents the remaining amount of shares to vest under the Kim PSU Award (as defined below) as of December 31, 2017.  For more information on the Kim PSU Award (as defined below), see “Employment Contracts and Termination of Employment and Change in Control Arrangements—Peter Kim.”

(7)

Amounts reported in this column are equal to the product of (i) the closing market price of our common shares as of December 29, 2017 (the last business day of fiscal year 2017), $0.95 per share, multiplied by (ii) 50% of the total number of unvested PSUs held by each of the Named Executive Officers as of December 31, 2017 (based on achieving threshold performance goals, i.e., 80% of target EBITDA, with respect to each vesting period (including any vesting period preceding December 31, 2017)).

Employment Contracts and Termination of Employment and Change in Control Arrangements

Change in Control Provisions

Each of Mr. Buckley’s and Mr. Kim’s employment agreements contain certain change in control provisions. These provisions provided each person with certain compensation arrangements in the event that a change in control occurs prior to its termination. Mr. Ross’s employment agreement contains certain change in control provisions that provide him with accelerated vesting in the event that a change in control occurs prior to full vesting of his RSU award.  For more information, see “—Peter Kim” and “—Michael Buckley” “—Bob Ross” below. In the event of a change in control under our Differential Brands Group Inc. 2016 Stock Incentive Plan, the Board of Directors or the Compensation Committee has the discretion to accelerate vesting on all or any portion of a particular outstanding award. For more information on our equity incentive plans, including their change in control provisions, see “Item 12—Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Michael Buckley

On January 28, 2016, in connection with the transactions contemplated by the RG Merger Agreement, we entered into an employment agreement with Mr. Buckley. Pursuant to the terms of the employment agreement, Mr. Buckley serves as Chief Executive Officer, reporting to our Board of Directors, for an initial three‑year term with automatic, one‑year renewal terms, unless we or Mr. Buckley gives notice of non-renewal 180 days prior to the end of the then‑current term.

The employment agreement provides that we will pay Mr. Buckley an annual base salary of $600 thousand and that Mr. Buckley will be eligible to receive an annual bonus of up to 150% of his base salary, based on our achievement of annual EBITDA targets set by the Compensation Committee of the Board of Directors after consultation with Mr. Buckley.

Pursuant to his employment agreement, on January 28, 2016, we granted Mr. Buckley (i) RSUs in respect of 433,764 shares of common stock (the “Buckley RSU Award”) and (ii) PSUs in respect of 347,011 shares of common stock that are to be earned over three one-year performance periods subject to Mr. Buckley’s continuous employment (unless Mr. Buckley is terminated without “cause” or for “good reason,” as provided below) (the “Buckley PSU Award”). The Buckley RSU Award vests in annual installments over a three year period with the first installment vesting on December 31, 2016, subject to Mr. Buckley’s continued employment through the applicable vesting dates. The three one-year performance periods for the Buckley PSU Award began on January 28, 2016 and end on December 31, 2018, and one third of the Buckley PSU Award is eligible to vest each year starting on December 31, 2016 and ending on December 31, 2018, based on the achievement of EBITDA targets set by the Compensation Committee at the beginning of the applicable year. Both the Buckley RSU Award and the Buckley PSU Award vest under and are governed by the terms of the 2016 Stock Incentive Plan. The performance criteria applicable to the Buckley PSU Award are as follows: if the percentage ratio of actual EBITDA achieved in relation to target EBITDA is (1) less than 80%, 0% of the shares will vest, (2) 80%, 50% of the shares will vest, (3) 90%, 75% of the shares will vest and (4) 100%, 100% of the shares will vest. To the extent that the subsequent year EBITDA target is exceeded and the excess is sufficient to make up for a prior year shortfall, unvested portions of the Buckley PSU Award in any completed year will be eligible for vesting in subsequent years. Upon a “change in control” (as defined in the employment agreement), any unvested portions of the Buckley RSU Award and the Buckley PSU Award will immediately vest.

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

The employment agreement also contains customary provisions relating to non‑disclosure and non‑disparagement. In addition, the employment agreement includes 12‑month, post‑termination non‑competition and non‑solicitation provisions.

Peter Kim

On September 8, 2015, we entered into a three‑year employment agreement with Mr. Kim to serve as the Chief Executive Officer of Hudson that replaced his previous employment agreement, effective as of January 28, 2016. This employment agreement was amended on June 16, 2017 to change Mr. Kim’s title to Founder and Vice Chairman, provide for a three-year term of employment and change certain language in his employment agreement to reflect his change in title. Mr. Kim’s annual base salary is $600,000 and Mr. Kim is eligible to receive an annual discretionary bonus targeted at 50% of his base salary, based on the satisfaction of criteria and performance standards as established in advance by the Compensation Committee after consulting with Mr. Kim. The employment agreement also provides Mr. Kim with certain other benefits and the reimbursement of certain expenses.

Pursuant to his employment agreement on January 28, 2016, we granted Mr. Kim (i) RSUs in respect of 166,667 shares of common stock that vest and become transferable in three equal, annual installments beginning on January 28, 2017, subject to Mr. Kim’s continuous employment (the “Kim RSU Award”) and (ii) PSUs in respect of 166,667 shares of common stock that are to be earned over three one‑year performance periods subject to Mr. Kim’s continuous employment (unless Mr. Kim is terminated without “cause” or for “good reason,” as provided below) (the “Kim PSU Award”). The three one-year performance periods for the Kim PSU Award began on January 28, 2016 and end on January 28, 2019, and one‑third of the Kim PSU Award is eligible to vest each year starting on January 28, 2017 and ending on January 28, 2019 based on the attainment of annual performance metrics established by the Compensation Committee at the beginning of the applicable year. The performance criteria applicable to the Kim PSU Award are as follows: if the percentage ratio of the actual EBITDA achieved in relation to the target EBITDA is (1) less than 80%, 0% of the shares will vest, (2) 80%, 50% of the shares will vest, (3) 90%, 75% of the shares will vest and (4) 100%, 100% of the shares will vest. To the extent that the subsequent year EBITDA target is exceeded and the excess is sufficient to make up for a prior year shortfall, unvested portions of the Kim PSU Award in any completed year will be eligible for vesting in subsequent years. Both the Kim RSU Award and the Kim PSU Award vest under and are governed by the terms of the 2016 Stock Incentive Plan. Mr. Kim will also be entitled to participate in all regular long‑term incentive programs maintained by us or Hudson on the same basis as similarly‑situated employees.

In the event of a termination of Mr. Kim’s employment for any reason or no reason, we have agreed to pay Mr. Kim for (i) his accrued but unpaid base salary through the date of termination, (ii) any accrued but unused vacation time, (iii) any unreimbursed expenses, (iv) if not previously paid to Mr. Kim: any bonus amounts that have been earned but have not been paid, (v) any bonus for the period in which termination occurred, prorated for the partial period, with the amount, if any, based on actual performance and paid when bonuses for the applicable period are paid to other senior executives, (vi) any rights under any benefit or equity or long‑term incentive plan, program or practice, and (vii) his rights to indemnification and directors and officers liability insurance.

In addition, in the event of a termination of Mr. Kim’s employment by us without “cause” or in the event that Mr. Kim voluntarily terminates his employment for “good reason” (each as defined in the employment agreement), we are also required to make a severance payment to Mr. Kim equal to the lesser of (i) 24 months of his base salary in effect at the time of termination, payable in 24 monthly, equal installments, and (ii) the greater of (A) 12 months of his base salary and (B) the number of months of his base salary remaining on his term of employment. Additionally, any unvested portion of the Kim RSU Award will immediately vest and become transferable upon such termination and any unvested portion of the Kim PSU Award will continue to be eligible to vest without regard to Mr. Kim’s continued employment. We have agreed to also pay for the COBRA premiums (to the extent they exceed applicable active employee rates and subject to Mr. Kim timely electing continuation coverage under COBRA) on our group medical plan for Mr. Kim and his spouse and dependents for the shorter of the first 12 months of such coverage or his period of COBRA eligibility. Our obligation to provide the foregoing severance benefits is subject to Mr. Kim’s execution of a settlement agreement and release of claims.

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

Non-Competition Agreement

Mr. Kim has also entered into a non‑competition agreement, which became effective as of January 28, 2016, pursuant to which Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson, that is competitive with us or our subsidiaries for a period of up to three years from January 28, 2016.

Bob Ross

On January 30, 2017, we entered into an employment agreement with Mr. Ross. Pursuant to the terms of the employment agreement, Mr. Ross serves as Chief Financial Officer, reporting to Mr. Buckley, our Chief Executive Officer, for an initial three‑year term with automatic, one‑year renewal terms, unless we or Mr. Ross gives notice of non-renewal 90 days prior to the end of the then‑current term.

The employment agreement provides that we will pay Mr. Ross an annual base salary of $385 thousand, which was automatically increased to $400 thousand for 2018, and that Mr. Ross will be eligible to receive an annual bonus of up to 50% of his base salary for 2017 and 75% of his base salary for 2018, based on our achievement of annual EBITDA targets set by the Compensation Committee of the Board of Directors after consultation with Mr. Ross.

Pursuant to his employment agreement, on January 30, 2017, we granted Mr. Ross RSUs in respect of 200,000 shares of common stock (the “Ross RSU Award”) that are to be earned over a three-year performance period subject to Mr. Ross’s continuous employment~~.~~  The Ross RSU Award vests in annual installments over a three‑year period with the first installment vesting on January 1, 2018, subject to Mr. Ross’s continued employment through the applicable vesting dates. The Ross RSU Award vests under and is governed by the terms of the 2016 Stock Incentive Plan. Upon a “change in control” (as defined in the employment agreement), any unvested portions of the Ross RSU Award will immediately vest.

In the event of a termination of Mr. Ross’s employment by us without “cause” or in the event that Mr. Ross resigns for “good reason” (each, as defined in the employment agreement), in either case, prior to the expiration of the agreement’s then‑current term, we are required to pay Mr. Ross severance equal to his base salary for the balance of the term or a minimum of 12 months following the date of termination, whichever is longer. In the event that Mr. Ross’ employment agreement is not renewed beyond the initial term, we are required to pay Mr. Ross severance equal to six months of his base salary plus any prior year bonus earned but unpaid.  Upon such termination without cause or resignation for good reason, Mr. Ross and his dependents will receive continued coverage under our group health insurance plans for a period of up to 18 months, any unvested portion of the Ross RSU Award will immediately vest. In the event such resignation or termination occurs following our first fiscal quarter of any year, the employment agreement provides that Mr. Ross will also be entitled to a prorated annual bonus for the year in which his employment terminates. Our obligation to provide the foregoing severance benefits is subject to Mr. Ross’s execution and non‑revocation of a release of claims against us and our affiliates.

The employment agreement also contains customary provisions relating to non‑disclosure and non‑disparagement. In addition, the employment agreement includes 12‑month, post‑termination non‑competition and non‑solicitation provisions.

Director Compensation

Historically, our non‑employee directors have been compensated for service through an equity grant and/or on a cash basis. Our non‑employee directors are not compensated in any other manner; however, they are reimbursed for travel and business expenses associated with attending our annual meeting if the director’s schedule permits such attendance or other in-person meetings. Members of our Board of Directors who are employees or directors designated by the Series A Purchaser, even if they are non-employee directors (the “Series A Designated Directors”), receive no additional compensation for service as a member of our Board of Directors.

On January 13, 2017, the Compensation Committee of the Board of Directors approved a cash payment of $50 thousand and a stock award with a fair market value of $50 thousand to each of the non-employee independent directors, excluding Series A Designated Directors William Sweedler, Matthew Eby and Andrew Tarshis, for their service in 2017.

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board of Directors during fiscal 2017.

	Fees earned
	or paid	Stock
Name	in cash	Awards (1)	Total
Kent Savage	$65,000	$50,000	$115,000
Kelly Hoffman	50,000	50,000	100,000
Walter McLallen	50,000	50,000	100,000
William Sweedler	—	—	—
Matthew Eby	—	—	—
Andrew Tarshis	—	—	—

(1)

Represents the aggregate grant date fair value of such awards computed in accordance with ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards, please see “Notes to Consolidated Financial Statements—Note 10—Equity—Stock Incentive Plans.” The awards include 20,000 shares of restricted common stock granted to each of Kent Savage, Kelly Hoffman and Walter McLallen. These awards vested on December 31, 2017.

Members of our Board of Directors who also serve on one or more committees of our Board of Directors do not receive any additional compensation for such service, except the Chairman of the Audit Committee receives an additional cash payment of $15 thousand for his service. All directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws, as well as the protection provided by director and officer liability insurance provided by us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of April 2, 2018 concerning beneficial ownership, as that term is defined in Rule 13d‑3 of the Exchange Act, of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, to our knowledge, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 13,599,284 shares outstanding as of  April 2, 2018. The address for the officers and directors is our corporate office located at 1231 South Gerhart Avenue, Commerce, California, 90022.

	Number of Shares		Percentage of
	Beneficially		Common
Beneficial Owner	Owned		Stock
5% Stockholders (Excluding Directors and Officers)
Entities affiliated with Tengram Capital Partners, L.P.	11,994,020	(1)	49.8%
Barry Sternlicht	877,103	(2)	6.4%
Fireman Capital CPF Hudson Co-Invest LP	720,976	(3)	5.2%
Directors and Officers (including all Named Executive Officers)
Michael Buckley	681,782	(4)	5.0%
Chief Executive Officer and Director
Samuel J. (Sam) Furrow	—	(5)	*
Former Chairman of Board of Directors and Interim Chief Executive Officer
Bob Ross	49,413	(6)	* %
Chief Financial Officer
Hamish Sandhu	5,494	(7)	*
Former Chief Financial Officer
Peter Kim	1,131,871	(8)	7.9%
Chief Executive Officer of Hudson
William Sweedler	12,003,079	(9)	49.9%
Director, Chairman of the Board
Matthew Eby	12,003,078	(10)	49.9%
Director
Kelly Hoffman	50,431	(11)	*
Director
Walter McLallen	50,431	(12)	*
Director
Kent Savage	58,416	(13)	*
Director
Andrew Tarshis	—		—%
Director
All directors and executive officers, as a group (9 persons) (14)	14,025,423		64.6%

* Represents beneficial ownership of less than 1%.

(1)

This information as to beneficial ownership is based on a Schedule 13D filed on February 8, 2016, as amended on May 10, 2017, July 21, 2017 and February 2, 2018, Form 4s filed on January 19, 2018 and other information provided to the Company, in each case, by and on behalf of TCP RG, LLC, TCP Denim, LLC, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram I”), Tengram Capital Partners Fund II, L.P. (referred to elsewhere as “Tengram II”), Tengram

Capital Associates, LLC (“TCA”), Tengram Capital Associates II, LLC (“TCA II”), Matthew Eby and William Sweedler. These shares consist of: (i) 5,388,282 shares of common stock, assuming a conversion price of $11.16 per share, issuable upon conversion of 50,000 shares of the Series A Convertible Preferred Stock purchased by TCP Denim, LLC pursuant to the RG Stock Purchase Agreement; (ii) a warrant owned by Tengram II for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (subject to adjustment); (iii)  4,587,964 shares of common stock issuable upon conversion of 4,587,964 shares of 10.0% Series A-1 Convertible Preferred Stock assuming a one-to-one conversion (subject to adjustment); (iv) 1,363,306 shares of common stock held directly by Tengram I; (v) 112,559 shares of common stock held directly by TCA; (vi) 41,909 shares of common stock held directly by RG II Blocker, LLC. TCP Denim, LLC is managed by its sole member, Tengram II. TCA is the general partner of Tengram I, the manager of RG II Blocker, LLC, and TCA II is the general partner of Tengram II. Matthew Eby and William Sweedler, as the co-managing members of TCA and TCA II, may be deemed to share the voting and dispositive power of the above 11,994,020 shares of Common Stock. The address of each of the entities mentioned in this footnote is c/o Tengram Capital Partners, 15 Riverside Avenue, First Floor, Westport, CT 06880.

(2)

This information as to beneficial ownership is based on a Schedule 13G filed on February 8, 2016 by and on behalf of Barry Sternlicht and other information provided to the Company. The address of Mr. Sternlicht is 591 West Putnam Ave., Greenwich, CT 06830.

(3)

This information as to beneficial ownership is based on a Schedule 13D/A filed on February 4, 2016 by and on behalf of Fireman Capital CPF Hudson Co-Invest LP (“Fireman”) and Daniel Fireman and other information provided to the Company. These shares, which are beneficially owned by Fireman and its managing partner, Daniel Fireman, consist of (i) 494,807 shares of common stock; plus (ii) 226,169 shares of common stock issuable upon conversion of the Modified Convertible Note held by Fireman, which, because it is convertible at any time, is deemed to be outstanding pursuant to Rule 13d-3(1) under the Exchange Act. Each of Fireman and Daniel Fireman has shared voting and dispositive power with respect to the shares. The address of each of Fireman and Daniel Fireman is c/o Fireman Capital Partners, LLC, Watermill Center, 800 South Street, Suite 600, Waltham, MA 02453.

(4)

Excludes 144,588 RSUs, which will vest on December 31, 2018, subject to Mr. Buckley’s continued employment through the applicable vesting dates. Each RSU represents a contingent right to receive one share of our common stock.

(5)	Mr. Furrow is no longer subject to any reporting requirements related to the Company. This information is based upon other information provided to the Company.
(6)

Excludes 133,334 RSUs, which will vest in two annual installments on January 1, 2019 and January 1, 2020, subject to Mr. Ross’ continued employment through the applicable vesting dates. Each RSU represents a contingent right to receive one share of our common stock.

(7)	Mr. Sandhu is no longer subject to any reporting requirements related to the Company. This information is based upon a Form 4 filed on September 30, 2016.
(8)

This information is based on a Schedule 13D/A filed on February 2, 2016 by and on behalf of Mr. Kim and subsequent filings on Form 4 and other information provided to the Company. The above shares include (i) 484,432 shares of common stock, and (ii) 647,439 shares of common stock issuable upon conversion of the Modified Convertible Note, which, because it is convertible at any time, is deemed to be outstanding pursuant to Rule 13d‑3 of the Exchange Act. The above shares excludes 55,556 RSUs, which vest on January 28, 2019, subject to Mr. Kim’s continued employment.

(9)

This information as to beneficial ownership is based on a Schedule 13D filed on February 8, 2016, as amended on May 10, 2017, July 21, 2017 and February 2, 2018, filings on Form 4 and other information provided to the Company. These shares include (i) 11,994,020 shares of Common Stock over which Mr. Sweedler may be deemed to share voting and dispositive power as the co-managing member of TCA and TCA II, as further described in Note 1, and (ii) 9,059 shares of Common Stock directly held by Mr. Sweedler over which he has sole voting and dispositive power.

(10)

This information as to beneficial ownership is based on a Schedule 13D filed on February 8, 2016, as amended on May 10, 2017, July 21, 2017 and February 2, 2018, filings on Form 4 and other information provided to the Company. These shares include (i) 11,994,020 shares of Common Stock over which Mr. Eby may be deemed to share voting and dispositive power as the co-managing member of TCA and TCA II, as further described in Note 1, and (ii) 9,058 shares of Common Stock directly held by Mr. Eby over which he has sole voting and dispositive power.

(11)

This information is based upon Form 4s filed by Mr. Hoffman with the SEC. This amount includes 12,887 shares of common stock deemed to be beneficially owned pursuant to RSUs which vested on March 31, 2018 (within 60 days of the date of this filing) and excludes 38,660 shares of common stock pursuant to RSUs which vest on June 30, 2018, September 30, 2018 and December 31, 2018.

(12)

This information is based upon Form 4s filed by Mr. McLallen with the SEC. This amount includes 12,887 shares of common stock deemed to be beneficially owned pursuant to RSUs which vested on March 31, 2018 (within 60 days of the date of this filing) and excludes 38,660 shares of common stock pursuant to RSUs which vest on June 30, 2018, September 30, 2018 and December 31, 2018.

(13)

Includes (i) 45,188 shares held for the personal account of Mr. Savage; and (ii) 341 shares held for the account of Savage Interests LP. Mr. Savage is the managing member of KAS Interests GP LLC and CKS Interests GP, LLC, the two general partners with voting and investment control over the shares held by Savage Interests LP. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest therein. This amount includes 12,887 shares of common stock deemed to be beneficially owned pursuant to RSUs which vested on March 31, 2018 (within 60 days of the date of this filing) and excludes 38,660 shares of common stock pursuant to RSUs which vest on June 30, 2018, September 30, 2018 and December 31, 2018.

(14)

Excludes shares of our common stock beneficially owned by Mr. Furrow and Mr. Sandhu, our “named executive officers” (as defined in Item 402 of Regulation S-K) solely for SEC disclosure purposes, who are not executive officers as of April 2, 2018, and includes shares of our common stock beneficially owned by all of our executive officers as of such date, namely, Mr. Buckley, Mr. Kim and our Chief Financial Officer, Mr. Ross. Any shares of our common stock that any director or executive officer has a right to acquire within 60 days of the date hereof are deemed to be outstanding for the purpose of computing the percentage ownership of all directors and executive officers as a group.

Equity Compensation Plan Information

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2017, which includes the 2016 Stock Incentive Plan and the Amended and Restated Plan. We stopped granting awards under the Amended and Restated Plan in 2016 after the adoption of the 2016 Stock Incentive Plan.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted‑average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):
2016 Stock Incentive Plan	1,274,102	$4.02	1,850,398
Amended and Restated Plan	444	$11.40	N/A	(2)
	1,274,546	$4.02	1,850,398

(1)

See “2016 Stock Incentive Plan” and “Amended and Restated 2004 Stock Incentive Plan” described in “Notes to Consolidated Financial Statements—Note 10—Equity—Stock Incentive Plans” for a further description of our equity compensation plans.

(2)	While there are shares available, we no longer grant awards under these plans as discussed above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Our Audit Committee charter provides that our Audit Committee must review and approve all transactions to which the Company is a participant and in which our executive officers, directors, director nominees or principal stockholders or other related persons have a material interest, to the extent that disclosure would be required under Item 404 of Regulation S-K. We believe that this policy requiring that any material transaction between us and such related parties be approved by our Audit Committee ensures that such transactions are on terms no less favorable to us than reasonably could have been obtained in arm’s-length transactions with independent third parties. Our related party transactions entered into between January 1, 2016 and April 2, 2018, all of which were previously approved by our Audit Committee, are described below.

Reportable Related Party Transactions

Agreements with Former Officers, Directors and Their Family

Joseph Dahan

Following the acquisition of our Joe’s Business in 2007, Mr. Joseph Dahan, our Creative Director and a member of our Board of Directors, was entitled by contract to a certain percentage of our gross profit in any applicable fiscal year until October 2017. On February 18, 2013, we entered into a new agreement with Mr. Joseph Dahan, which fixed the remaining amount of gross profit payable to him at $9.2 million, to be paid in weekly installment payments until November 27, 2015. In the first quarter of fiscal 2013, we expensed a charge of $8.7 million as contingent consideration buy-out expense in connection with this agreement. However, due to certain defaults under a previously existing term loan facility, we were prohibited from making any buy-out payments to Mr. Dahan. One-half of the amount remaining to Mr. Dahan was paid at the close of the Joe’s Asset Sale and the remainder was paid at the close of the RG Merger in January 2016.

Agreements Related to the Hudson Acquisition

In connection with the acquisition of Hudson in 2013, we issued convertible notes (the “Old Convertible Notes”) to and entered into a registration rights agreement with our major stockholder Fireman, Peter Kim, now the Founder and Vice Chairman of Hudson, and others (the “Old Registration Rights Agreement”). We also entered into an employment agreement and a non‑competition agreement with Mr. Kim. See “Notes to Consolidated Financial Statements—Note 8—Debt—Modified Convertible Notes” for further discussion of the Old Convertible Notes and “Notes to Consolidated Financial Statements—Note 15—Related Party Transactions—Registration Rights Agreement” for further discussion of the Old Registration Rights Agreement.

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

See “Notes to Consolidated Financial Statement—Note 8—Debt—Modified Convertible Notes” and “Notes to Consolidated Financial Statement—Note 19—RG Merger and Related Transactions” for a further discussion of the Rollover Agreement, the Modified Convertible Notes and the RG Stock Purchase Agreement. See “Notes to Consolidated Financial Statements—Note 15—Related Party Transactions—Registration Rights Agreement” for further discussion of the New Registration Rights Agreement.

Tengram Capital Partners, LP

From time to time, we reimburse Tengram Capital Partners, LP, which is affiliated with our major stockholders TCP Denim LLC and certain other Tengram entities, for certain travel and other related expenses of its employees related to services performed on our behalf and at our request.  See “Notes to Consolidated Financial Statements—Note 15—Related Party Transactions—Payments to Tengram Capital Partners, LP” for further discussion.

Agreements Related to the SWIMS® Transaction

In connection with the acquisition of SWIMS® in July 2016, we issued the SWIMS Warrants and SWIMS Convertible Note to Tengram Partners Fund II, L.P., an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC.  See “Part I, Item 1. Business—Overview—SWIMS Acquisition” for further discussion.

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

The table below shows the aggregate fees billed by CohnReznick for professional services rendered in fiscal 2017 and 2016.

	Year ended December 31,
	2017	2016
Audit Fees (1)	$390,000	$275,000
Audit-Related Fees (2)	—	70,000
Tax Fees	124,000	—
All Other Fees	—	—
Total	$514,000	$345,000

(1)

Audit fees consist of professional services rendered in connection with the audits of our annual financial statements set forth in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2017 and 2016, respectively, and the review of our unaudited quarterly financial statements in (i) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017 (ii) our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016 and September 30, 2016 and (iii) our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2016, filed with the SEC on August 16, 2016, which contained restated financial statements for that quarter.

(2)	Audit-related fees consist of fees for services performed in connection with the Company’s acquisitions.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning.

The table below shows the aggregate fees billed by Moss Adams for professional services rendered in fiscal 2017 and 2016.

	Year ended December 31,
	2017	2016
Audit Fees (1)	$—	$110,000
Audit-Related Fees (2)	—	65,000
Tax Fees (3)	—	117,000
All Other Fees	—	—
Total	$—	$292,000

(1)

Audit fees consist of professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 and the review of our unaudited quarterly financial statements in our Quarterly Report on Form 10-Q for the first quarter of 2016.

(2)

Audit-related fees consist of fees for services performed in connection with the Company’s acquisitions and dispositions, and services performed in connection with our S-8 registration statement filed in 2016.

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

Exhibit 2.1 to Current Report on Form 8-K filed on July 19, 2016
3.1	Eighth Amended and Restated Certificate of Incorporation of Differential Brands Group Inc.	Exhibit 3.1 to Current Report on Form 8‑K filed on January 29, 2016
3.2	Amended and Restated Bylaws of Differential Brands Group Inc., adopted as of July 6, 2015, as amended through November 7, 2016	Exhibit 3.1 to Current Report on Form 8‑K filed on November 10, 2016
3.3	Certificate of Designation of Preferred Stock of Differential Brands Group Inc.	Exhibit 4,2 to Current Report on Form 8-K filed on January 29, 2016
3.4	Certificate of Designation of 10.0% Series A-1 Convertible Preferred Stock of Differential Brands Group Inc.	Exhibit 3.1 to Current Report on Form 8‑K filed on January 19, 2017
4.1	Specimen Common Stock Certificate of Differential Brands Group Inc.	Exhibit 4.1 to Current Report on Form 8‑K filed on January 29, 2016
4.2	Form of Subordinated Convertible Note of Differential Brands Group Inc. Issued In Connection with the Rollover Agreement	Exhibit 4.3 to Current Report on Form 8‑K filed on January 29, 2016
4.3	Form of Common Stock Purchase Warrant Issued in Connection with Purchase Agreement, dated July 18, 2016	Exhibit 4.1 to Current Report on Form 8-K filed on July 19, 2016
4.4	Form of Common Stock Purchase Warrant Issued to Tengram Capital Partners Fund II, L.P. on July 18, 2016	Exhibit 4.2 to Current Report on Form 8-K filed on July 19, 2016
4.5	Form of Convertible Promissory Note Issued to Tengram Capital Fund II, L.P., dated July 18, 2016	Exhibit 4.3 to Current Report on Form 8-K filed on July 19, 2016

Exhibit Number	Description	Document if Incorporated by Reference
4.6	Amendment No. 1 to Convertible Promissory Note Issued to Tengram Capital Fund II, L.P, dated January 18, 2017	Exhibit 4.1 to Current Report on Form 8-K filed on January 24, 2017
4.7	Amendment No. 2 to Convertible Promissory Note Issued to Tengram Capital Fund II, L.P, dated July 18, 2017	Exhibit 4.1 to Current Report on Form 8-K filed on July 20, 2017
10.1	Investor Rights Agreement by and between Joe’s Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8‑K filed on October 31, 2007
10.2**	Amended and Restated 2004 Stock Incentive Plan	Exhibit A to Definitive Proxy Statement on Schedule 14A filed on September 19, 2011
10.3**	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8‑K filed on February 17, 2012
10.4**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.30 to the Annual Report on Form 10‑K for the year ended November 30, 2011 filed on February 28, 2012
10.5**	Employment Agreement by and between Joe’s Jeans Inc. and Hamish Sandhu dated July 2, 2015	Exhibit 10.1 to the Current Report on Form 8‑K filed on July 8, 2015
10.6	Stock Purchase Agreement, dated as of September 8, 2015, by and between TCP Denim, LLC and Joe’s Jeans Inc.	Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S‑4/A filed on December 7, 2015 (Registration No. 333‑207777)
10.7	Rollover Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc. and the noteholders party thereto.	Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S‑4/A filed on December 7, 2015 (Registration No. 333‑207777)
10.8	Registration Rights Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and the investors named therein..	Exhibit 10.1 to the Current Report on Form 8‑K filed on January 29, 2016
10.9**	Employment Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim.	Exhibit 10.4 to the Current Report on Form 8‑K filed on September 9, 2015
10.10**	Non‑Competition Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.5 to the Current Report on Form 8‑K filed on September 9, 2015
10.11	Voting Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., RG Parent, LLC and Joseph M. Dahan	Exhibit 10.6 to the Current Report on Form 8‑K filed on September 9, 2015
10.12	Reassignment and Termination Agreement, dated as of September 11, 2015, by and among The CIT Group/Commercial Services, Inc., Joe’s Jeans Subsidiary Inc., Hudson Clothing, LLC and GBG USA Inc.	Exhibit 10.2 to the Current Report on Form 8‑K filed on September 17, 2015
10.13**	Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016
10.14**	Form of Restricted Stock Unit Award for Employees and Consultants under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10‑K for the year ended December 31, 2016 filed on March 30, 2017
10.15**	Form of Performance Stock Unit Award under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.15 to the Annual Report on Form 10‑K for the year ended December 31, 2016 filed on March 30, 2017
10.16**	Form of Restricted Stock Unit Award for Non-Employee Directors under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.16 to the Annual Report on Form 10‑K for the year ended December 31, 2016 filed on March 30, 2017

Exhibit Number	Description	Document if Incorporated by Reference
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

Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2016
10.26

Joinder Agreement to the Credit and Security Agreement, entered into on November 28, 2016 between DFBG Swims, LLC, Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, and Wells Fargo Bank, National Association, as lender.

Exhibit 10.2 to the Current Report on Form 8-K filed on December 1, 2016
10.27

Joinder Agreement to the Credit and Security Agreement, entered into on November 28, 2016, between DFBG Swims, LLC, Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as a Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Exhibit 10.3 to the Current Report on Form 8-K filed on December 1, 2016

Exhibit Number	Description	Document if Incorporated by Reference
10.28

Amendment No. 2, dated as of March 27, 2017, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, and Wells Fargo Bank National Association, as lender

Exhibit 10.28 to the Annual Report on Form 10‑K for the year ended December 31, 2016 filed on March 30, 2017
10.29

Amendment No. 2, dated as of March 27, 2017, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Exhibit 10.29 to the Annual Report on Form 10‑K for the year ended December 31, 2016 filed on March 30, 2017
10.30**	General Release Agreement, dated as of February 28, 2017, by and between Differential Brands Group Inc. and Hamish Sandhu	Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2017
10.31**	First Amendment, dated as of June 16, 2017, by and among Differential Brands Group Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings Inc., Hudson Clothing, LLC and Peter Kim	Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2017
10.32	Third Amendment to Lease Agreement, dated as of April 28, 2017, by and between The East Los Angeles Community Union and Hudson Clothing LLC	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 14, 2017
10.33

Amendment No. 3, dated as of March 27, 2018, to Credit and Security Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and certain of its subsidiaries party thereto, each as Borrower or Guarantor, each of the lenders party thereto, and TCW Asset Management Company, as agent

Filed herewith
14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10‑K for the year ended November 29, 2003 filed on February 27, 2004
16.2	Letter from Moss Adams LLP to the Securities and Exchange Commission, dated July 8, 2016.	Exhibit 16.1 to the Current Report on Form 8-K filed on July 8, 2016
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP	Filed herewith
24.1	Power of Attorney	Included on signature page hereto
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002***	Furnished herewith

Exhibit Number	Description	Document if Incorporated by Reference
101.1

The following materials from Differential Brands Group Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016, (iii) Consolidated Statements of Equity for the years ended December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements

Filed herewith

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

April 2, 2018	DIFFERENTIAL BRANDS GROUP INC.

	By:	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer and Director (Principal
Executive Officer)

	By:	/s/ Bob Ross
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

Signature	Capacity	Date

/s/ Michael Buckley Michael Buckley	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2018

/s/ Bob Ross Bob Ross	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2018

/s/ William Sweedler William Sweedler	Chairman of the Board of Directors	April 2, 2018

/s/ Matthew Eby Matthew Eby	Director	April 2, 2018

/s/ Kelly Hoffman Kelly Hoffman	Director	April 2, 2018

/s/ Walter McLallen Walter McLallen	Director	April 2, 2018

/s/ Kent Savage Kent Savage	Director	April 2, 2018

/s/ Andrew Tarshis Andrew Tarshis	Director	April 2, 2018