Form 10-Q
period 2018-03-31
Differential Brands Group Inc.
filed 2018-05-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of May 15, 2018 was 13,974,535.

DIFFERENTIAL BRANDS GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,	March 31,
	2018	2017	2017
	(unaudited)	(Note 1)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,331	$8,250	$4,038
Accounts receivable, net	24,513	22,246	22,723
Inventories	33,921	31,733	28,490
Prepaid expenses and other current assets	6,170	4,832	3,708
Total current assets	68,935	67,061	58,959
Property and equipment, net	8,120	8,417	10,170
Goodwill	8,536	8,380	8,284
Intangible assets, net	89,162	89,332	91,199
Other assets	1,914	484	467
Total assets	$176,667	$173,674	$169,079

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,939	$22,204	$20,810
Short-term convertible note	—	13,694	13,308
Current portion of long-term debt	2,813	2,813	1,875
Total current liabilities	27,752	38,711	35,993
Line of credit	22,915	21,254	16,287
Convertible notes	14,189	13,866	12,947
Long-term debt, net of current portion	44,035	44,896	46,538
Deferred income taxes, net	7,308	6,650	11,054
Other liabilities	3,924	3,554	3,619
Total liabilities	120,123	128,931	126,438

Commitments and contingencies (Note 14)

Equity
Series A convertible preferred stock, $0.10 par value: 50,000 shares authorized, issued and outstanding at March 31, 2018, December 31, 2017 and March 31, 2017	5	5	5
Series A-1 convertible preferred stock, $0.10 par value: 4,587,964, 0 and 0 shares authorized, issued and outstanding at March 31, 2018, December 31, 2017 and March 31, 2017, respectively	459	—	—
Common stock, $0.10 par value: 100,000,000 shares authorized, 13,599,285, 13,488,366 and 13,297,688 shares issued and outstanding at March 31, 2018, December 31, 2017 and March 31, 2017, respectively	1,360	1,349	1,330
Additional paid-in capital	75,192	61,314	59,531
Accumulated other comprehensive income (loss)	1,034	271	(137)
Accumulated deficit	(21,506)	(18,196)	(18,088)
Total equity	56,544	44,743	42,641
Total liabilities and equity	$176,667	$173,674	$169,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2018	2017

Net sales	$38,818	$40,103
Cost of goods sold	22,563	21,499
Gross profit	16,255	18,604
Operating expenses
Selling, general and administrative	15,348	17,411
Depreciation and amortization	1,463	1,498
Total operating expenses	16,811	18,909
Operating loss	(556)	(305)
Interest expense	2,215	2,047
Other (income) expense, net	(1)	24
Loss before income taxes	(2,770)	(2,376)
Income tax provision (benefit)	1,315	(26)
Net loss	$(4,085)	$(2,350)

Net loss attributable to common stockholders	$(5,847)	$(3,701)

Net loss	$(4,085)	$(2,350)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	763	84
Other comprehensive income	763	84
Comprehensive loss	$(3,322)	$(2,266)

Loss per common share - basic	$(0.43)	$(0.28)
Loss per common share - diluted	$(0.43)	$(0.28)

Weighted average shares outstanding
Basic	13,550	13,287
Diluted	13,550	13,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, unaudited)

								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2017	13,239	$1,324	50	$5	—	$—	$59,154	$(221)	$(15,738)	$44,524
Stock-based compensation	—	—	—	—	—	—	439	—	—	439
Issuance of restricted common stock, net of taxes withheld	59	6	—	—	—	—	(62)	—	—	(56)
Foreign currency translation	—	—	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	—	—	—	(2,350)	(2,350)
Balance, March 31, 2017	13,298	$1,330	50	$5	—	$—	$59,531	$(137)	$(18,088)	$42,641

Balance at January 1, 2018, as previously reported	13,488	$1,349	50	$5	—	$—	$61,314	$271	$(18,196)	$44,743
Impact of change in accounting policy	—	—	—	—	—	—	—	—	775	775
Adjusted balance at January 1, 2018	13,488	1,349	50	5	—	—	61,314	271	(17,421)	45,518

Issuance of Series A-1 convertible preferred stock	—	—	—	—	4,588	459	13,305	—	—	13,764
Stock-based compensation	—	—	—	—	—	—	637	—	—	637
Issuance of restricted common stock, net of taxes withheld	111	11	—	—	—	—	(64)	—	—	(53)
Foreign currency translation	—	—	—	—	—	—	—	763	—	763
Net loss	—	—	—	—	—	—	—	—	(4,085)	(4,085)
Balance, March 31, 2018	13,599	$1,360	50	$5	4,588	$459	$75,192	$1,034	$(21,506)	$56,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,085)	$(2,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,463	1,498
Amortization of deferred financing costs	110	103
Amortization of convertible notes discount	179	194
Paid-in-kind interest	437	425
Stock-based compensation	637	439
Provision for bad debts	94	187
Loss on disposal of assets	4	—
Deferred taxes	523	8
Changes in operating assets and liabilities:
Accounts receivable	(145)	(2,685)
Inventories	(2,365)	(4,510)
Prepaid expenses and other assets	(628)	547
Accounts payable and accrued expenses	(416)	2,785
Other liabilities	317	(10)
Net cash used in operating activities	(3,875)	(3,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(439)	(337)
Net cash used in investing activities	(439)	(337)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(938)	—
Proceeds from line of credit, net	1,379	3,350
Payment of deferred financing costs	—	(124)
Repayment of customer cash advances	—	(1,707)
Taxes paid in lieu of shares issued for stock-based compensation	(53)	(223)
Net cash provided by financing activities	388	1,296

Effect of exchange rate changes on cash and cash equivalents	7	(28)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,919)	(2,438)

CASH AND CASH EQUIVALENTS, at beginning of period	8,250	6,476
CASH AND CASH EQUIVALENTS, at end of period	$4,331	$4,038

Supplemental disclosures of cash flow information:
Interest paid	$3,021	$111
Income taxes paid	$6	$4

Supplemental disclosures of non-cash investing and financing activities:
Conversion of Short-Term Convertible Note	$13,764	$—
Unpaid purchases of property and equipment	$101	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(unaudited)

1.    Business Description and Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2017 of Differential Brands Group Inc. and its subsidiaries (“we,” “us,” the “Company” or “Differential”) has been derived from audited financial statements of the Company. The condensed consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 and the related footnote information have been prepared on a basis consistent with the consolidated financial statements as of and for the years ended December 31, 2017 and 2016. In addition, these condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and thus should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2018. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

The Company began operations in 1987 as Innovo, Inc. Since the Company’s founding, the Company has evolved from producing craft and accessory products to designing and selling apparel products. Currently,  the Company’s principal business activity involves the design, development and worldwide marketing of: (i) apparel products, which include denim jeans, related casual wear and accessories bearing the brand name Hudson®; (ii) apparel products and accessories bearing the brand name Robert Graham®; and (iii) footwear, apparel and accessories bearing the brand name SWIMS®. Our primary operating subsidiaries are Hudson Clothing, LLC (“Hudson”), Robert Graham Designs, LLC and Robert Graham Retail, LLC (collectively “Robert Graham” or  “RG”), and DFBG Swims, LLC (“Swims”). In addition, we have other non-operating subsidiaries.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In connection with the acquisition of all of the outstanding equity interests of RG Parent LLC and its subsidiaries on January 28, 2016 (the “RG Merger”), we entered into (i) a credit and security agreement (as later amended, the “ABL Credit Agreement”) with Wells Fargo Bank, National Association, as lender, (ii) a credit and security agreement with TCW Asset Management Company, as agent, and the lenders party thereto (as later amended, the “Term Credit Agreement”), and (iii) an amended and restated deferred purchase factoring agreement with CIT Commercial Services, Inc. (“CIT”), a unit of CIT Group (the “A&R Factoring Agreement”).

On July 18, 2016, the Company completed the acquisition of all of the outstanding share capital of Norwegian private limited company SWIMS AS (“SWIMS”).

The Company’s reportable business segments are “Wholesale”,  “Consumer Direct” and “Corporate and other”. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of business activity and operation. The Wholesale segment is comprised of sales of products to premium nationwide department stores, boutiques, specialty retailers, and select off-price and international customers. The Wholesale segment also includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. The Consumer Direct segment is comprised of sales to consumers through the Robert Graham® brand full-price retail stores and outlet stores, through the SWIMS® brand outlet stores and through the online ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and

www.swims.com. The information contained on, or that can be accessed through, these websites is not a part of this Quarterly Report and is not incorporated by reference herein. The Corporate and other segment is comprised of revenue from trademark licensing agreements and expenses from corporate operations, which include the executive, finance, legal, information technology and human resources departments and general brand marketing and advertising expenses associated with the Company’s brands.

2.    Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies” of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Correction of an Immaterial Error

During the 2017 year end close, the Company determined that basic and diluted Earnings per Share (“EPS”) had been incorrectly stated in the prior period financial statements. Historically, cumulative preferred dividends for the period were not included in the Company’s calculation of EPS. However, in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, income available to common stockholders is to be computed by deducting the dividends accumulated for the period on cumulative preferred stock. The Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors, payable at an annual rate of 10% through the date on which the liquidation preference is paid to the holder in connection with the liquidation of the Company or the date on which such Series A Preferred Stock is otherwise re-acquired by the Company. The amount of the cumulative dividend accrued on the Series A Preferred Stock has been disclosed previously in the Company’s filings. The Company has corrected the calculation of basic and diluted EPS to include the accrued cumulative preferred dividends for the period. Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and has no impact on the Company’s financial position, results of operations and cash flows. Accordingly, no amendments to previously filed reports are required. However, the Company has elected to revise the historical condensed consolidated financial information presented herein to reflect the correction of this error for the prior period presented and to conform to the current period presentation. As a result of this correction, for the quarter ended March 31, 2017, basic and diluted loss per common share was corrected from a loss of $0.18 per share to a loss of $0.28 per share.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as described below. The Company applied ASC 606 using the modified retrospective approach – i.e. by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The details of the significant changes and quantitative impact of the changes are set out below. The Company applied the modified retrospective approach only to contracts that were not complete as of the date of the initial application, January 1, 2018.

Effective January 1, 2018, wholesale revenues are recorded when a contract with the customer is agreed to by both parties and product has been transferred, which occurs at the point of shipment from the Company’s warehouse, and recorded at the transaction price based on the amount the Company expects to receive. Collection is probable as the majority of shipments occur to reputable credit worthy businesses and through factored relationships which guarantee payment. Estimated reductions to revenue for customer allowances are recorded based upon history as a percentage of sales and current outstanding chargebacks. The Company may allow for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated based on historical experience and also specific claims filed by the customer. Beginning January 1, 2018, a refund liability is included in accounts payable and accrued expenses within the accompanying condensed consolidated balance sheet, which was previously recorded net of accounts receivable. Also, effective January 1, 2018, the Company records a return asset receivable in prepaid expenses and other current assets within the accompanying condensed consolidated balance sheet. Prior to January 1, 2018, inventory expected to be returned was recorded within inventories. The return asset receivable is evaluated for impairment each period. The Company recorded a decrease of $569 thousand to opening accumulated deficit as of January 1, 2018 to record the return asset receivable and related impairment charge.

Retail store revenue is recognized at the time the customer takes possession of the related merchandise. Ecommerce sales of products ordered through the Company’s retail internet sites known as www.hudsonjeans.com,  www.robertgraham.us and www.swims.com are recognized at the point of shipment to the customer. Prior to January 1, 2018, revenue for ecommerce sales was recorded at the point of delivery to the customer. The Company recorded an adjustment to opening accumulated deficit as of January 1, 2018, an increase of  $39 thousand, to reflect the change in accounting policy. Ecommerce revenue is reduced by an estimate for returns based on the historical rate of return as a percent of sales. Retail store revenue and ecommerce revenue exclude sales taxes.

Revenue from licensing arrangements is recognized based on actual sales when the Company expects royalties to exceed the minimum guarantee. For licensing arrangements in which the Company does not expect royalties to exceed the minimum guarantee, an estimate of the transaction price is recognized on a straight-line basis over the term of the contract. A contract asset is recorded for revenue recognized in advance of the contract payment terms, which is included in other assets within the accompanying condensed consolidated balance sheet. Nonrefundable upfront fees are recorded as a contract liability and revenue is recognized straight-line over the term of the contract. Contract liabilities are included in other liabilities within the accompanying condensed consolidated balance sheet. Prior to January 1, 2018, revenue from licensing arrangements was recognized when earned in accordance with the terms of the underlying agreements and deemed collectible, generally based upon the higher of (a) the contractually guaranteed minimum royalty or (b) actual net sales data received from licensees. The Company recorded an adjustment to opening accumulated deficit as of January 1, 2018, an increase of $1.3 million, to reflect the change in accounting policy.

Amounts related to shipping and handling that are billed to customers are considered to be activities to fulfill a promise to transfer the goods and are reflected in net sales, and the related costs are reflected in cost of goods sold within the accompanying condensed consolidated statements of operations and comprehensive income (loss). This accounting policy is consistent with the Company’s treatment of shipping and handling revenue prior to January 1, 2018.

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated balance sheet as of January 1, 2018:

	Impact of changes in accounting policies
	Balances with adoption of ASC 606	Adjustments	Balances without adoption of ASC 606
Accounts receivable, net	$24,398	$2,152	$22,246
Inventories	31,389	(344)	31,733
Prepaid expenses and other current assets	5,584	752	4,832
Other assets	1,828	1,344	484
Accounts payable and accrued expenses	19,127	(3,077)	22,204
Other liabilities	3,502	(52)	3,554
Accumulated deficit	(18,971)	(775)	(18,196)

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2018:

Condensed Consolidated Statement of Operations	Impact of changes in accounting policies
for the three months ended March 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net sales	$38,818	$(18)	$38,800
Cost of goods sold	22,563	(74)	22,489
Gross profit	16,255	56	16,311
Operating expenses
Selling, general and administrative	15,348	—	15,348
Depreciation and amortization	1,463	—	1,463
Total operating expenses	16,811	—	16,811
Operating loss	(556)	56	(500)
Interest expense	2,215	—	2,215
Other (income) expense, net	(1)	—	(1)
Loss before income taxes	(2,770)	56	(2,714)
Income tax provision (benefit)	1,315	—	1,315
Net loss	$(4,085)	$56	$(4,029)

Condensed Consolidated Balance Sheet	Impact of changes in accounting policies
as of March 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Cash and cash equivalents	$4,331	$—	$4,331
Accounts receivable, net	24,513	(2,066)	22,447
Inventories	33,921	326	34,247
Prepaid expenses and other current assets	6,170	(659)	5,511
Property and equipment, net	8,120	—	8,120
Goodwill	8,536	—	8,536
Intangible assets, net	89,162	—	89,162
Other assets	1,914	(1,430)	484
Total assets	$176,667	$(3,829)	$172,838

Accounts payable and accrued expenses	$24,939	$(2,747)	$22,192
Short-term convertible note	—	—	—
Current portion of long-term debt	2,813	—	2,813
Line of credit	22,915	—	22,915
Convertible notes	14,189	—	14,189
Long-term debt, net of current portion	44,035	—	44,035
Deferred income taxes, net	7,308	—	7,308
Other liabilities	3,924	(363)	3,561
Total liabilities	120,123	(3,110)	117,013

Series A convertible preferred stock	5	—	5
Series A-1 convertible preferred stock	459	—	459
Common stock	1,360	—	1,360
Additional paid-in capital	75,192	—	75,192
Accumulated other comprehensive income (loss)	1,034	—	1,034
Accumulated deficit	(21,506)	(719)	(22,225)
Total equity	56,544	(719)	55,825
Total liabilities and equity	$176,667	$(3,829)	$172,838

Condensed Consolidated Statement of Cash Flows	Impact of changes in accounting policies
for the three months ended March 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net loss	$(4,085)	$56	$(4,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,463	—	1,463
Amortization of deferred financing costs	110	—	110
Amortization of convertible notes discount	179	—	179
Paid-in-kind interest	437	—	437
Stock-based compensation	637	—	637
Provision for bad debts	94	—	94
Loss on disposal of assets	4	—	4
Deferred taxes	523	—	523
Changes in operating assets and liabilities:
Accounts receivable	(145)	46	(99)
Inventories	(2,365)	123	(2,242)
Prepaid expenses and other assets	(628)	86	(542)
Accounts payable and accrued expenses	(416)	—	(416)
Other liabilities	317	(311)	6
Net cash used in operating activities	(3,875)	—	(3,875)

Net cash used in investing activities	(439)	—	(439)

Net cash provided by financing activities	388	—	388

Effect of exchange rate changes on cash and cash equivalents	7	—	7

Net change in cash and cash equivalents	(3,919)	—	(3,919)

Cash and cash equivalents, at beginning of period	8,250	—	8,250
Cash and cash equivalents, at end of period	$4,331	$—	$4,331

Financial Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, ASC 606. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and two methods of adoption are allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, December 2016 and May 2017, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, and ASU No. 2017-10, respectively, as clarifications to ASU No. 2014-09. ASU No. 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU No. 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU No. 2016-20 corrects or improves guidance in 13 narrow focus aspects of the guidance. ASU No. 2017-10 clarifies that the grantor in a service concession arrangement is the operating entity’s customer for purposes of revenue recognition. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASUs also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows. The Company adopted the new revenue standards in the first quarter of 2018 using the modified retrospective approach. Please see above for a description of the changes.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU No. 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU No. 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company adopted ASU No. 2016-15 in the first quarter of 2018 and there was no impact on the condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments, an accounting standards update that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The update is effective for fiscal years beginning after December 15, 2019 and interim periods within that reporting period.  The Company is currently assessing the potential effects this update may have on its condensed consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. This ASU gives entities the option to reclassify these amounts and requires new disclosures, regardless of whether they elect to do so. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the impact the adoption of ASU No. 2018-02 will have on its condensed consolidated financial statements.

3.    Factored Accounts and Receivables

A&R Factoring Agreement

In January 2016, in connection with the RG Merger, the Company entered into the A&R Factoring Agreement with CIT, through its subsidiaries, Robert Graham and Hudson. Following the SWIMS acquisition, SWIMS became a party to the A&R Factoring Agreement pursuant to a joinder agreement dated November 16, 2018. The A&R Factoring Agreement provides that the Company sell and assign to CIT certain domestic accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, the Company pays various factoring rates depending on the credit risk associated with the nature of the account. The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The A&R Factoring Agreement may be terminated by the Company upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Credit Assurance and Factoring Agreement between SWIMS and DNB Bank ASA (“DNB”), dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced international receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement is secured with (a) first-priority lien on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of March 31, 2018, SWIMS had outstanding financing commitments on NOK 20.6 million (approximately $2.7 million as of March 31, 2018) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Accounts receivable consists of the following (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Non-recourse receivables assigned to factor	$17,902	$19,566	$20,504
Client recourse receivables	3,253	1,473	3,103
Total receivables assigned to factor	21,155	21,039	23,607
Allowance for customer credits	(1,162)	(3,597)	(4,424)
Total factored accounts receivable, net	$19,993	$17,442	$19,183

Non-factored accounts receivable	$5,271	$5,974	$4,783
Allowance for customer credits	(448)	(863)	(1,041)
Allowance for doubtful accounts	(303)	(307)	(202)
Total non-factored accounts receivable, net	$4,520	$4,804	$3,540

Total accounts receivable, net	$24,513	$22,246	$22,723

Of the total amount of receivables sold by the Company as of March 31, 2018, December 31, 2017 and March 31, 2017, the Company holds the risk of payment of approximately $3.3 million, $1.5 million and $3.1 million, respectively, in the event of non-payment by the customers.

4.    Inventories

Inventories are valued at net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Finished goods	$32,038	$29,721	$26,426
Finished goods consigned to others	1,388	1,524	1,439
Work in progress	227	218	389
Raw materials	268	270	236
Total inventories	$33,921	$31,733	$28,490

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

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of goods sold and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the results of operations. There was no impairment charge recorded related to the retail stores during both the three months ended March 31, 2018 and 2017.

6.    Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite. Intangible assets as of March 31, 2018 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$66,286	$—	$66,286
Customer relationships	7 to 15 Years	35,200	12,385	22,815
Non-compete agreements	3 Years	142	81	61
Total		$101,628	$12,466	$89,162

Intangible assets as of December 31, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,812	$—	$65,812
Customer relationships	7 to 15 Years	35,081	11,629	23,452
Non-compete agreements	3 Years	133	65	68
Total		$101,026	$11,694	$89,332

Intangible assets as of March 31, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,519	$—	$65,519
Customer relationships	7 to 15 Years	35,007	9,424	25,583
Non-compete agreements	3 Years	128	31	97
Total		$100,654	$9,455	$91,199

Amortization expense related to the intangible assets amounted to approximately $0.8 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2018	Remainder of the year	$2,251
2019		2,971
2020		2,950
2021		2,946
2022		2,946
Thereafter		8,812
		$22,876

Goodwill consisted of the following as of March 31, 2018, December 31, 2017 and March 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Beginning balance	$8,380	$8,271	$8,271
Foreign currency adjustments	156	109	13
Ending balance	$8,536	$8,380	$8,284

There was no impairment charge recorded related to intangible assets or goodwill during the three months ended March 31, 2018 and 2017.

7.     Contracts with Customers

The Company had contract assets and contract liabilities from customers of $1.4 million and $0.4 million, respectively, as of March 31, 2018. Upon adoption of ASC 606 as of January 1, 2018, the Company recorded contract assets and contract liabilities of $1.3 million and $0.1 million, respectively (see Note 2 – “Summary of Significant Accounting Policies” above for a further discussion on the adoption of ASC 606). Receivables from contracts with customers included in accounts receivable, net within the accompanying condensed consolidated balance sheet were $0.6 million and $0.3 million as of March 31, 2018 and January 1, 2018, respectively.

The contract assets relate to the Company’s right to consideration in exchange for the Company’s completed performance under the contract and granting the right to use the intellectual property, but not billed as of the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. Receipt of payments from customers are based on minimum guarantee schedules as established in the contracts plus royalties earned on sales exceeding the minimum guarantee. The contract liabilities relate to the advance consideration received from customers for upfront license fees for which revenue is recognized on a straight-line basis over the term of the contract.

Significant changes in the contract assets and the contract liability balances during the three months ended March 31, 2018 are as follows (in thousands):

	Contract Assets	Contract Liabilities
Beginning balance at January 1, 2018	$1,344	$52

Revenue recognized from performance obligations satisfied in the current period	453	(3)
Transferred to accounts receivables from contract assets recognized at the beginning of the period	(380)	—
Contract liabilities recognized related to upfront license fees	—	300
Other	13	14
Ending balance at March 31, 2018	$1,430	$363

The Company evaluates contract assets and receivables from contracts with customers for impairment each period. There was no impairment of contract assets or receivables from contracts with customers during the three months ended March 31, 2018.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 (in thousands). Revenue expected to be recognized related to variable consideration for sales-based royalty promised in exchange for a license of intellectual property is not included in the table below. License arrangements in which royalty revenue is recognized based on actual sales end December 2023. Revenue recognized for variable consideration under license arrangements for the three months ended March 31, 2018 was $0.3 million.

	Remainder of
	2018	2019	2020	2021	2022	Total
Royalty license contracts with customers	$1,571	1,767	1,729	1,034	283	$6,384

8.    Debt

The payment schedule of the Company’s line of credit, long-term debt and convertible notes, as of March 31, 2018 is as follows (in thousands):

	Payments Due by Period					Deferred	Original
	Remainder of					Financing	Issue	Carrying
	2018	2019	2020	2021	Total	Costs, Net	Discount, Net	Value
Line of credit	$782	$—	$22,483	$—	$23,265	$350	$—	$22,915
Long-term debt	1,875	3,750	5,000	37,000	47,625	777	—	46,848
Convertible notes	—	—	—	17,543	17,543	—	3,354	14,189
Total	$2,657	$3,750	$27,483	$54,543	$88,433	$1,127	$3,354	$83,952

Line of Credit and Long-Term Debt – ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, the Company and certain of its subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 3 – Factored Accounts and Receivables” for a discussion of the A&R Factoring Agreement.

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  The availability under the Revolving Facility as of March 31, 2018 was $8.6 million. Borrowings under the Revolving Facility and the Term Facility totaled  $22.5 million and $47.6 million as of March 31, 2018, respectively.

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

The Term Facility is subject to quarterly payments of principal as follows: (i) 0.25% for each of the first four fiscal quarters for the fiscal year beginning after January 1, 2016; (ii) 0.625% for each of the four fiscal quarters thereafter; (iii) 1.25% for each of the next following four fiscal quarters; (iv) 1.875% for each of the next following four fiscal quarters; and (v) 2.50% for each fiscal quarter thereafter, with the balance payable at maturity. The Term Facility includes mandatory prepayments customary for credit facilities of its nature, including, subject to certain exceptions: (i) 100% of the net cash proceeds from issuances of debt that is not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow, ranging from 50% to 0% depending on our senior leverage ratio. Outstanding loans under the Term Facility may be prepaid at any time at the Company’s option subject to customary “breakage” costs with respect to LIBOR loans. Subject to certain exceptions, prepayments of loans under the Term Facility are subject to a prepayment premium of 1.00% during the second year after the closing date of the Term Credit Agreement.

Borrowings under the ABL Credit Agreement and Term Credit Agreement bear interest at a rate equal to either, at the Company’s option, an adjusted base rate or the LIBOR (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varies based on our senior leverage ratio) range from 9.75% to 6.00% for base rate loans and 10.75% to 7.00% for LIBOR loans. The applicable margin for borrowings under the Revolving Facility is 0.50% for base rate loans and 1.75% for LIBOR loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility is payable monthly in arrears.

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

To permit the acquisition of SWIMS, on July 18, 2016, the Company entered into amendments to the ABL Credit Agreement and the Term Credit Agreement. Additionally, on March 27, 2017 and March 27, 2018, the Company entered into further amendments to these agreements to modify certain defined terms, add a liquidity covenant, revise certain other covenants and modify the applicable base and LIBOR rates. As of March 31, 2018, the Company was in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement.

Modified Convertible Notes

On September 8, 2015, the Company entered into the rollover agreement with the holders of convertible notes originally issued in connection with the acquisition of the Hudson business (“the Rollover Agreement”), pursuant to which, on January 28, 2016, the holders of the notes contributed the notes to the Company in exchange for 1,167,317 shares of common stock; a cash payment of approximately $8.6 million, before expenses; and an aggregate principal amount of approximately $16.5 million of modified convertible notes (the “Modified Convertible Notes”).

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

The following table is a summary of the recorded value of the Modified Convertible Notes as of March 31, 2018 (in thousands). The value of the convertible notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

March 31, 2018
Modified Convertible Notes - face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued	1,069
Accumulated accretion of original issue debt discount	1,320
Modified Convertible Notes value	$14,189

Short-Term Convertible Note

In connection with the acquisition of SWIMS® in July 2016, the Company entered into certain financing arrangements with Tengram Capital Fund II, L.P. (“Tengram II”), an entity affiliated with the holder of the Company’s Series A Preferred Stock, TCP Denim, LLC, including a convertible note issued to Tengram II on July 18, 2016 (the “SWIMS Convertible Note”). The SWIMS Convertible Note accrued interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and was convertible, at Tengram II’s option or on the revised maturity date of January 18, 2018, which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into newly issued shares of our Series A-1 preferred stock, par value $0.10 per share (the “Series A-1 Preferred Stock”), at a conversion price of $3.00 per share.

On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series

A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the Convertible Note was settled in its entirety. The Series A-1 Preferred Stock is convertible into shares of our common stock, par value $0.10 per share (the “Common Stock”), at an initial price of $3.00 per share (subject to adjustment), is entitled to dividends at a rate of 10% per annum payable quarterly in arrears, is senior to the common stock upon liquidation and has voting rights on an as-converted basis alongside its common stock.

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB, dated January 27, 2016 (the “SWIMS Overdraft Agreement”). The SWIMS Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of March 31, 2018) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The SWIMS Overdraft Agreement is secured with (a) first-priority liens on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0  million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). For more information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables.” The SWIMS Overdraft Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of March 31, 2018, the outstanding balance on the facility governed by the SWIMS Overdraft Agreement was NOK 6.1 million (approximately $0.8 million).

Total Interest Expense

The following table is a summary of total interest expense as follows (in thousands):

	Three months ended March 31,
	2018	2017
Contractual coupon interest	$1,926	$1,750
Amortization of discounts and deferred financing costs	289	297
Total interest expense	$2,215	$2,047

9.    Fair Value Measurement of Financial Instruments

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

Under ASC 820,  Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

The following table presents the fair value hierarchy for liabilities measured at fair value on a non-recurring basis as of March 31, 2018, December 31, 2017 and March 31, 2017 (in thousands):

		Carrying Value			Fair Value
		March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
Financial Instrument	Level	2018	2017	2017	2018	2017	2017
Convertible notes - short-term	3	$—	$13,694	$13,308	$—	$13,694	$13,308
Convertible notes - long-term	3	14,189	13,866	12,947	11,700	11,700	11,250
		$14,189	$27,560	$26,255	$11,700	$25,394	$24,558

The key assumptions for determining the fair value at March 31, 2018 included the remaining time to maturity of 3.33 years, volatility of 60%, and the risk-free interest rate of  2.04%.

10.     Equity

Stock Incentive Plans

Amended and Restated 2004 Stock Incentive Plan

In 2004, the Board of Directors adopted, and the Company’s shareholders approved the 2004 Stock Incentive Plan. In September 2011, the Board of Directors adopted, and in October 2011, the Company’s shareholders approved, the Amended and Restated 2004 Stock Incentive Plan (the “Amended and Restated Plan”) to update the 2004 Stock Incentive Plan with respect to certain provisions and changes in the Internal Revenue Code of 1986 since its original adoption.

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

As of March 31, 2018, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the Amended and Restated Plan; and (ii) 1,691,279 shares of common stock issuable under the 2016 Stock Incentive Plan. As of March 31, 2018, no shares remained available for grant under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the three months ended March 31, 2018 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2018	444	70,277	70,721
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding at March 31, 2018	444	70,277	70,721

The following table summarizes stock option activity for all incentive plans for the three months ended March 31, 2018 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2018	70,721	$4.07
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2018	70,721	$4.07	4.30	$—
Exercisable at March 31, 2018	70,721	$4.07	4.30	$—

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. A total of $0 and $7 thousand stock-based compensation expense related to stock options was recognized during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was no unrecognized compensation cost related to unvested stock options.

The stock option awards are measured at fair value on the grant date using the Black-Scholes option valuation model. Stock options granted to non-employees are re-valued at each reporting period. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility over the option’s expected term, the risk-free interest rate over the option’s expected term and the expected annual dividend yield, if any. The Company accounts for forfeitures as they occur. Shares of common stock will be issued when the options are exercised.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2018 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	745,702	$3.68
Granted	264,639	0.98
Vested	160,882	3.26
Forfeited	—	—
Outstanding at March 31, 2018	849,459	$2.92

A total of $0.6 million and $0.4 million of stock-based compensation expense was recognized related to RSUs during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $1.9 million of total unrecognized compensation cost related to unvested Restricted Stock Units. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 1.5 years.

Performance Share Units

The Company granted 513,678 performance share units during 2016, which vest over three years if the performance targets set by the Compensation Committee are met. If less than 80 percent of the performance targets are reached, zero percent of the performance share units will vest. Unvested performance share units in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. As of March 31, 2018, since it is not deemed probable that the performance targets will be met, none of the shares have vested, and no expense has been recognized.

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

Series A-1 Preferred Stock

On January 18, 2018, the SWIMS Convertible Note originally issued on July 18, 2016 to Tengram II, as amended, with a principal amount of $13.0 million, matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is currently convertible on a one-to-one basis into shares of Common Stock. Under the form of certificate of designation for the Series A-1 Preferred Stock, each share of Series A-1 Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. To date, the Board of Directors or a duly authorized committee thereof has not declared any dividends on the Series A-1 Preferred Stock. Additionally, if the Board of Directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. The Series A-1 Preferred Stock is senior to the Common Stock upon a liquidation and have as-converted voting rights alongside the Common Stock.

Warrants

The Company issued warrants in conjunction with the acquisition and financing of SWIMS that are currently exercisable and have been classified as equity.

In connection with the SWIMS acquisition, the Company issued to Tengram II a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (the “SWIMS Warrant”) and has an estimated fair value of $465 thousand. The Company determined the fair value of the warrant at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $3.00 per share, an expected life (term) of 5 years, a volatility rate of 50%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 1.14%.  In addition, a 20% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period.

Also in connection with the SWIMS acquisition, the Company issued to the shareholders of SWIMS (the “SWIMS Sellers”) warrants for the purchase of 150,000 shares of common stock with an exercise price of $5.47 per share that have an estimated fair value of $45 thousand. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $5.47 per share, an expected life (term) of 3 years, a volatility rate of 45%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 0.85%  In addition, a 10% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period.

11.    Loss per Share

Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding stock options, unvested RSUs, unvested PSUs, warrants, convertible Series A Preferred Stock, convertible Series A-1 Preferred Stock and shares issuable upon the assumed conversion of the Modified Convertible Notes and the SWIMS Convertible Note. Loss per share for the three months ended March 31, 2017 has been corrected to include the effect of the preferred dividends, see “Note 2 – Summary of Significant Accounting Policies” for additional information. A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Basic loss per share computation
Numerator:
Net loss	$(4,085)	$(2,350)
Less: preferred dividends	(1,762)	(1,351)
Net loss attributable to common stockholders	$(5,847)	$(3,701)
Denominator:
Weighted average common shares outstanding	13,550	13,287

Loss per common share - basic	$(0.43)	$(0.28)

Diluted loss per share computation
Numerator:
Net loss	$(4,085)	$(2,350)
Less: preferred dividends	(1,762)	(1,351)
Net loss attributable to common stockholders	$(5,847)	$(3,701)
Denominator:
Weighted average common shares outstanding	13,550	13,287
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, Series A-1, convertible notes	—	—
Dilutive common shares	13,550	13,287

Loss per common share - diluted	$(0.43)	$(0.28)

The following potential shares of common stock were excluded from diluted EPS as the Company had a net loss for the period (in thousands):

	Three months ended March 31,
	2018	2017
Outstanding stock options	71	150
Unvested RSUs	849	980
Unvested PSUs	403	458
Outstanding warrants	650	650
Convertible Series A Preferred Stock	4,480	4,480
Convertible Series A-1 Preferred Stock	4,588	—
Modified Convertible Notes	1,258	1,217
SWIMS Convertible Note	—	4,436

Loss per Share under Two−Class Method

The Series A and Series A-1 Preferred Stock have the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, are considered participating securities. Both the Series A and Series A-1 Preferred Stock are included in the computation of basic and diluted loss per share pursuant to the two-class method. Holders of the Series A and Series A-1 Preferred Stock do not participate in undistributed net losses because they are not contractually obligated to do so.

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

The following table provides a reconciliation of net loss to preferred stockholders and common stockholders for purposes of computing net loss per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
Net loss	$(4,085)	$(2,350)
Less: preferred dividends	(1,762)	(1,351)
Net loss attributable to stockholders	(5,847)	(3,701)
Participating securities - Series A and Series A-1 Preferred Stock	—	—
Net loss attributable to common stockholders	$(5,847)	$(3,701)

Denominator:
Weighted average common shares outstanding	13,550	13,287

Loss per common share - basic and diluted under two-class method	$(0.43)	$(0.28)

12.    Income Taxes

The Company accounts for income taxes under the asset and liability method; under this method, deferred assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that may affect the Company’s financial results, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 34% to 21%; (2) limitation of the deduction for interest expense; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (“GILTI”); (5) limitations on the deductibility of certain executive compensation; and (6) limitations on the use of Federal Tax Credit to reduce the U.S. income tax liability.

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

Effective January 1, 2018, the Tax Act creates a new requirement to include in U.S. income global intangible low-taxed income (GILTI). The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either (1) treat taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method to record the tax effects of GILTI in its financial statements. For the three months ended March 31, 2018, GILTI related to current-year operations only is included in the estimated annual effective tax rate.

The effective tax rate from operations was 47% for the three months ended March 31, 2018 compared to a benefit of 1% for the three months ended March 31, 2017. The difference in the effective tax rate for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to a change in the ratio of year-to-date losses to forecasted losses.  The projected tax expense for the year predominately consists of current state and foreign tax expenses and deferred taxes associated with the Company’s foreign subsidiary and the Company’s deferred tax liability for indefinite lived intangible assets.

A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance, excluding deferred tax liabilities for long-lived intangibles, unless they can be scheduled to reverse against deferred tax assets with unlimited carryforward periods. The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary, as the Company does not expect to remit earnings and profits for such subsidiary to the U.S. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

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

At March 31, 2018, December 31, 2017 and March 31, 2017, the Company had $0.1 million of certain unrecognized tax benefits, included as a component of accounts payable and accrued expenses within the accompanying condensed consolidated balance sheets. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examination by taxing authorities for years prior to 2013. The Company is currently under examination by the Internal Revenue Service for the pre-acquisition years ended November 30, 2015 and December 31, 2015. The Company believes that any adjustments expected to result from this examination have been adequately reserved for.

13.    Segment Reporting

The following table contains summarized financial information by reportable segment (in thousands):

		Three months ended March 31,
		2018	2017
Net sales:
Wholesale		$28,670	$31,144
Consumer Direct		9,364	8,346
Corporate and other		784	613
		$38,818	$40,103
Gross profit:
Wholesale		$9,659	$12,818
Consumer Direct		5,812	5,173
Corporate and other		784	613
		$16,255	$18,604
Operating expenses:
Wholesale		$3,503	$4,461
Consumer Direct		5,955	6,386
Corporate and other		7,353	8,062
		$16,811	$18,909
Operating income (loss):
Wholesale		$6,156	$8,357
Consumer Direct		(143)	(1,213)
Corporate and other		(6,569)	(7,449)
		$(556)	$(305)
Capital expenditures:
Wholesale		$119	$10
Consumer Direct		94	159
Corporate and other		177	87
		$390	$256

	March 31, 2018	December 31, 2017	March 31, 2017
Total assets:
Wholesale	$58,802	$53,958	$50,778
Consumer Direct	7,532	7,633	9,148
Corporate and other	110,333	112,083	109,153
	$176,667	$173,674	$169,079

14.    Commitments and Contingencies

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

15.    Related Party Transactions

Peter Kim

The Company entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Founder and Vice Chairman of Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, the Company entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim.  Mr. Kim’s employment agreement was amended on June 16, 2017. Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of common stock issuable upon conversion of his Modified Convertible Notes. See “Note 8 – Debt.” As of March 31, 2018, the amount outstanding under the convertible note payable to Mr. Kim was $9.0 million with accrued interest of $144 thousand.

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

Registration Rights Agreement

On the closing date of the RG Merger, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are one of the major stockholders of the Company, the noteholders party to the Rollover Agreement (including Mr. Kim and Fireman) and Michael Buckley, our Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, the Company is required to provide certain demand and piggyback registration rights to the parties to the Registration Rights Agreement. In particular, the Company is required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of our common stock (i) issued to the parties to the Registration Rights Agreement in connection with the RG Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Preferred Stock and the Modified Convertible Notes. Prior to the closing date of the RG Merger, the Company had a substantially similar registration rights agreement with the holders of the original convertible notes, which included Fireman and Mr. Kim.

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

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is affiliated with our largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request.  For the three months ended March 31, 2018 and 2017, we incurred expenses of  $0 and $24 thousand related to reimbursement of expenses, respectively.

SWIMS® Transaction

In connection with the acquisition of SWIMS in July 2016, the Company entered into certain financing arrangements with Tengram II, an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC. On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the SWIMS Convertible Note was settled in its entirety.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the risk of intense competition in the denim and premium lifestyle apparel industries; the risk that we incurred substantial indebtedness in connection with the acquisition of RG, and, to a lesser extent, SWIMS,  which we may need to refinance or may not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our liquidity needs;  risks associated with our foreign sourcing of our products and the implementation of foreign production for Hudson’s products, including in light of potential changes in international trade relations brought on by the new U.S. presidential administration; the effects of the RG Merger and acquisition of SWIMS on our financial results, business performance and product offerings and risks associated with successfully integrating these businesses to achieve cost savings and synergies; risks associated with our third-party distribution system; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; the risk that the credit ratings of the Company or its subsidiaries, including the Hudson, RG and SWIMS businesses, may be different from what we expect; risks related to our ability to respond to the business environment and fashion trends; risks related to continued acceptance of our brands in the marketplace; risks related to our reliance on a small number of large customers; risks related to our ability to implement successfully any growth or strategic plans; risks related to our ability to manage our inventory effectively; the risk of cyber-attacks and other system risks; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations, including debt service or new acquisitions; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations, including debt service or new acquisitions; risks related to our pledge of all our tangible and intangible assets as collateral under our financing agreements; risks related to our ability to generate positive cash flow from operations; risks related to a possible oversupply of denim in the marketplace;  and the other risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”).

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2018 and 2017. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

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

Our Hudson® product line includes women’s, men’s and children’s denim jeans, bottoms, tops, jackets and other related apparel and accessories, and we continue to evaluate offering a range of new products under the Hudson® brand name. We plan to launch our new Hudson® sportswear line in Fall 2018. Our Robert Graham® product line includes premium priced men’s sport shirts, polos, denim jeans, bottoms, shorts, sweaters, knits, t shirts, sport coats, outerwear and swimwear. RG also offers a line of women’s apparel, mainly in its own retail stores. Additionally, men’s shoes belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, hosiery, underwear, loungewear and fragrances are produced by third parties under various license agreements and RG receives royalty payments based upon net sales from licensees.  Our SWIMS® product line includes men’s and women’s footwear, outerwear and accessories.

We operate retail stores for our Robert Graham® and SWIMS® brands. As of May 15, 2018, we operated 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and 2 SWIMS® brand outlet stores. We will open a company operated full price SWIMS® store later this year. We also license the SWIMS® brand name and products for sale in 8 SWIMS® branded retail stores internationally.

As part of our business strategy, we are seeking to create a platform that focuses on branded operating companies in the premium apparel, footwear and accessories sectors. Our focus is on organically growing our brands through a global, omni-channel distribution strategy, while seeking opportunities to acquire accretive complementary brands.

For the remainder of 2018, we believe that our growth drivers will be dependent upon improving the profitability of our established brands, Hudson® and Robert Graham®, by adjusting our costs to improve our return on investment and shifting a portion of our production from Mexico to manufacturers in Asia to improve our margins. Hudson® is also working on the launch of our new sportswear line for Fall 2018, which will increase our product assortment and is expected to grow our customer reach. We also expect to continue to grow our SWIMS® business in the North American and international markets. Overall, we see opportunities for continued margin enhancement if we are successful in growing our Wholesale and Consumer Direct segments, and leveraging our Corporate and other segment, improving product sourcing through growing economies of scale and increasing the proportion of our business derived from our Consumer Direct segment.

Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters and, accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, our quarterly or yearly results are not necessarily indicative of future results.

Correction of an Immaterial Error

During the 2017 year end close, we determined that basic and diluted EPS had been incorrectly stated in the prior period financial statements. Historically, cumulative preferred dividends for the period were not included in the

Company’s calculation of EPS. However, in accordance with ASC 260, Earnings per Share, income available to common stockholders shall be computed by deducting the dividends accumulated for the period on cumulative preferred stock. Our Series A Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors, payable at an annual rate of 10% through the date on which the liquidation preference is paid to the holder in connection with the liquidation of the Company or the date on which such Series A Preferred Stock is otherwise reacquired by the Company. The amount of the cumulative dividend on the Series A Preferred Stock has been disclosed previously in the Company’s filings. We have corrected the calculation of basic and diluted EPS to include the cumulative preferred dividends for the period. Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the presentation and disclosures, and has no impact on our financial position, results of operations and cash flows. Accordingly, no amendments to previously filed reports were required. However, we elected to revise the historical condensed consolidated financial information presented herein to reflect the correction of this error for the prior period presented and to conform to the current period presentation. As a result of this correction, for the quarter ended March 31, 2017, basic and diluted loss per common share was corrected from a loss of $0.18 per share to a loss of $0.28 per share.

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

Wholesale

Our Wholesale segment is comprised of sales of Robert Graham®, Hudson® and SWIMS® products to premium nationwide department stores, specialty retailers, ecommerce stores, boutiques, select off-price retailers and international customers. In addition, SWIMS® products are sold to international licensed store operators. Our Wholesale segment includes expenses from our sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples associated with our Robert Graham®, Hudson® and SWIMS® product lines for the respective periods described above. Domestically, we sell our Robert Graham®, Hudson® and SWIMS® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Internationally, we sell our products to customers in various countries.

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

Consumer Direct

Our Consumer Direct segment is comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores, our ecommerce site, www.robertgraham.us and through the circulation of over 700,000 catalogs distributed seasonally throughout the United States.  As this segment generates higher gross margin rates and provides us greater control of our brand product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of May 15, 2018, including 18 full price stores and 12 outlet stores. We have expanded the ecommerce part of the Consumer Direct segment through direct digital, creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, our Consumer Direct segment is comprised of sales of our Hudson® products to consumers through our ecommerce site at www.hudsonjeans.com, and sales of our SWIMS® products to consumers through our ecommerce site at www.swims.com and our two Company operated outlet stores.

We measure performance of our Consumer Direct segment primarily based on the profitability of our stores and websites, as well as our ability to acquire and retain customers in our ecommerce business and the site traffic and conversion rates on our websites.

Corporate and other

Our Corporate and other segment is comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Our Corporate and other segment also included licensing revenue from the sale by our licensee of our Hudson® children’s product line and men’s and women’s apparel in Europe.  Our Corporate and other segment also encompassed our corporate operations, including the general brand marketing and advertising, information technology, finance, executive, legal, and human resources departments associated with our Robert Graham®, Hudson® and SWIMS® product lines for the respective periods described above. Similar to our Wholesale segment, we measure performance of our Corporate and other segment primarily based on our licensees’ ability to profitably sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories. Goodwill and intangible assets are included within the Corporate and other segment.

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. These tables should be read in conjunction with the discussion that follows:

	Three months ended March 31,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales	$38,818	$40,103	$(1,285)	(3)%
Cost of goods sold	22,563	21,499	1,064	5
Gross profit	16,255	18,604	(2,349)	(13)
Gross margin	42%	46%
Operating expenses
Selling, general and administrative	15,348	17,411	(2,063)	(12)
Depreciation and amortization	1,463	1,498	(35)	(2)
Total operating expenses	16,811	18,909	(2,098)	(11)
Operating loss	(556)	(305)	(251)	82
Interest expense	2,215	2,047	168	8
Other (income) expense, net	(1)	24	(25)	(104)
Loss before income taxes	(2,770)	(2,376)	(394)	17
Income tax provision (benefit)	1,315	(26)	1,341	(5,158)
Net loss	$(4,085)	$(2,350)	$(1,735)	74%

	Three months ended March 31,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$28,670	$31,144	$(2,474)	(8)%
Consumer Direct	9,364	8,346	1,018	12
Corporate and other	784	613	171	28
	$38,818	$40,103	$(1,285)	(3)%
Gross profit:
Wholesale	$9,659	$12,818	$(3,159)	(25)%
Consumer Direct	5,812	5,173	639	12
Corporate and other	784	613	171	28
	$16,255	$18,604	$(2,349)	(13)%
Operating expenses:
Wholesale	$3,503	$4,461	$(958)	(21)%
Consumer Direct	5,955	6,386	(431)	(7)
Corporate and other	7,353	8,062	(709)	(9)
	$16,811	$18,909	$(2,098)	(11)%
Operating income (loss):
Wholesale	$6,156	$8,357	$(2,201)	(26)%
Consumer Direct	(143)	(1,213)	1,070	(88)
Corporate and other	(6,569)	(7,449)	880	(12)
	$(556)	$(305)	$(251)	82%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales

Net sales decreased by 3% to $38.8 million for the three months ended March 31, 2018 from $40.1 million for the same period last year. The $1.3 million net sales decrease was split between a $2.5 million combined decline of Hudson Wholesale revenue at certain major department stores coupled with the timing of SWIMS revenue recognition due to the delay of customer shipments into the second quarter 2018.  The delay was caused by later than expected new inventory arrivals. This decrease more than offset a 12% or $1.0 million net sales increase in the Consumer Direct segment attributable to a comparable stores net sales increase of 16% across Robert Graham and SWIMS full price and outlet stores.

Wholesale segment net sales declined by 8% to $28.7 million for the three months ended March 31, 2018 from $31.1 million for the same period in the prior year. This $2.5 million decrease related to the combination of less revenue at the Hudson brand as sales to major department stores dropped due to a shift in business from brick-and-mortar to online channels. Navigation of this shift is on-going for Hudson as it is selling into less department store ‘doors’ but increasing volume to their on-line channels. As well, a portion of SWIMS revenue occurred later in 2018, moving from late first quarter to early second quarter 2018 due to inventory receipts that were delivered slightly later to SWIMS distribution facility. Robert Graham wholesale net sales increased $0.3 million primarily due to selling more unit volume into off-price channels than in the same quarter last year.

Consumer Direct net sales increased by 12% to $9.4 million for the three months ended March 31, 2018 from $8.3 million for the same quarter in the prior year. The increase was driven by 16% comparable store net sales at Robert Graham retail stores with both full price and outlet stores performing approximately even during the quarter. Comparable store increases at Robert Graham were driven by improvements in conversion rates, transaction values and foot traffic in stores. In addition, during the first quarter of 2018, SWIMS retail store sales increased 85% with its comparable store sales improving 14%. SWIMS store increases were driven by improvements in conversion rates, transaction value and foot traffic. Ecommerce net sales were flat during the quarter. Robert Graham and SWIMS ecommerce net sales increases of 19% and 61%, respectively, offset Hudson ecommerce declines of 39%. Robert Graham ecommerce improvements were driven by improved traffic to its website and a higher average order value. SWIMS improvements were attributable to an increase in site traffic, transactions and conversion rates. Hudson declines were primarily driven by less site traffic.

Corporate and other net sales increased by 28% for the three months ended March 31, 2018 to $0.8 million from $0.6 million in the same quarter last year. Corporate and other net sales consists of licensing revenue.

Gross Profit

Gross profit declined by $2.3 million, or 13%, to $16.3 million for the three months ended March 31, 2018 from $18.6 million for the three months ended March 31, 2017. The decrease in gross profit was attributable to a 3% decline in net sales during the quarter and the impact of a one-time benefit of $1.4 million recorded in the comparable quarter last year. The one-time benefit in last year’s quarter related to a change in inventory valuation. Gross profit margin was 41.9% for the three months ended March 31, 2018 versus 46.4% for same quarter in the prior year. Removing the one-time benefit, comparable gross margins were 41.9% versus 42.9% last year. Declines in gross profit margin were attributable to the change in mix of net sales into distribution channels versus the same quarter last year.  In the first quarter of 2018, wholesale selling increased into off price channels, and the associated margin reductions more than offset margin increases from additional sales into consumer direct channels.

Corporate and other gross profit increased by 28% to $0.8 million for the first quarter of fiscal 2018, compared to $0.6 million in the same quarter for the prior year, due to an increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, professional fees, stock-based compensation and factor and bank fees and (ii) depreciation and amortization.

Operating expenses decreased by 11% to $16.8 million for the three months ended March 31, 2018 from $18.9 million for the three months ended March 31, 2017. The $2.1 million decrease in operating expenses was mainly attributable to significant cost savings including a $0.9 million decrease in selling expenses and a $0.3 million decrease in administrative expenses. The decrease in operating expenses is also attributable to $0.8 million of restructuring costs incurred in the first quarter of fiscal 2017.

Selling, general and administrative expenses were approximately 39.5% and 43.4% of net sales for the first quarter of fiscal 2018 and 2017, respectively. Depreciation and amortization expense, as a percent of net sales, was 3.8% from 3.7% for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

Interest Expense

Interest expense increased to $2.2 million for the three months ended March 31, 2018 from $2.0 million for the three months ended March 31, 2017,  due to higher interest rates related to our credit facilities and the amortization of debt discounts and deferred financing costs related to those facilities and the convertible notes.

Income Tax Provision (Benefit)

Our effective tax rate from operations was 47% for the three months ended March 31, 2018 compared to a benefit of 1% for the three months ended March 31, 2017.  The difference in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

Net Loss

We generated a net loss of $4.1 million for the three months ended March 31, 2018, compared to a net loss of $2.4 million for the three months ended March 31, 2017.

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

At March 31, 2018,  December 31, 2017 and March 31, 2017, our cash and cash equivalent balances were $4.3 million, $8.3 million and $4.0 million, respectively. In addition to cash, the Company had $8.6 million of availability to borrow under its line of credit. Based on our cash on hand, the expected borrowing availability under our existing credit facilities and other financing arrangements, $17.9 million of non-recourse short term receivables, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the date of this Quarterly Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017

For the three months ended March 31, 2018, we used $3.9 million of cash flows in operating activities to buy inventory, including that for future sale in 2018 and to fund our working capital. Cash flows used in investing activities during the three months ended March 31, 2018 totaled $0.4 million for the purchase of property and equipment. Cash flows from financing activities during the three months ended March 31, 2018 totaled $0.4 million. These cash flows from financing activities primarily consisted of a $1.4 million drawn down on our line of credit under the ABL Credit Agreement offset by repayment of principal payments under our Term Credit Agreement of $0.9 million and taxes paid in lieu of shares issued for stock-based compensation of $0.1 million.

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

Credit Agreements and Other Financing Arrangements

ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, we and certain of our subsidiaries entered into (i) the ABL Credit Agreement and accompanying security agreement with Wells Fargo Bank, National Association, as lender, and (ii) the Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent, and the lenders party thereto.

The ABL Credit Agreement provides for the Revolving Facility, an asset-based revolving facility with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provides for the Term Facility, a senior secured term loan facility with commitments in an aggregate principal amount of $50.0 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory. Our availability under the Revolving Facility as of March 31, 2018 was $8.6 million.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

To permit the acquisition of SWIMS, on July 18, 2016, the Company entered into amendments to the ABL Credit Agreement and the Term Credit Agreement. Additionally, on March 27, 2017 and March 27, 2018, the Company entered into amendments to these agreements to modify certain defined terms, add a liquidity covenant, revise certain other covenants and modify the applicable base and LIBOR rates. As of March 31, 2018, the Company was in compliance with the financial and non-financial covenants included in the ABL Credit Agreement and the Term Credit Agreement.

A&R Factoring Agreement

In January 2016, we entered into our A&R Factoring Agreement pursuant to which we sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendering of services. Under the A&R Factoring Agreement, we pay factoring rates based on service type and credit profile of our customers. The A&R Factoring Agreement may be terminated by either party upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement. For additional information on the A&R Factoring Agreement, see “Note 3 – Factor Accounts and Receivables” to our unaudited condensed financial statements.

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained its preexisting Factoring Agreement between SWIMS and DNB, dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. For additional information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables” to our unaudited condensed financial statements.

Modified Convertible Notes and Rollover Agreement

The Company issued convertible notes in connection with the acquisition of Hudson with different interest rates and conversion features for Hudson’s management stockholders, including Peter Kim and Fireman Capital CPF Hudson Co-Invest LP.  On September 8, 2015, the Company entered into the Rollover Agreement with the holders of those convertible notes, pursuant to which, on January 28, 2016, the holders of the notes contributed their notes to the Company in exchange for 1.2 million shares of common stock; a cash payment of approximately $8.6 million, before expenses; and an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes.

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

On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of

Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the Convertible Note was settled in its entirety.

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB, dated January 27, 2016 (the “SWIMS Overdraft Agreement”). The SWIMS Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of March 31, 2018) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. For additional information on the SWIMS Overdraft Agreement, see “Note 8 – Debt” to our unaudited condensed financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Critical Accounting Policies and Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion of Critical Accounting Policies” included in our 2017 Form 10-K, except as provided in “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements above.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements above regarding new accounting pronouncements.

The Company adopted ASC 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition, see Note 2 – “Summary of Significant Accounting Policies” above for a discussion on the adoption of ASC 606.

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

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Item 6.          Exhibits.

Exhibit No.	Description	Document if Incorporated by Reference
3.1	Certificate of Designation of 10.0% Series A-1 Convertible Preferred Stock of Differential Brands Group Inc.	Exhibit 3.1 to Current Report on Form 8-K filed on January 19, 2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIFFERENTIAL BRANDS GROUP INC.

May 15, 2018	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer (Principal Executive Officer)

May 15, 2018	/s/ Bob Ross
Bob Ross
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)