Form 10-Q
period 2018-06-30
Differential Brands Group Inc.
filed 2018-08-14
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of August 14, 2018 was 14,079,480.

DIFFERENTIAL BRANDS GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30,	December 31,	June 30,
	2018	2017	2017
	(unaudited)	(Note 1)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,029	$8,250	$6,305
Accounts receivable, net	18,067	22,246	16,982
Inventories	31,330	31,733	30,623
Prepaid expenses and other current assets	7,111	4,832	5,465
Total current assets	61,537	67,061	59,375
Property and equipment, net	7,690	8,417	9,651
Goodwill	8,409	8,380	8,340
Intangible assets, net	87,954	89,332	90,669
Other assets	2,207	484	514
Total assets	$167,797	$173,674	$168,549

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,010	$22,204	$20,206
Short-term convertible note	—	13,694	13,436
Current portion of long-term debt	3,750	2,813	1,875
Total current liabilities	29,760	38,711	35,517
Line of credit	20,428	21,254	17,492
Convertible notes	14,521	13,866	13,242
Long-term debt, net of current portion	43,173	44,896	45,991
Deferred income taxes, net	5,355	6,650	13,416
Other liabilities	3,790	3,554	3,609
Total liabilities	117,027	128,931	129,267

Commitments and contingencies (Note 14)

Equity
Series A convertible preferred stock, $0.10 par value: 50,000 shares authorized, issued and outstanding at June 30, 2018, December 31, 2017 and June 30, 2017	5	5	5
Series A-1 convertible preferred stock, $0.10 par value: 4,587,964, 0 and 0 shares authorized, issued and outstanding at June 30, 2018, December 31, 2017 and June 30, 2017, respectively	459	—	—
Common stock, $0.10 par value: 100,000,000 shares authorized, 14,079,480, 13,488,366 and 13,317,281 shares issued and outstanding at June 30, 2018, December 31, 2017 and June 30, 2017, respectively	1,408	1,349	1,332
Additional paid-in capital	75,676	61,314	59,962
Accumulated other comprehensive income (loss)	412	271	125
Accumulated deficit	(27,190)	(18,196)	(22,142)
Total equity	50,770	44,743	39,282
Total liabilities and equity	$167,797	$173,674	$168,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net sales	$35,965	$36,453	$74,784	$76,555
Cost of goods sold	21,485	20,234	44,103	41,733
Gross profit	14,480	16,219	30,681	34,822
Operating expenses
Selling, general and administrative	18,670	14,915	33,963	32,319
Depreciation and amortization	1,412	1,527	2,874	3,032
Total operating expenses	20,082	16,442	36,837	35,351
Operating loss	(5,602)	(223)	(6,156)	(529)
Interest expense	2,419	2,207	4,635	4,254
Other expense (income), net	103	(12)	102	11
Loss before income taxes	(8,124)	(2,418)	(10,893)	(4,794)
Income tax (benefit) provision	(2,440)	1,636	(1,124)	1,610
Net loss	$(5,684)	$(4,054)	$(9,769)	$(6,404)

Net loss attributable to common stockholders (Note 11)	$(7,531)	$(5,420)	$(13,378)	$(9,121)

Net loss	$(5,684)	$(4,054)	$(9,769)	$(6,404)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(622)	283	141	346
Other comprehensive (loss) income	(622)	283	141	346
Comprehensive loss	$(6,306)	$(3,771)	$(9,628)	$(6,058)

Loss per common share - basic	$(0.54)	$(0.41)	$(0.97)	$(0.69)
Loss per common share - diluted	$(0.54)	$(0.41)	$(0.97)	$(0.69)

Weighted average shares outstanding
Basic	13,980	13,309	13,766	13,298
Diluted	13,980	13,309	13,766	13,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, unaudited)

								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2017	13,239	$1,324	50	$5	—	$—	$59,154	$(221)	$(15,738)	$44,524
Stock-based compensation	—	—	—	—	—	—	900	—	—	900
Issuance of restricted common stock, net of taxes withheld	78	8	—	—	—	—	(92)	—	—	(84)
Foreign currency translation	—	—	—	—	—	—	—	346	—	346
Net loss	—	—	—	—	—	—	—	—	(6,404)	(6,404)
Balance, June 30, 2017	13,317	$1,332	50	$5	—	$—	$59,962	$125	$(22,142)	$39,282

Balance at January 1, 2018, as previously reported	13,488	$1,349	50	$5	—	$—	$61,314	$271	$(18,196)	$44,743
Impact of change in accounting policy	—	—	—	—	—	—	—	—	775	775
Adjusted balance at January 1, 2018	13,488	1,349	50	5	—	—	61,314	271	(17,421)	45,518

Issuance of Series A-1 convertible preferred stock	—	—	—	—	4,588	459	13,305	—	—	13,764
Stock-based compensation	—	—	—	—	—	—	1,507	—	—	1,507
Issuance of restricted common stock, net of taxes withheld	591	59	—	—	—	—	(450)	—	—	(391)
Foreign currency translation	—	—	—	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	—	—	—	(9,769)	(9,769)
Balance, June 30, 2018	14,079	$1,408	50	$5	4,588	$459	$75,676	$412	$(27,190)	$50,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,769)	$(6,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,874	3,032
Amortization of deferred financing costs	220	215
Amortization of convertible notes discount	368	350
Paid-in-kind interest	828	770
Stock-based compensation	1,507	900
Provision for bad debts	96	194
Loss on disposal of assets	4	—
Deferred taxes	(1,318)	2,289
Changes in operating assets and liabilities:
Accounts receivable	6,176	3,081
Inventories	88	(6,591)
Prepaid expenses and other assets	(1,426)	(1,253)
Accounts payable and accrued expenses	321	2,220
Other liabilities	183	(20)
Net cash provided by (used in) operating activities	152	(1,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of security deposit	—	7
Purchases of property and equipment	(770)	(601)
Net cash used in investing activities	(770)	(594)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(938)	(625)
(Repayment of) proceeds from line of credit, net	(1,354)	4,350
Payment of deferred financing costs	—	(124)
Repayment of customer cash advances	—	(1,707)
Taxes paid in lieu of shares issued for stock-based compensation	(391)	(251)
Net cash (used in) provided by financing activities	(2,683)	1,643

Effect of exchange rate changes on cash and cash equivalents	80	(3)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,221)	(171)

CASH AND CASH EQUIVALENTS, at beginning of period	8,250	6,476
CASH AND CASH EQUIVALENTS, at end of period	$5,029	$6,305

Supplemental disclosures of cash flow information:
Interest paid	$3,252	$2,797
Income taxes paid	$170	$116

Supplemental disclosures of non-cash investing and financing activities:
Conversion of Short-Term Convertible Note	$13,764	$—
Unpaid purchases of property and equipment	$41	$79

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIFFERENTIAL BRANDS GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(unaudited)

1.    Business Description and Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2017 of Differential Brands Group Inc. and its subsidiaries (“we,” “us,” the “Company” or “Differential”) has been derived from audited financial statements of the Company. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017 and the related footnote information have been prepared on a basis consistent with the consolidated financial statements as of and for the years ended December 31, 2017 and 2016. In addition, these condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and thus should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2018. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

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

Recent Developments

On June 27, 2018, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Global Brands Group Holding Limited (“GBG”) and GBG USA Inc., a wholly-owned subsidiary of GBG (“GBG USA”), to purchase a significant part of GBG’s and its subsidiaries’ North American business, including the wholesale, retail and e-commerce operations, comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses (collectively, the “Business”)

for a purchase price of $1.38 billion, to be paid in cash and subject to adjustment (the “Purchase Price”). The acquisition contemplated by the Purchase Agreement (the “GBG Transaction”) is expected to close in the third quarter of 2018, which will result in the combination of the Business with the Company’s existing omnichannel platform, comprised of the Robert Graham, Hudson and Swims brands. The Company incurred $4.6 million of acquisition related expenses during the three and six months ended June 30, 2018, included in selling, general and administrative within the accompanying condensed consolidated statements of operations and comprehensive income (loss). In addition, the Company incurred $0.5 million of deferred financing costs which are included in prepaid expenses and other current assets within the accompanying condensed consolidated balance sheet as of June 30, 2018. Acquisition related costs included in accounts payable and accrued expenses within the accompanying condensed consolidated balance sheet totaled $5.1 million as of June 30, 2018.

Ares Capital Management LLC (“Ares”), HPS Investment Partners, LLC (“HPS”) and GSO Capital Partners LP (“GSO”), on one hand, and the Company, on the other hand, entered into Debt Commitment Letters, pursuant to which, subject to the terms and conditions set forth therein, Ares, HPS and GSO have agreed to provide fully committed debt financing for the GBG Transaction (the “Debt Financing”). Among the conditions to the funding of the Debt Financing, the Company has agreed to raise an aggregate of $150 million of equity capital in the form of cash investments in shares of common stock of the Company (such equity issuance, together with shares of common stock of the Company to be issued to GSO in connection with the Debt Financing, the “Equity Issuance”). Concurrently with the Equity Issuance, certain affiliates of Tengram Capital Partners, L.P. (the “Tengram Stockholders”) have also agreed to convert, in accordance with their respective terms, all of their shares of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock into shares of the Company’s common stock. Following such conversion and pro forma for the GBG Transaction, the Company will not have any shares of preferred stock issued and outstanding.

The closing of the GBG Transaction is subject to satisfaction or waiver of customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (ii) the approval of the GBG Transaction by GBG’s stockholders in accordance with applicable Hong Kong listing rules; (iii) the approval of the Equity Issuance by the Company’s stockholders pursuant to NASDAQ listing requirements; (iv) each of GBG and the Company having delivered all required closing deliverables (including certain third party consents in the case of GBG); and (v) the entry into a mutually agreed transition services agreement.  As of the date of this filing, (i) the parties were granted early termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act effective as of August 10, 2018, (ii) the Company has received requisite shareholder approval under NASDAQ listing standards for the issuance of up to 60 million shares of the Company’s common stock (assuming a maximum offering size of up to $175 million) in connection with the GBG Transaction and has filed a preliminary information statement with the Securities and Exchange Commission related thereto, and (iii) GBG has received requisite approval of the GBG Transaction from its shareholders at a recently scheduled meeting of its shareholders held on August 2, 2018.  There can be no assurance that all of the closing conditions required to be satisfied or waived in order to consummate the GBG Transaction will be satisfied or waived or that if such closing conditions are satisfied or waived that the GBG Transaction will be consummated.

The Purchase Agreement contains certain customary termination rights, including that each of the Company and GBG has the right to terminate the Purchase Agreement on or after 5:00 p.m. New York City Time on October 31, 2018 if the closing conditions to the Transaction have not been fulfilled by such date. If GBG terminates the Purchase Agreement due solely to the Company’s failure to consummate the Transaction because the Company does not receive the Debt Financing in accordance with the terms and conditions of the Debt Commitment Letters, the Company will be required to pay GBG a termination fee of $2.5 million. If either party terminates the Purchase Agreement due to a willful breach of the Purchase Agreement by the other party that causes a closing condition to fail, the breaching party will be required to pay the terminating party a termination fee of $5 million.

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

Correction of an Immaterial Error

During the 2017 year end close, the Company determined that basic and diluted Earnings per Share (“EPS”) had been incorrectly stated in the prior period financial statements. Historically, cumulative preferred dividends for the period were not included in the Company’s calculation of EPS. However, in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, income available to common stockholders is to be computed by deducting the dividends accumulated for the period on cumulative preferred stock. The Company’s Series A Convertible Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors, payable at an annual rate of 10% through the date on which the liquidation preference is paid to the holder in connection with the liquidation of the Company or the date on which such Series A Convertible Preferred Stock is otherwise re-acquired by the Company. The amount of the cumulative dividend accrued on the Series A Convertible Preferred Stock has been disclosed previously in the Company’s filings. The Company has corrected the calculation of basic and diluted EPS to include the accrued cumulative preferred dividends for the period. Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and has no impact on the Company’s financial position, results of operations and cash flows. Accordingly, no amendments to previously filed reports are required. However, the Company has elected to revise the historical condensed consolidated financial information presented herein to reflect the correction of this error for the prior periods presented and to conform to the current period presentation. As a result of this correction, for the three months ended June 30, 2017, basic and diluted loss per common share was corrected from a loss of $0.30 per share to a loss of $0.41 per share and for the six months ended June 30, 2017, basic and diluted loss per common share was corrected from a loss of $0.48 per share to a loss of $0.69 per share. As previously announced, if the GBG Transaction is consummated, the Tengram Stockholders have agreed to convert, in accordance with their respective terms, all of their shares of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock into shares of the Company’s common stock, which comprise all of such preferred stock that is currently issued and outstanding.

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

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated balance sheet as of January 1, 2018:

	Impact of changes in accounting policies
	Balances with adoption of ASC 606	Adjustments	Balances without adoption of ASC 606
Accounts receivable, net	$24,398	$2,152	$22,246
Inventories	31,389	(344)	31,733
Prepaid expenses and other current assets	5,584	752	4,832
Other assets	1,828	1,344	484
Accounts payable and accrued expenses	25,281	3,077	22,204
Other liabilities	3,606	52	3,554
Accumulated deficit	(17,421)	775	(18,196)

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2018:

Condensed Consolidated Statement of Operations	Impact of changes in accounting policies
	for the three months ended June 30, 2018			for the six months ended June 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606	As reported	Adjustments	Balances without adoption of ASC 606
Net sales	$35,965	$(161)	$35,804	$74,784	$(180)	$74,604
Cost of goods sold	21,485	(50)	21,435	44,103	(124)	43,979
Gross profit	14,480	(111)	14,369	30,681	(56)	30,625
Operating expenses
Selling, general and administrative	18,670	—	18,670	33,963	—	33,963
Depreciation and amortization	1,412	—	1,412	2,874	—	2,874
Total operating expenses	20,082	—	20,082	36,837	—	36,837
Operating loss	(5,602)	(111)	(5,713)	(6,156)	(56)	(6,212)
Interest expense	2,419	—	2,419	4,635	—	4,635
Other expense (income), net	103	—	103	102	—	102
Loss before income taxes	(8,124)	(111)	(8,235)	(10,893)	(56)	(10,949)
Income tax (benefit) provision	(2,440)	—	(2,440)	(1,124)	—	(1,124)
Net loss	$(5,684)	$(111)	$(5,795)	$(9,769)	$(56)	$(9,825)

Condensed Consolidated Balance Sheet	Impact of changes in accounting policies
as of June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Cash and cash equivalents	$5,029	$—	$5,029
Accounts receivable, net	18,067	(2,126)	15,941
Inventories	31,330	389	31,719
Prepaid expenses and other current assets	7,111	(672)	6,439
Property and equipment, net	7,690	—	7,690
Goodwill	8,409	—	8,409
Intangible assets, net	87,954	—	87,954
Other assets	2,207	(1,434)	773
Total assets	$167,797	$(3,843)	$163,954

Accounts payable and accrued expenses	$26,010	$(2,724)	$23,286
Short-term convertible note	—	—	—
Current portion of long-term debt	3,750	—	3,750
Line of credit	20,428	—	20,428
Convertible notes	14,521	—	14,521
Long-term debt, net of current portion	43,173	—	43,173
Deferred income taxes, net	5,355	—	5,355
Other liabilities	3,790	(288)	3,502
Total liabilities	117,027	(3,012)	114,015

Series A convertible preferred stock	5	—	5
Series A-1 convertible preferred stock	459	—	459
Common stock	1,408	—	1,408
Additional paid-in capital	75,676	—	75,676
Accumulated other comprehensive income (loss)	412	—	412
Accumulated deficit	(27,190)	(831)	(28,021)
Total equity	50,770	(831)	49,939
Total liabilities and equity	$167,797	$(3,843)	$163,954

Condensed Consolidated Statement of Cash Flows	Impact of changes in accounting policies
for the six months ended June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net loss	$(9,769)	$(56)	$(9,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,874	—	2,874
Amortization of deferred financing costs	220	—	220
Amortization of convertible notes discount	368	—	368
Paid-in-kind interest	828	—	828
Stock-based compensation	1,507	—	1,507
Provision for bad debts	96	—	96
Loss on disposal of assets	4	—	4
Deferred taxes	(1,318)	—	(1,318)
Changes in operating assets and liabilities:
Accounts receivable	6,176	173	6,349
Inventories	88	29	117
Prepaid expenses and other assets	(1,426)	90	(1,336)
Accounts payable and accrued expenses	321	—	321
Other liabilities	183	(236)	(53)
Net cash provided by operating activities	152	—	152

Net cash used in investing activities	(770)	—	(770)

Net cash used in financing activities	(2,683)	—	(2,683)

Effect of exchange rate changes on cash and cash equivalents	80	—	80

Net change in cash and cash equivalents	(3,221)	—	(3,221)

Cash and cash equivalents, at beginning of period	8,250	—	8,250
Cash and cash equivalents, at end of period	$5,029	$—	$5,029

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

Recently Issued Financial Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842),  which affects the accounting for leases and in July 2018, the FASB issued ASU No. 2018-10 which amends certain guidance under Topic 842. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. Early application is permitted. The Company is currently assessing the impact of the new standard on its condensed consolidated financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, administrative offices, retail stores, and showrooms as well as additional disclosure on all its lease obligations.

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

3.    Factored Accounts and Receivables

A&R Factoring Agreement

In January 2016, in connection with the RG Merger, the Company entered into the A&R Factoring Agreement with CIT, through its subsidiaries, Robert Graham and Hudson. Following the SWIMS acquisition, SWIMS became a party to the A&R Factoring Agreement pursuant to a joinder agreement dated November 16, 2016. The A&R Factoring Agreement provides that the Company sell and assign to CIT certain domestic accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, the

Company pays various factoring rates depending on the credit risk associated with the nature of the account. The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The A&R Factoring Agreement may be terminated by the Company upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter.

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Credit Assurance and Factoring Agreement between SWIMS and DNB Bank ASA (“DNB”), dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced international receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement is secured with (a) first-priority lien on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of June 30, 2018, SWIMS had outstanding financing commitments on NOK 10.9 million (approximately $1.3 million as of June 30, 2018) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Accounts receivable consists of the following (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Non-recourse receivables assigned to factor	$14,232	$19,566	$15,814
Client recourse receivables	1,841	1,473	1,900
Total receivables assigned to factor	16,073	21,039	17,714
Allowance for customer credits	(1,453)	(3,597)	(4,010)
Total factored accounts receivable, net	$14,620	$17,442	$13,704

Non-factored accounts receivable	$4,513	$5,974	$4,459
Allowance for customer credits	(625)	(863)	(997)
Allowance for doubtful accounts	(441)	(307)	(184)
Total non-factored accounts receivable, net	$3,447	$4,804	$3,278

Total accounts receivable, net	$18,067	$22,246	$16,982

Of the total amount of receivables sold by the Company as of June 30, 2018, December 31, 2017 and June 30, 2017, the Company holds the risk of payment of approximately $1.8 million, $1.5 million and $1.9 million, respectively, in the event of non-payment by the customers.

4.    Inventories

Inventories are valued at net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Finished goods	$30,123	$29,721	$28,382
Finished goods consigned to others	773	1,524	1,419
Work in progress	106	218	595
Raw materials	328	270	227
Total inventories	$31,330	$31,733	$30,623

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

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of goods sold and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the results of operations. There was no impairment charge recorded related to the retail stores during both the three and six months ended June 30, 2018 and 2017.

6.    Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The lives of the trade names are indefinite. Intangible assets as of June 30, 2018 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,897	$—	$65,897
Customer relationships	7 to 15 Years	35,103	13,093	22,010
Non-compete agreements	3 Years	135	88	47
Total		$101,135	$13,181	$87,954

Intangible assets as of December 31, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,812	$—	$65,812
Customer relationships	7 to 15 Years	35,081	11,629	23,452
Non-compete agreements	3 Years	133	65	68
Total		$101,026	$11,694	$89,332

Intangible assets as of June 30, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,688	$—	$65,688
Customer relationships	7 to 15 Years	35,050	10,158	24,892
Non-compete agreements	3 Years	131	42	89
Total		$100,869	$10,200	$90,669

Amortization expense related to the intangible assets amounted to approximately $0.7 million for both the three months ended June 30, 2018 and 2017 and approximately $1.5 million for both the six months ended June 30, 2018 and 2017.

As of June 30, 2018, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2018	Remainder of the year	$1,495
2019		2,956
2020		2,936
2021		2,932
2022		2,932
Thereafter		8,806
		$22,057

Goodwill consisted of the following as of June 30, 2018, December 31, 2017 and June 30, 2017 (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Beginning balance	$8,380	$8,271	$8,271
Foreign currency adjustments	29	109	69
Ending balance	$8,409	$8,380	$8,340

There was no impairment charge recorded related to intangible assets or goodwill during the three and six months ended June 30, 2018 and 2017.

7.     Contracts with Customers

The Company had contract assets and contract liabilities from customers of $1.4 million and $0.3 million, respectively, as of June 30, 2018. Upon adoption of ASC 606 as of January 1, 2018, the Company recorded contract assets and contract liabilities of $1.3 million and $0.1 million, respectively (see Note 2 – “Summary of Significant Accounting Policies” above for a further discussion on the adoption of ASC 606). Receivables from contracts with customers included in accounts receivable, net within the accompanying condensed consolidated balance sheet were $0.7 million and  $0.3 million as of June 30, 2018 and January 1, 2018, respectively.

The contract assets relate to the Company’s right to consideration in exchange for the Company’s completed performance under the contract and granting the right to use the intellectual property, but not billed as of the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. Receipt of payments from customers is based on minimum guarantee schedules as established in the contracts plus royalties earned on sales exceeding the minimum guarantee. The contract liabilities relate to the advance consideration received from customers for upfront license fees for which revenue is recognized on a straight-line basis over the term of the contract.

Significant changes in the contract assets and the contract liability balances during the six months ended June 30, 2018 are as follows (in thousands):

	Contract Assets	Contract Liabilities
Beginning balance at January 1, 2018	$1,344	$52
Revenue recognized from performance obligations satisfied in the current period	910	(18)
Transferred to accounts receivables from contract assets recognized at the beginning of the period	(757)	—
Contract liabilities recognized related to upfront license fees	—	300
Other	(63)	(46)
Ending balance at June 30, 2018	$1,434	$288

The Company evaluates contract assets and receivables from contracts with customers for impairment each period. There was no impairment of contract assets or receivables from contracts with customers during the three and six months ended June 30, 2018.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 (in thousands). Revenue expected to be recognized related to variable consideration for sales-based royalty promised in exchange for a license of intellectual property is not included in the table below. License arrangements in which royalty revenue is recognized based on actual sales extend through December 2023. Revenue recognized for variable consideration under license arrangements for the three and six months ended June 30, 2018 was $0.4 million and $0.8 million, respectively.

	Remainder of
	2018	2019	2020	2021	2022	Total
Royalty license contracts with customers	$942	1,767	1,751	1,035	283	$5,778

8.    Debt

The payment schedule of the Company’s line of credit, long-term debt and convertible notes as of June 30, 2018 is as follows (in thousands):

	Payments Due by Period					Deferred	Original
	Remainder of					Financing	Issue	Carrying
	2018	2019	2020	2021	Total	Costs, Net	Discount, Net	Value
Line of credit	$538	$—	$20,206	$—	$20,744	$316	$—	$20,428
Long-term debt	1,875	3,750	5,000	37,000	47,625	702	—	46,923
Convertible notes	—	—	—	17,685	17,685	—	3,164	14,521
Total	$2,413	$3,750	$25,206	$54,685	$86,054	$1,018	$3,164	$81,872

Line of Credit and Long-Term Debt – ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, the Company and certain of its subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 3 – Factored Accounts and Receivables” for a discussion of the A&R Factoring Agreement.

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provides for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  The availability under the Revolving Facility as of June 30, 2018 was $6.5 million. Borrowings under the Revolving Facility and the Term Facility totaled  $20.2 million and $47.6 million as of June 30, 2018, respectively.

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

To permit the acquisition of SWIMS, on July 18, 2016, the Company entered into amendments to the ABL Credit Agreement and the Term Credit Agreement. Additionally, on March 27, 2017 and March 27, 2018, the Company entered into further amendments to these agreements to modify certain defined terms, add a liquidity covenant, revise certain other covenants and modify the applicable base and LIBOR rates. As of June 30, 2018, in connection with management’s attention and the expenses incurred related to our evaluation and entering into a Purchase Agreement with GBG and GBG USA, to purchase a significant part of GBG’s and its subsidiaries’ North American business, the Company was not in compliance with certain financial covenants included in the ABL Credit Agreement and the Term Credit Agreement. On August 13, 2018, the Company received a waiver related to its failure to comply with certain required financial covenants applicable to its second quarter obligations. For additional information, see “Part II. Other Information – Item 5. Other Information.”

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

The Modified Convertible Notes are structurally and contractually subordinated to the Company’s senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (which increased to 7% as of October 1, 2016 with respect to the Modified

Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP (“Fireman”)), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that the Company may, in its sole discretion, elect to pay 100% of such interest in cash. Beginning on January 28, 2016, the Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at the Company’s election.

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

The following table is a summary of the recorded value of the Modified Convertible Notes as of June 30, 2018 (in thousands). The value of the convertible notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

June 30, 2018
Modified Convertible Notes - face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued	1,212
Accumulated accretion of original issue debt discount	1,509
Modified Convertible Notes value	$14,521

Short-Term Convertible Note

In connection with the acquisition of SWIMS® in July 2016, the Company entered into certain financing arrangements with Tengram Capital Fund II, L.P. (“Tengram II”), an entity affiliated with the holder of the Company’s Series A Convertible Preferred Stock, TCP Denim, LLC, including a convertible note issued to Tengram II on July 18, 2016 (the “SWIMS Convertible Note”). The SWIMS Convertible Note accrued interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and was convertible, at Tengram II’s option or on the revised maturity date of January 18, 2018, which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into newly issued shares of our Series A-1 preferred stock, par value $0.10 per share (the “Series A-1 Preferred Stock”), at a conversion price of $3.00 per share.

On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the Convertible Note was settled in its entirety. The Series A-1 Preferred Stock is convertible into shares of the Company’s common stock, par value $0.10 per share (the “Common Stock”), at an initial price of $3.00 per share (subject to adjustment), is entitled to dividends at a rate of 10% per annum payable quarterly in arrears, is senior to the common stock upon liquidation and has voting rights on an as-converted basis alongside its common stock.

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB, dated January 27, 2016 (the “SWIMS Overdraft Agreement”). The SWIMS Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of June 30, 2018) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The SWIMS Overdraft Agreement is secured with (a) first-priority liens on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0  million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). For more information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables.” The SWIMS Overdraft Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of June 30, 2018, the outstanding balance on the facility governed by the SWIMS Overdraft Agreement was NOK 4.4 million (approximately $0.5 million).

Total Interest Expense

The following table is a summary of total interest expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contractual coupon interest	$2,121	$1,939	$4,047	$3,689
Amortization of discounts and deferred financing costs	298	268	588	565
Total interest expense	$2,419	$2,207	$4,635	$4,254

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

The following table presents the fair value hierarchy for liabilities measured at fair value on a non-recurring basis as of June 30, 2018, December 31, 2017 and June 30, 2017 (in thousands):

		Carrying Value			Fair Value
		June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
Financial Instrument	Level	2018	2017	2017	2018	2017	2017
Convertible notes - short-term	3	$—	$13,694	$13,436	$—	$13,694	$13,436
Convertible notes - long-term	3	14,521	13,866	13,242	11,700	11,700	11,250
		$14,521	$27,560	$26,678	$11,700	$25,394	$24,686

The key assumptions for determining the fair value at June 30, 2018 included the remaining time to maturity of 3.12 years, volatility of 60%, and the risk-free interest rate of  2.04%.

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

As of June 30, 2018, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the Amended and Restated Plan; and (ii) 1,133,078 shares of common stock issuable under the 2016 Stock Incentive Plan. As of June 30, 2018,  no shares remained available for grant under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the six months ended June 30, 2018 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2018	444	70,277	70,721
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding at June 30, 2018	444	70,277	70,721

The following table summarizes stock option activity for all incentive plans for the six months ended June 30, 2018 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2018	70,721	$4.07
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2018	70,721	$4.07	4.05	$—
Exercisable at June 30, 2018	70,721	$4.07	4.05	$—

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. A total of $0 and $7 thousand stock-based compensation expense related to stock options was recognized during the three months ended June 30, 2018 and 2017, respectively. A total of $0 and $15 thousand stock-based compensation expense related to stock options was recognized during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was no unrecognized compensation cost related to unvested stock options.

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

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2018 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	745,702	$3.68
Granted	1,023,485	1.23
Vested	891,723	1.85
Forfeited	—	—
Outstanding at June 30, 2018	877,464	$2.69

A total of $0.9 million and $0.5 million of stock-based compensation expense was recognized related to RSUs during the three months ended June 30, 2018  and 2017, respectively. A total of $1.5 million and $0.9 million of stock-based compensation expense was recognized related to RSUs during the six months ended June 30, 2018  and 2017, respectively. As of June 30, 2018, there was $1.6 million of total unrecognized compensation cost related to unvested Restricted Stock Units. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 1.6 years.

Performance Share Units

The Company granted 513,678 performance share units during 2016, which vest over three years if the performance targets set by the Compensation Committee are met. If less than 80 percent of the performance targets are reached, zero percent of the performance share units will vest. Unvested performance share units in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. As of June 30, 2018, it is not deemed probable that the performance targets will be met, none of the shares have vested, and no expense has been recognized.

Series A Preferred Stock

In connection with the RG Merger, the Company entered into the RG Stock Purchase Agreement with TCP Denim, LLC pursuant to which the Company issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock”) for an aggregate purchase price of $50.0 million in cash. The proceeds from the sale of Series A Preferred Stock were used to consummate the RG Merger. Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. To date, the Board of Directors or a duly authorized committee thereof has not declared any dividends on the Series A Preferred Stock. Additionally, if the Board of Directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations.

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

As previously announced, if the GBG Transaction is consummated, the Tengram Stockholders have agreed to convert, in accordance with their respective terms, all of their shares of Series A Preferred Stock into shares of the Company’s common stock.

Series A-1 Preferred Stock

On January 18, 2018, the SWIMS Convertible Note originally issued on July 18, 2016 to Tengram II, as amended, with a principal amount of $13.0 million, matured and automatically converted into newly issued shares of Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is currently convertible on a one-to-one basis into shares of Common Stock. Under the form of certificate of designation for the Series A-1 Preferred Stock, each share of Series A-1 Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. To date, the Board of Directors or a duly authorized committee thereof has not declared any dividends on the Series A-1 Preferred Stock. Additionally, if the Board of Directors declares or pays a dividend on the common stock, then each holder of the Series A Preferred Stock will be entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock is entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. The Series A-1 Preferred Stock is senior to the Common Stock upon a liquidation and has as-converted voting rights alongside the Common Stock.

As previously announced, if the GBG Transaction is consummated, the Tengram Stockholders have agreed to convert, in accordance with their respective terms, all of their shares of Series A-1 Preferred Stock into shares of the Company’s common stock.

Warrants

The Company issued warrants in conjunction with the acquisition and financing of SWIMS that are currently exercisable and have been classified as equity.

In connection with the SWIMS acquisition, the Company issued to Tengram II a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (the “SWIMS Warrant”) and has an estimated fair value of $465 thousand. The Company determined the fair value of the warrant at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $3.00 per share, an expected life (term) of 5 years, a volatility rate of 50%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 1.14%.  In addition, a 20% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period. The SWIMS Warrant expires on July 18, 2021.

Also in connection with the SWIMS acquisition, the Company issued to the shareholders of SWIMS (the “SWIMS Sellers”) warrants for the purchase of 150,000 shares of common stock with an exercise price of $5.47 per share that have an estimated fair value of $45 thousand. The Company determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $5.47 per share, an expected life (term) of 3 years, a volatility rate of 45%, based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 0.85%.  In addition, a 10% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period. The SWIMS Sellers warrants expire on July 18, 2019.

11.    Loss per Share

Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding stock options, unvested RSUs, unvested PSUs, warrants, convertible Series A Preferred Stock, convertible Series A-1 Preferred Stock and shares issuable upon the assumed conversion of the Modified Convertible Notes and the SWIMS Convertible Note. Loss per share for the three and six months ended June 30, 2017 has been corrected to include the effect of the preferred dividends, see “Note 2 – Summary of Significant Accounting Policies” for additional information. A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic loss per share computation
Numerator:
Net loss	$(5,684)	$(4,054)	$(9,769)	$(6,404)
Less: preferred dividends	(1,847)	(1,366)	(3,609)	(2,717)
Net loss attributable to common stockholders	$(7,531)	$(5,420)	$(13,378)	$(9,121)
Denominator:
Weighted average common shares outstanding	13,980	13,309	13,766	13,298

Loss per common share - basic	$(0.54)	$(0.41)	$(0.97)	$(0.69)

Diluted loss per share computation
Numerator:
Net loss	$(5,684)	$(4,054)	$(9,769)	$(6,404)
Less: preferred dividends	(1,847)	(1,366)	(3,609)	(2,717)
Net loss attributable to common stockholders	$(7,531)	$(5,420)	$(13,378)	$(9,121)
Denominator:
Weighted average common shares outstanding	13,980	13,309	13,766	13,298
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, Series A-1, convertible notes	—	—	—	—
Dilutive common shares	13,980	13,309	13,766	13,298

Loss per common share - diluted	$(0.54)	$(0.41)	$(0.97)	$(0.69)

The following potential shares of common stock were excluded from diluted EPS as the Company had a net loss for the period (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Outstanding stock options	71	150	71	150
Unvested RSUs	877	1,122	877	1,122
Unvested PSUs	403	458	403	458
Outstanding warrants	650	650	650	650
Convertible Series A Preferred Stock	4,480	4,480	4,480	4,480
Convertible Series A-1 Preferred Stock	4,588	—	4,588	—
Modified Convertible Notes	1,268	1,227	1,268	1,227
SWIMS Convertible Note	—	4,479	—	4,479

Loss per Share under Two−Class Method

The Series A and Series A-1 Convertible Preferred Stock have the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, are considered participating securities. Both the Series A and Series A-1 Convertible Preferred Stock are included in the computation of basic and diluted loss per share pursuant to the two-class method. Holders of the Series A and Series A-1 Convertible Preferred Stock do not participate in undistributed net losses because they are not contractually obligated to do so.

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

The following table provides a reconciliation of net loss to preferred stockholders and common stockholders for purposes of computing net loss per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(5,684)	$(4,054)	$(9,769)	$(6,404)
Less: preferred dividends	(1,847)	(1,366)	(3,609)	(2,717)
Net loss attributable to stockholders	(7,531)	(5,420)	(13,378)	(9,121)
Participating securities - Series A and Series A-1 Convertible Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	$(7,531)	$(5,420)	$(13,378)	$(9,121)

Denominator:
Weighted average common shares outstanding	13,980	13,309	13,766	13,298

Loss per common share - basic and diluted under two-class method	$(0.54)	$(0.41)	$(0.97)	$(0.69)

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

Effective January 1, 2018, the Tax Act creates a new requirement to include in U.S. income global intangible low-taxed income (GILTI). The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either (1) treat taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method to record the tax effects of GILTI in its financial statements. For the three and six months ended June 30, 2018, GILTI related to current-year operations only is included in the estimated annual effective tax rate.

The effective tax rate from operations was a benefit of 30% for the three months ended June 30, 2018 compared to an expense of 68% for the three months ended June 30, 2017. The effective tax rate from operations was a benefit of 10% for the six months ended June 30, 2018 compared to an expense of 34% for the six months ended June 30, 2017. The difference in the effective tax rate for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, was primarily due to a change in the ratio of year-to-date losses to forecasted losses.  The projected tax expense for the year predominately consists of current state and foreign tax expenses and deferred taxes associated with the Company’s foreign subsidiary and the Company’s deferred tax liability for indefinite lived intangible assets.

A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance, excluding a portion of the deferred tax liabilities for long-lived intangibles, unless they can be scheduled to reverse against deferred tax assets with unlimited carryforward periods. The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary, as the Company does not expect to remit earnings and profits for such subsidiary to the U.S. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

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

At June 30, 2018, December 31, 2017 and June 30, 2017, the Company had $0.1 million of certain unrecognized tax benefits, included as a component of accounts payable and accrued expenses within the accompanying condensed consolidated balance sheets. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examination by taxing authorities for years prior to 2013.

13.    Segment Reporting

The following table contains summarized financial information by reportable segment (in thousands):

		Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Net sales:
Wholesale		$23,821	$25,374	$52,399	$56,517
Consumer Direct		11,237	10,425	20,694	18,771
Corporate and other		907	654	1,691	1,267
		$35,965	$36,453	$74,784	$76,555
Gross profit:
Wholesale		$6,644	$8,738	$16,094	$21,555
Consumer Direct		6,929	6,827	12,896	12,000
Corporate and other		907	654	1,691	1,267
		$14,480	$16,219	$30,681	$34,822
Operating expenses:
Wholesale		$2,781	$3,168	$6,366	$7,629
Consumer Direct		5,986	5,997	11,890	12,383
Corporate and other		11,315	7,277	18,581	15,339
		$20,082	$16,442	$36,837	$35,351
Operating income (loss):
Wholesale		$3,863	$5,570	$9,728	$13,926
Consumer Direct		943	830	1,006	(383)
Corporate and other		(10,408)	(6,623)	(16,890)	(14,072)
		$(5,602)	$(223)	$(6,156)	$(529)
Capital expenditures:
Wholesale		$38	$5	$156	$15
Consumer Direct		83	135	176	294
Corporate and other		152	141	329	228
		$273	$281	$661	$537

	June 30, 2018	December 31, 2017	June 30, 2017
Total assets:
Wholesale	$50,154	$53,958	$47,812
Consumer Direct	6,978	7,633	8,438
Corporate and other	110,665	112,083	112,299
	$167,797	$173,674	$168,549

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

On a quarterly basis, the Company reviews its legal proceedings and claims to determine if an unfavorable outcome is considered “remote,” “reasonably possible” or “probable” as defined by U.S. GAAP. If it is determined that an unfavorable outcome is probable and is reasonably estimable, potential litigation losses are accrued for. The liability the Company may ultimately incur with respect to such litigation matters, in the event of a negative outcome, may be in excess of amounts accrued for, if at all. If it is determined an unfavorable outcome is not probable or reasonably estimable, no accrual is made.

15.    Related Party Transactions

Peter Kim

The Company entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Founder and Vice Chairman of Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, the Company entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim.  Mr. Kim’s employment agreement was amended on June 16, 2017. Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of common stock issuable upon conversion of his Modified Convertible Notes. See “Note 8 – Debt.” As of June 30, 2018, the amount outstanding under the convertible note payable to Mr. Kim was $9.0 million with accrued interest of $146 thousand.

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

Registration Rights Agreement

On the closing date of the RG Merger, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are one of the major stockholders of the Company, the noteholders party to the Rollover Agreement (including Mr. Kim and Fireman) and Michael Buckley, the Company’s Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, the Company is required to provide certain demand and piggyback registration rights to the parties to the Registration Rights Agreement. In particular, if demanded, the Company is required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of our common stock (i) issued to the parties to the Registration Rights Agreement in connection with the RG Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Convertible Preferred Stock and the Modified Convertible Notes. Prior to the closing date of the RG Merger, the Company had a substantially similar registration rights agreement with the holders of the original convertible notes, which included Fireman and Mr. Kim.

Employment Agreements with Officers

The Company entered into employment agreements with Mr. Buckley, Mr. Kim and Mr. Ross, the Company’s Chief Financial Officer. The agreements have varying initial terms, but Mr. Buckley’s and Mr. Ross’s contain automatic one-year renewals, unless terminated by either party, and provide for minimum base salaries adjusted for annual increases, incentive bonuses based upon the attainment of specified goals, and severance payments in the event of termination of employment, as defined in the employment contracts.

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is affiliated with our largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request.  For the three months ended June 30, 2018 and 2017, the Company incurred expenses of  $59 thousand and $39 thousand related to reimbursement of expenses, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred expenses of  $59 thousand and $62 thousand related to reimbursement of expenses, respectively.

SWIMS® Transaction

In connection with the acquisition of SWIMS in July 2016, the Company entered into certain financing arrangements with Tengram II, an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC. On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the SWIMS Convertible Note was settled in its entirety. As previously announced, if the GBG Transaction is consummated, the Tengram Stockholders have agreed to convert, in accordance with their respective terms, all of their shares of Series A-1 Preferred Stock into shares of the Company’s common stock.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the parties’ ability to close the GBG Transaction, including the receipt and terms and conditions of any required governmental approval of or required financing for the proposed GBG Transaction that could reduce anticipated benefits or cause the parties to abandon the GBG Transaction; the diversion of management’s time and attention from our ongoing business during this time period; the impact of the GBG Transaction on our stock price; the anticipated benefits of the GBG Transaction on our financial results, business performance and product offerings, our ability to successfully integrate GBG’s business and realize cost savings and any other synergies; the risk that the credit ratings of the combined company or its subsidiaries may be different from what we expect; the risk of intense competition in the denim and premium lifestyle apparel industries; the risk that our substantial indebtedness could adversely affect our financial performance and impact our ability to service our indebtedness; the risks associated with our foreign sourcing of our products and the implementation of foreign production for Hudson’s products, including in light of potential changes in international trade relations proposed to be implemented by the U.S. government; risks associated with our third-party distribution system; continued acceptance of our product, product demand, competition, capital adequacy, general economic conditions and the potential inability to raise additional capital if required; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; risks related to our reliance on a small number of large customers; risks related to our ability to implement successfully any growth or strategic plans; risks related to our ability to manage our inventory effectively; the risk of cyber-attacks and other system risks; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our pledge of all our tangible and intangible assets as collateral under our financing agreements; risks related to our ability to generate positive cash flow from operations; risks related to a possible oversupply of denim in the marketplace;  and the other risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”).

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2018 and 2017. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

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

We operate retail stores for our Robert Graham® and SWIMS® brands. As of August 14, 2018, we operated 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and 2 SWIMS® brand outlet stores. We will open a company operated full price SWIMS® store later this year. We also license the SWIMS® brand name and products for sale in 8 SWIMS® branded retail stores internationally.

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

Recent Developments

On June 27, 2018, we entered into a definitive purchase agreement with Global Brands Group Holding Limited, a Hong Kong listed company (“GBG”), to acquire a significant part of GBG’s North American licensing business (the “GBG Business”), comprised of licensed brands such as Disney, Star Wars, Calvin Klein, Under Armour, Tommy Hilfiger, BCBG, bebe, Joe’s, Buffalo David Bitton, Frye, Michael Kors, Cole Haan and Kenneth Cole, for a purchase price of $1.38 billion, subject to adjustment (the “GBG Transaction”). The GBG Transaction is expected to close in the third quarter of 2018, which will result in the combination of the Business with our existing omnichannel platform, comprised of the Robert Graham, Hudson and Swims brands.

Ares Capital Management LLC (“Ares”), HPS Investment Partners, LLC (“HPS”) and GSO Capital Partners LP (“GSO”), on one hand, and Differential Brands Group Inc., on the other hand, entered into Debt Commitment Letters, pursuant to which, subject to the terms and conditions set forth therein, Ares, HPS and GSO have agreed to provide fully committed debt financing for the GBG Transaction (the “Debt Financing”). Among the conditions to the funding of the Debt Financing, we agreed to raise an aggregate of $150 million of equity capital in the form of cash investments in shares of our common stock (such equity issuance, together with shares of our common stock to be issued to GSO in connection with the Debt Financing, the “Equity Issuance”). Concurrently with the Equity Issuance, certain affiliates of Tengram Capital Partners, L.P. (the “Tengram Stockholders”) have also agreed to convert, in accordance with their respective terms, all of their shares of Series A Preferred Stock and Series A-1 Preferred Stock into shares of our common stock. Following such conversion and pro forma for the GBG Transaction, we will not have any shares of preferred stock issued and outstanding.

The closing of the GBG Transaction is subject to satisfaction or waiver of customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (ii) the approval of the GBG Transaction by GBG’s stockholders in accordance with applicable Hong Kong listing rules; (iii) the approval of the Equity Issuance by our stockholders pursuant to NASDAQ listing requirements; (iv) each of GBG and us having delivered all required closing deliverables (including certain third party consents in the case of GBG); and (v) the entry into a mutually agreed transition services agreement. We are working towards satisfying the required closing conditions and expects to close the GBG Transaction in the third quarter of 2018.  As of the date of this filing, (i) the parties were granted early termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act effective as of August 10, 2018, (ii) the Company has received requisite shareholder approval under NASDAQ listing standards for the issuance of up to 60 million shares of the Company’s common stock (assuming a maximum offering size of up to $175 million) in connection with the GBG Transaction and has filed a preliminary information statement with the Securities and Exchange Commission related thereto, and (iii) GBG has received requisite approval of the GBG Transaction from its shareholders at a recently scheduled meeting of its shareholders held on August 2, 2018.  There can be no assurance that all of the closing conditions required to be satisfied or waived in order to consummate the GBG Transaction will be satisfied or waived or that if such closing conditions are satisfied or waived that the GBG Transaction will be consummated.

Correction of an Immaterial Error

During the 2017 year end close, we determined that basic and diluted EPS had been incorrectly stated in the prior period financial statements. Historically, cumulative preferred dividends for the period were not included in the Company’s calculation of EPS. However, in accordance with ASC 260, Earnings per Share, income available to common stockholders shall be computed by deducting the dividends accumulated for the period on cumulative preferred stock. Our Series A Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors, payable at an annual rate of 10% through the date on which the liquidation preference is paid to the holder in connection with the liquidation of the Company or the date on which such Series A Preferred Stock is otherwise reacquired by the Company. The amount of the cumulative dividend on the Series A Preferred Stock has been disclosed previously in the Company’s filings. We have corrected the calculation of basic and diluted EPS to include the cumulative preferred dividends for the period. Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the presentation and disclosures, and has no impact on our financial position, results of operations and cash flows. Accordingly, no amendments to previously filed reports were required. However, we elected to revise the historical condensed consolidated financial information presented herein to reflect the correction of this error for the prior periods presented and to conform to the current period presentation. As a result of this correction, for the three months ended June 30, 2017, basic and diluted loss per common share was corrected from a loss of $0.30 per share to a loss of $0.41 per share and for the six months ended June 30, 2017, basic and diluted loss per common share was corrected from a loss of $0.48 per share to a loss of $0.69 per share.

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

Consumer Direct

Our Consumer Direct segment is comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores, our ecommerce site, www.robertgraham.us and through the circulation of over 700,000 catalogs distributed seasonally throughout the United States.  As this segment generates higher gross margin rates and provides us greater control of our brand product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of August 14, 2018, including 18 full price stores and 12 outlet stores. We have expanded the ecommerce part of the Consumer Direct segment through direct digital, creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, our Consumer Direct segment is comprised of sales of our Hudson® products to consumers through our ecommerce site at www.hudsonjeans.com, and sales of our SWIMS® products to consumers through our ecommerce site at www.swims.com and our two Company operated outlet stores.

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

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. These tables should be read in conjunction with the discussion that follows:

	Three months ended June 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales	$35,965	$36,453	$(488)	(1)%
Cost of goods sold	21,485	20,234	1,251	6
Gross profit	14,480	16,219	(1,739)	(11)
Gross margin	40%	44%
Operating expenses
Selling, general and administrative	18,670	14,915	3,755	25
Depreciation and amortization	1,412	1,527	(115)	(8)
Total operating expenses	20,082	16,442	3,640	22
Operating loss	(5,602)	(223)	(5,379)	2,412
Interest expense	2,419	2,207	212	10
Other expense (income), net	103	(12)	115	(958)
Loss before income taxes	(8,124)	(2,418)	(5,706)	236
Income tax (benefit) provision	(2,440)	1,636	(4,076)	(249)
Net loss	$(5,684)	$(4,054)	$(1,630)	40%

	Three months ended June 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$23,821	$25,374	$(1,553)	(6)%
Consumer Direct	11,237	10,425	812	8
Corporate and other	907	654	253	39
	$35,965	$36,453	$(488)	(1)%
Gross profit:
Wholesale	$6,644	$8,738	$(2,094)	(24)%
Consumer Direct	6,929	6,827	102	1
Corporate and other	907	654	253	39
	$14,480	$16,219	$(1,739)	(11)%
Operating expenses:
Wholesale	$2,781	$3,168	$(387)	(12)%
Consumer Direct	5,986	5,997	(11)	(0)
Corporate and other	11,315	7,277	4,038	55
	$20,082	$16,442	$3,640	22%
Operating income (loss):
Wholesale	$3,863	$5,570	$(1,707)	(31)%
Consumer Direct	943	830	113	14
Corporate and other	(10,408)	(6,623)	(3,785)	57
	$(5,602)	$(223)	$(5,379)	2,412%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Sales

Net sales decreased by 1% to $36.0 million for the three months ended June 30, 2018 from $36.5 million for the same quarter last year. The $0.5 million net sales decrease was driven by a 6% decrease in our Wholesale segment that was offset by an 8% increase in our Consumer Direct segment. By brand, Hudson overall net sales declines of 18%, impacted by most Hudson segment channels, offset 10% and 57% overall net sales gains at Robert Graham and SWIMS, respectively. All channels within segments at Robert Graham and SWIMS improved during the quarter.

Wholesale segment net sales declined by 6% to $23.8 million for the three months ended June 30, 2018 from $25.4 million for the same quarter in the prior year. The $1.6 million decrease related to less revenue from the Hudson brand as sales to major department stores dropped due to a shift in business from higher comparable unit volumes at brick-and-mortar to less unit volumes at ecommerce. This shift in focus, coupled with lower average unit wholesale prices on flat off-price shipped unit volume and the exit from the European market led to a 20% decline for the Hudson Wholesale segment. This decline offset robust Wholesale net sales gains of 11% and 64% at Robert Graham and SWIMS, respectively. Robert Graham wholesale net sales gains were best at specialty doors as we experienced positive reception to Spring product which resulted in an uptick in replenishment orders versus last year.  In addition, Robert Graham cleared the remainder of Spring and prior season goods through the off-price market resulting in a very clean inventory position as we head into Fall.  SWIMS received the benefit of a delivery timing shift from the first quarter 2018 to the second quarter as approximately $700 thousand of net sales shifted quarters relative to the prior year’s schedule shipments in the same quarters. SWIMS continued to post gains across both its US and Europe distribution network as the brand’s expanded assortment was met positively by customers and we continue to build brand awareness through the addition of new customer accounts in the US market.

Consumer Direct net sales increased by 8% to $11.2 million for the three months ended June 30, 2018 from $10.4 million for the same quarter in the prior year. The $800 thousand increase was driven by 7% comparable store net sales at Robert Graham retail stores with outlet stores up 11% and full price stores up 4%. Comparable store increases at Robert Graham were driven by improvements in customer conversion even though foot traffic in our stores was flat to the same quarter last year. In addition, during the second quarter of 2018, SWIMS retail store sales increased 49% with its comparable store sales improving 20%. SWIMS store increases were driven by improvements in both conversion rates and foot traffic. Ecommerce net sales improved 12% during the quarter. Robert Graham and SWIMS ecommerce net sales increases of 19% and 36%, respectively, offset Hudson ecommerce declines of 14%. Robert Graham ecommerce improvements were driven by improved traffic to its website and a higher average order value. SWIMS improvements were attributable to an increase in site traffic, transactions and average order value. Hudson declines were driven by less site traffic and lower conversion rates. Hudson ecommerce average order value increased as we strategically were less promotional in the period compared to the same period last year.

Corporate and other net sales rose 39% for the three months ended June 30, 2018 to $0.9 million from $0.7 million for the same quarter last year. Corporate and other net sales consists of licensing revenue.

Gross Profit

Gross profit declined by $1.7 million, or 11%, to $14.5 million for the three months ended June 30, 2018 from $16.2 million for the same quarter last year. The decrease in gross profit was attributable to a 1% decline in net sales during the quarter and a lower gross profit margin. Gross profit margin was 40.3% for the three months ended June 30, 2018 versus 44.5% for same quarter in the prior year.  Declines in gross profit margin were attributable to the change in mix of net sales more weighted toward off price distribution channels versus the same quarter last year. Sales to the off price channel allowed our brands to clear Spring and prior season inventory. We feel inventory levels at June 30, 2018 are appropriate, up 2% over inventory levels on the same date in the prior year. Corporate and other gross profit increased by 39% to $0.9 million for the second quarter of fiscal 2018, compared to $0.7 million in the same quarter for the prior year, due to an increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, professional fees, stock-based compensation, factor and bank fees, acquisition costs and other costs including supplies and services purchased, and (ii) depreciation and amortization.

Operating expenses increased by 22% to $20.1 million for the three months ended June 30, 2018 from $16.4 million for the three months ended June 30, 2017. The $3.6 million increase in operating expenses was attributable to additional stock compensation expense of $0.4 million compared to the second quarter last year and $4.6 million in acquisition related costs incurred in the second quarter of 2018 related to the Purchase and Sale Agreement entered into with GBG on June 27, 2018. The acquisition contemplated by the Purchase and Sale Agreement is expected to close in the third quarter of 2018, which will result in the combination of a significant part of GBG’s and its subsidiaries’ North American business with the Company’s existing platform. This was partially offset by cost savings including a $0.6 million decrease in selling expenses, a $0.3 million decrease in administrative expenses, a $0.1 million decrease in direct retail store costs and $0.1 million savings on ecommerce fixed infrastructure.

Depreciation and amortization expense, as a percent of net sales, was 3.9% from 4.2% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017.

Interest Expense

Interest expense increased to $2.4 million for the three months ended June 30, 2018 from $2.2 million for the three months ended June 30, 2017,  due to higher interest rates related to our credit facilities and the amortization of debt discounts and deferred financing costs related to those facilities and the convertible notes.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 30% for the three months ended June 30, 2018 compared to an expense of 68% for the three months ended June 30, 2017.  The difference in the effective tax rate for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

Net Loss

We generated a net loss of $5.7 million for the three months ended June 30, 2018, compared to a net loss of $4.1 million for the three months ended June 30, 2017.

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales	$74,784	$76,555	$(1,771)	(2)%
Cost of goods sold	44,103	41,733	2,370	6
Gross profit	30,681	34,822	(4,141)	(12)
Gross margin	41%	45%
Operating expenses
Selling, general and administrative	33,963	32,319	1,644	5
Depreciation and amortization	2,874	3,032	(158)	(5)
Total operating expenses	36,837	35,351	1,486	4
Operating loss	(6,156)	(529)	(5,627)	1,064
Interest expense	4,635	4,254	381	9
Other expense, net	102	11	91	827
Loss before income taxes	(10,893)	(4,794)	(6,099)	127
Income tax (benefit) provision	(1,124)	1,610	(2,734)	(170)
Net loss	$(9,769)	$(6,404)	$(3,365)	53%

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$52,399	$56,517	$(4,118)	(7)%
Consumer Direct	20,694	18,771	1,923	10
Corporate and other	1,691	1,267	424	33
	$74,784	$76,555	$(1,771)	(2)%
Gross profit:
Wholesale	$16,094	$21,555	$(5,461)	(25)%
Consumer Direct	12,896	12,000	896	7
Corporate and other	1,691	1,267	424	33
	$30,681	$34,822	$(4,141)	(12)%
Operating expenses:
Wholesale	$6,366	$7,629	$(1,263)	(17)%
Consumer Direct	11,890	12,383	(493)	(4)
Corporate and other	18,581	15,339	3,242	21
	$36,837	$35,351	$1,486	4%
Operating income (loss):
Wholesale	$9,728	$13,926	$(4,198)	(30)%
Consumer Direct	1,006	(383)	1,389	(363)
Corporate and other	(16,890)	(14,072)	(2,818)	20
	$(6,156)	$(529)	$(5,627)	1,064%

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Sales

Net sales decreased by 2% to $74.8 million for the six months ended June 30, 2018 from $76.6 million for the same period last year. The $1.8 million net sales decrease was driven by a 7% or $4.1 million decline of net sales at our Wholesale segment.  This decrease more than offset a 10% or $1.9 million net sales increase in the Consumer Direct segment attributable to a retail store net sales increase of 12% across Robert Graham and SWIMS full price and outlet stores and a 6% ecommerce net sales increase.

Wholesale segment net sales declined by 7% to $52.4 million for the six months ended June 30, 2018 from $56.5 million for the same period in the prior year. This $4.1 million decrease primarily related to less revenue from our Hudson brand as sales to major department stores dropped due to a shift in business from brick-and-mortar to online channels. Navigation of this shift is on-going for Hudson as it is selling into less department store ‘doors’ but increasing volume to the respective department stores’ on-line channels. In addition, Hudson strategically discontinued the majority of its European distribution to better concentrate on US opportunities. While the European volume overall is not material to the segment as a whole, the impact was a decrease of $1.1 million net sales for the six months ended June 30, 2018 versus the same period last year. Robert Graham and SWIMS wholesale net sales both increased $0.9 million for the first half of 2018 compared to the same period last year, primarily due to each brand selling more unit volume into off-price channels than in the same period last year.

Consumer Direct net sales increased by 10% to $20.7 million for the six months ended June 30, 2018 from $18.8 million for the same period in the prior year. The increase was driven by a 12% increase in overall retail store net sales and a 6% increase in ecommerce sales. The store increase was attributable to a 10% increase at full price stores and a 16% increase at off price stores.  Robert Graham store increases were driven by improvements in conversion rates and foot traffic in stores. In addition, during the first six months of 2018, SWIMS retail store sales increased 66% both from improved volume in its comparable store and the inclusion of a non-comparable store that was not open during the full quarter last year. SWIMS store increases were driven by improvements in conversion rates, transaction value and foot traffic. Ecommerce net sales improved 6% during the quarter. Robert Graham and SWIMS ecommerce net sales increases of 19% and 44%, respectively, offset Hudson ecommerce declines of 28%. Robert Graham ecommerce improvements were driven by improved conversion and a higher average order value. SWIMS improvements were attributable to an increase in site traffic, transactions and conversion rates. Hudson declines were primarily driven by less site traffic, conversion and order volume while average order values increased double digits as the brand was less strategically promotional than in the same period last year.

Corporate and other net sales increased by 33% for the six months ended June 30, 2018 to $1.7 million from $1.3 million in the same period last year. Corporate and other net sales consists of licensing revenue.

Gross Profit

Gross profit declined by $4.1 million, or 12%, to $30.7 million for the six months ended June 30, 2018 from $34.8 million for the same period last year. The decrease in gross profit was attributable to a 2% decline in net sales during the six months, the impact of a one-time benefit of $1.4 million recorded in the comparable period last year, and lower gross margins due to a greater net sales penetration to off price distribution channels.  The one-time benefit in the prior year’s six month period related to a change in inventory valuation. Gross profit margin was 41.0% for the six months ended June 30, 2018 versus 45.5% for same period in the prior year.  Declines in gross profit margin were attributable to last year’s one-time benefit, and the change in mix of net sales into the various distribution channels versus the same period last year. In the first six months of 2018, wholesale selling increased into off price channels, and the associated margin reductions more than offset margin increases from increased sales into consumer direct channels. At June 30, 2018, inventory increased 2% relative to the same period in the prior year.

Corporate and other gross profit increased by 33% to $1.7 million for the first six months of fiscal 2018, compared to $1.3 million in the same period for the prior year, due to an increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, professional fees, stock-based compensation, factor and bank fees, acquisition costs and other costs including supplies and services purchased, and (ii) depreciation and amortization.

Operating expenses increased by 4% to $36.8 million for the six months ended June 30, 2018 from $35.4 million for the six months ended June 30, 2017. The $1.5 million increase in operating expenses was attributable to additional stock compensation expense of $0.6 million compared to the same period last year and $4.6 million in acquisition related costs incurred in the second quarter of 2018 related to the Purchase and Sale Agreement entered into with GBG on June 27, 2018, as discussed above. This was partially offset by significant cost savings including a $1.5 million decrease in selling expenses, a $0.6 million decrease in administrative expenses, a $0.2 million decrease in direct retail store costs and $0.1 million savings on ecommerce fixed infrastructure. The decrease in operating expenses is also attributable to $0.9 million of restructuring costs incurred in the first half of fiscal 2017.

Depreciation and amortization expense, as a percent of net sales, was 3.8% from 4.0% for the first half of fiscal 2018 compared to the first half of fiscal 2017.

Interest Expense

Interest expense increased to $4.6 million for the six months ended June 30, 2018 from $4.3 million for the six months ended June 30, 2017, due to higher interest rates related to our credit facilities and the amortization of debt discounts and deferred financing costs related to those facilities and the convertible notes.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 10% for the six months ended June 30, 2018 compared to an expense of 34% for the six months ended June 30, 2017.  The difference in the effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

Net Loss

We generated a net loss of $9.8 million for the six months ended June 30, 2018, compared to a net loss of $6.4 million for the six months ended June 30, 2017.

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

In addition, if GBG terminates the Purchase Agreement due solely to our failure to consummate the GBG Transaction because we do not receive the Debt Financing in accordance with the terms and conditions of the Debt Commitment Letters, we will be required to pay GBG a termination fee of $2.5 million. If either party otherwise terminates the Purchase Agreement due to a willful breach of the Purchase Agreement by the other party that causes a closing condition to fail, the breaching party will be required to pay the terminating party a termination fee of $5 million.

At June 30, 2018,  December 31, 2017 and June 30, 2017, our cash and cash equivalent balances were $5.0 million, $8.3 million and $6.3 million, respectively. In addition to cash, at June 30, 2018, the Company had $6.5 million of availability to borrow under its line of credit. Based on our cash on hand, the expected borrowing availability under our existing credit facilities and other financing arrangements, $14.2 million of non-recourse short term receivables, and sales forecasts, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the filing date of this Quarterly Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses,  it may be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

Cash Flows for the Six Months Ended June 30, 2018 and June 30, 2017

For the six months ended June 30, 2018,  net cash provided by operating activities was $0.2 million. Cash flows used in investing activities during the six months ended June 30, 2018 totaled $0.8 million for the purchase of property and equipment. Cash flows used in financing activities during the six months ended June 30, 2018 totaled $2.7 million. These cash flows from financing activities primarily consisted of repayment on our line of credit under the ABL Credit Agreement of $1.4 million, repayment of principal payments under our Term Credit Agreement of $0.9 million and taxes paid in lieu of shares issued for stock-based compensation of $0.4 million.

For the six months ended June 30, 2017, we used $1.2 million of cash flows in operating activities to fund our working capital. Cash flows used in investing activities during the six months ended June 30, 2017 totaled $0.6 million for the purchase of property and equipment. Cash flows from financing activities during the six months ended June 30, 2017 totaled $1.6 million. These cash flows from financing activities primarily consisted of a $4.4 million draw down on our line of credit under the ABL Credit Agreement offset by repayment of customer cash advances in the amount of $1.7 million, repayment of principal payments under our Term Credit Agreement of $0.6 million and taxes paid in lieu of shares issued for stock-based compensation of $0.3 million.

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

The ABL Credit Agreement provides for the Revolving Facility, an asset-based revolving facility with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provides for the Term Facility, a senior secured term loan facility with commitments in an aggregate principal amount of $50.0 million. The Revolving Facility matures on October 30, 2020. The Term Facility matures on January 28, 2021. The amount available to be drawn under the Revolving Facility is based on the borrowing base values attributed to eligible accounts receivable and eligible inventory. Our availability under the Revolving Facility as of June 30, 2018 was $6.5 million.

Certain domestic subsidiaries of the Company are co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement are guaranteed by all of our domestic subsidiaries and are secured by substantially all of our assets, including the assets of our domestic subsidiaries.

To permit the acquisition of SWIMS, on July 18, 2016, the Company entered into amendments to the ABL Credit Agreement and the Term Credit Agreement. Additionally, on March 27, 2017 and March 27, 2018, the Company entered into further amendments to these agreements to modify certain defined terms, add a liquidity covenant, revise certain other covenants and modify the applicable base and LIBOR rates. As of June 30, 2018, in connection with management’s attention and the expenses incurred related to our evaluation and entering into a Purchase and Sale

Agreement (the “Purchase Agreement”) with GBG and GBG USA Inc., to purchase a significant part of GBG’s and its subsidiaries’ North American business, we were not in compliance with certain financial covenants included in the ABL Credit Agreement and the Term Credit Agreement. On August 13, 2018, we received a waiver until September 30, 2018 related to our failure to comply with certain required financial covenants applicable to our second quarter obligations. For additional information, see “Part II. Other Information – Item 5. Other Information.”

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

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB, dated January 27, 2016 (the “SWIMS Overdraft Agreement”). The SWIMS Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of June 30, 2018) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. For additional information on the SWIMS Overdraft Agreement, see “Note 8 – Debt” to our unaudited condensed financial statements.

If the GBG Transaction is consummated, we anticipate repaying and terminating the credit agreements and financing arrangements listed above concurrently with the closing of the GBG Transaction.

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

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.           Other Information

On August 13, 2018, the Company and certain of its subsidiaries entered into the Waiver under Credit and Security Agreement (the “Waiver”) with the lenders identified on the signature pages thereto and TCW Asset Management Company,  pursuant to which the Company received a waiver related to its failure to comply with certain financial covenants. The Waiver further provides that such defaults will qualify to be reinstated if the Term Credit Agreement is not repaid and terminated on or prior to September 30, 2018. The Company anticipates repaying and terminating the Term Credit Agreement concurrently with the consummation of the GBG Transaction, which is anticipated to occur on or prior to September 30, 2018. The Company also obtained a waiver under the ABL Credit Agreement with respect to cross-defaults triggered by the defaults under the Term Credit Agreement.

Item 6.          Exhibits.

Exhibit No.	Description	Document if Incorporated by Reference
2.1	Purchase and Sale Agreement, dated as of June 27, 2018, by and among Global Brands Group Holding Limited, GBG USA Inc. and Differential Brands Group Inc.	Exhibit 2.1 to Current Report on Form 8-K filed on July 3, 2018
10.1	Senior Secured Credit Facilities Commitment Letter, dated June 27, 2018, by and among Ares Capital Management LLC, HPS Investment Partners, LLC and Differential Brands Group Inc.	Exhibit 2.1 to Current Report on Form 8-K filed on July 3, 2018
10.2	Second Lien Term Loan Facility Commitment Letter, dated June 27, 2018, by and between GSO Capital Partners LP and Differential Brands Group Inc.	Exhibit 2.1 to Current Report on Form 8-K filed on July 3, 2018
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIFFERENTIAL BRANDS GROUP INC.

August 14, 2018	/s/ Michael Buckley
Michael Buckley
Chief Executive Officer (Principal Executive Officer)

August 14, 2018	/s/ Bob Ross
Bob Ross
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)