Form 10-Q
period 2018-09-30
Centric Brands Inc.
filed 2018-11-14
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  0-18926

Centric Brands  Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 5th Avenue, 6th Floor, New York, NY	10118
(Address of principal executive offices)	(Zip Code)

(646)  582-6000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐	Emerging growth company ☐
Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of November 14, 2018 was 58,335,575.

CENTRIC BRANDS INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30,	December 31,	September 30,
	2018	2017	2017
	(unaudited)	(Note 1)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,514	$8,250	$2,792
Accounts receivable, net	21,490	22,246	23,732
Inventories	33,567	31,733	38,004
Prepaid expenses and other current assets	5,157	4,832	5,170
Total current assets	63,728	67,061	69,698
Property and equipment, net	7,281	8,417	9,287
Goodwill	8,406	8,380	8,471
Intangible assets, net	87,195	89,332	90,414
Other assets	2,255	484	515
Total assets	$168,865	$173,674	$178,385

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,251	$22,204	$26,218
Short-term convertible note	—	13,694	13,565
Current portion of long-term debt	3,438	2,813	2,188
Total current liabilities	38,689	38,711	41,971
Line of credit	24,414	21,254	20,819
Convertible notes	14,866	13,866	13,549
Long-term debt, net of current portion	42,309	44,896	45,444
Deferred income taxes, net	4,093	6,650	12,880
Other liabilities	3,732	3,554	3,591
Total liabilities	128,103	128,931	138,254

Commitments and contingencies (Note 14)

Equity
Series A convertible preferred stock, $0.10 par value: 50,000 shares authorized, issued and outstanding at September 30, 2018, December 31, 2017 and September 30, 2017	5	5	5
Series A-1 convertible preferred stock, $0.10 par value: 4,587,964, 0 and 0 shares authorized, issued and outstanding at September 30, 2018, December 31, 2017 and September 30, 2017, respectively	459	—	—
Common stock, $0.10 par value: 100,000,000 shares authorized, 14,132,311, 13,488,366 and 13,330,849 shares issued and outstanding at September 30, 2018, December 31, 2017 and September 30, 2017, respectively	1,413	1,349	1,333
Additional paid-in capital	76,248	61,314	60,384
Accumulated other comprehensive income	408	271	740
Accumulated deficit	(37,771)	(18,196)	(22,331)
Total equity	40,762	44,743	40,131
Total liabilities and equity	$168,865	$173,674	$178,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net sales	$39,831	$42,389	$114,614	$118,944
Cost of goods sold	22,671	24,334	66,774	66,067
Gross profit	17,160	18,055	47,840	52,877
Operating expenses
Selling, general and administrative	25,029	15,334	58,992	47,633
Depreciation and amortization	1,377	1,493	4,252	4,526
Total operating expenses	26,406	16,827	63,244	52,159
Operating (loss) income	(9,246)	1,228	(15,404)	718
Interest expense	2,462	2,262	7,097	6,536
Other expense (income), net	21	(12)	124	(1)
Loss before income taxes	(11,729)	(1,022)	(22,625)	(5,817)
Income tax (benefit) provision	(1,150)	(839)	(2,275)	776
Net loss	$(10,579)	$(183)	$(20,350)	$(6,593)

Net loss attributable to common stockholders (Note 11)	$(12,471)	$(1,565)	$(25,898)	$(10,692)

Net loss	$(10,579)	$(183)	$(20,350)	$(6,593)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4)	615	137	961
Other comprehensive (loss) income	(4)	615	137	961
Comprehensive (loss) income	$(10,583)	$432	$(20,213)	$(5,632)

Loss per common share - basic	$(0.89)	$(0.12)	$(1.87)	$(0.80)
Loss per common share - diluted	$(0.89)	$(0.12)	$(1.87)	$(0.80)

Weighted average shares outstanding
Basic	14,085	13,322	13,873	13,306
Diluted	14,085	13,322	13,873	13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, unaudited)

								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2017	13,239	$1,324	50	$5	—	$—	$59,154	$(221)	$(15,738)	$44,524
Stock-based compensation	—	—	—	—	—	—	1,339	—	—	1,339
Issuance of restricted common stock, net of taxes withheld	92	9	—	—	—	—	(109)	—	—	(100)
Foreign currency translation	—	—	—	—	—	—	—	961	—	961
Net loss	—	—	—	—	—	—	—	—	(6,593)	(6,593)
Balance, September 30, 2017	13,331	$1,333	50	$5	—	$—	$60,384	$740	$(22,331)	$40,131

Balance at January 1, 2018, as previously reported	13,488	$1,349	50	$5	—	$—	$61,314	$271	$(18,196)	$44,743
Impact of change in accounting policy	—	—	—	—	—	—	—	—	775	775
Adjusted balance at January 1, 2018	13,488	1,349	50	5	—	—	61,314	271	(17,421)	45,518

Issuance of Series A-1 convertible preferred stock	—	—	—	—	4,588	459	13,305	—	—	13,764
Stock-based compensation	—	—	—	—	—	—	2,121	—	—	2,121
Issuance of restricted common stock, net of taxes withheld	644	64	—	—	—	—	(492)	—	—	(428)
Foreign currency translation	—	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	—	(20,350)	(20,350)
Balance, September 30, 2018	14,132	$1,413	50	$5	4,588	$459	$76,248	$408	$(37,771)	$40,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,350)	$(6,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,252	4,526
Amortization of deferred financing costs	328	326
Amortization of convertible notes discount	568	516
Paid-in-kind interest	1,300	1,206
Stock-based compensation	2,121	1,339
Provision for bad debts	457	181
Loss on disposal of assets	4	—
Deferred taxes	(2,577)	1,648
Changes in operating assets and liabilities:
Accounts receivable	2,439	(3,493)
Inventories	(2,149)	(13,823)
Prepaid expenses and other assets	475	(916)
Accounts payable and accrued expenses	9,534	7,943
Other liabilities	125	(38)
Net cash used in operating activities	(3,473)	(7,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of security deposit	—	7
Purchases of property and equipment	(976)	(777)
Net cash used in investing activities	(976)	(770)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(2,188)	(938)
Proceeds from line of credit, net	2,247	7,420
Payment of deferred financing costs	—	(124)
Repayment of customer cash advances	—	(1,707)
Taxes paid in lieu of shares issued for stock-based compensation	(428)	(267)
Net cash (used in) provided by financing activities	(369)	4,384

Effect of exchange rate changes on cash and cash equivalents	82	(120)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,736)	(3,684)

CASH AND CASH EQUIVALENTS, at beginning of period	8,250	6,476
CASH AND CASH EQUIVALENTS, at end of period	$3,514	$2,792

Supplemental disclosures of cash flow information:
Interest paid	$6,624	$4,381
Income taxes paid	$172	$147

Supplemental disclosures of non-cash investing and financing activities:
Conversion of Short-Term Convertible Note	$13,764	$—
Unpaid purchases of property and equipment	$58	$256

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data)

(unaudited)

1.    Business Description and Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2017 of Centric Brands Inc. and its subsidiaries  (“we,” “us,” the “Company” or “Centric Brands”), formerly Differential Brands Group Inc., has been derived from audited financial statements of the Company. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017 and the related footnote information have been prepared on a basis consistent with the consolidated financial statements as of and for the years ended December 31, 2017 and 2016. In addition, these condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and thus should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2018. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

The Company began operations in 1987 as Innovo, Inc. Since the Company’s founding, the Company has evolved from producing craft and accessory products to designing and selling apparel products. As of September 30, 2018, the Company’s principal business activities involved the design, development and worldwide marketing of: (i) apparel products, which include denim jeans, related casual wear and accessories bearing the brand name Hudson®; (ii) apparel products and accessories bearing the brand name Robert Graham®; and (iii) footwear, apparel and accessories bearing the brand name SWIMS®. As of September 30, 2018 our primary operating subsidiaries were Hudson Clothing, LLC (“Hudson”), Robert Graham Designs, LLC and Robert Graham Retail, LLC (collectively “Robert Graham” or “RG”), and DFBG Swims, LLC (“Swims”). In addition, we have other non-operating subsidiaries.

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

On June 27, 2018, the Company entered into that certain Purchase and Sale Agreement (the “GBG Purchase Agreement”), dated as of June 27, 2018, by and among the Company, Global Brands Group Holding Limited (“GBG”) and GBG USA Inc., a wholly owned subsidiary of GBG (“GBG USA”), pursuant to which the Company agreed to acquire a significant part of GBG’s and its subsidiaries’ North American business, including the wholesale, retail and e-commerce operations, comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses (the “GBG Acquisition”). On October 29, 2018,  the Company completed the GBG Acquisition pursuant to the GBG Purchase Agreement for a purchase price of approximately $1.21 billion in cash, subject to certain adjustments.  See “Note 16—Subsequent Events” for further details.

2.    Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies” of the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Correction of an Immaterial Error

During the 2017 year end close, the Company determined that basic and diluted Earnings per Share (“EPS”) had been incorrectly stated in the prior period financial statements. Historically, cumulative preferred dividends for the period were not included in the Company’s calculation of EPS. However, in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, income available to common stockholders is to be computed by deducting the dividends accumulated for the period on cumulative preferred stock. The Company’s Series A Convertible Preferred Stock entitles the holder to receive cumulative dividends when, as and if declared by the Board of Directors, payable at an annual rate of 10% through the date on which the liquidation preference is paid to the holder in connection with the liquidation of the Company or the date on which such Series A Convertible Preferred Stock is otherwise re-acquired by the Company. The amount of the cumulative dividend accrued on the Series A Convertible Preferred Stock has been disclosed previously in the Company’s filings. The Company has corrected the calculation of basic and diluted EPS to include the accrued cumulative preferred dividends for the period. Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s presentation and disclosures, and has no impact on the Company’s financial position, results of operations and cash flows. Accordingly, no amendments to previously filed reports are required. However, the Company has elected to revise the historical condensed consolidated financial information presented herein to reflect the correction of this error for the prior periods presented and to conform to the current period presentation. As a result of this correction, for the three months ended September 30, 2017, basic and diluted loss per common share was corrected from a loss of $0.01 per share to a loss of $0.12 per share and for the nine months ended September 30, 2017, basic and diluted loss per common share was corrected from a loss of $0.50 per share to a loss of $0.80 per share. On October 29, 2018, all of the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock shares were converted into shares of the Company’s common stock, which comprised all such preferred stock that was issued and outstanding. Refer to “Note 16—Subsequent Events” for further details.

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

Amounts related to shipping and handling that are billed to customers are considered to be activities to fulfill a promise to transfer the goods and are reflected in net sales, and the related costs are reflected in cost of goods sold within the accompanying condensed consolidated statements of operations and comprehensive (loss) income. This accounting policy is consistent with the Company’s treatment of shipping and handling revenue prior to January 1, 2018.

The following table summarizes the impact of adopting ASC 606 on the Company’s condensed consolidated balance sheet as of January 1, 2018:

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

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018:

Condensed Consolidated Statement of Operations	Impact of changes in accounting policies
	for the three months ended September 30, 2018			for the nine months ended September 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606	As reported	Adjustments	Balances without adoption of ASC 606
Net sales	$39,831	$45	$39,876	$114,614	$(136)	$114,478
Cost of goods sold	22,671	59	22,730	66,774	(65)	66,709
Gross profit	17,160	(14)	17,146	47,840	(71)	47,769
Operating expenses
Selling, general and administrative	25,029	—	25,029	58,992	—	58,992
Depreciation and amortization	1,377	—	1,377	4,252	—	4,252
Total operating expenses	26,406	—	26,406	63,244	—	63,244
Operating loss	(9,246)	(14)	(9,260)	(15,404)	(71)	(15,475)
Interest expense	2,462	—	2,462	7,097	—	7,097
Other expense, net	21	—	21	124	—	124
Loss before income taxes	(11,729)	(14)	(11,743)	(22,625)	(71)	(22,696)
Income tax benefit	(1,150)	—	(1,150)	(2,275)	—	(2,275)
Net loss	$(10,579)	$(14)	$(10,593)	$(20,350)	$(71)	$(20,421)

Condensed Consolidated Balance Sheet	Impact of changes in accounting policies
as of September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Cash and cash equivalents	$3,514	$—	$3,514
Accounts receivable, net	21,490	(2,031)	19,459
Inventories	33,567	327	33,894
Prepaid expenses and other current assets	5,157	(669)	4,488
Property and equipment, net	7,281	—	7,281
Goodwill	8,406	—	8,406
Intangible assets, net	87,195	—	87,195
Other assets	2,255	(1,496)	759
Total assets	$168,865	$(3,869)	$164,996

Accounts payable and accrued expenses	$35,251	$(2,738)	$32,513
Short-term convertible note	—	—	—
Current portion of long-term debt	3,438	—	3,438
Line of credit	24,414	—	24,414
Convertible notes	14,866	—	14,866
Long-term debt, net of current portion	42,309	—	42,309
Deferred income taxes, net	4,093	—	4,093
Other liabilities	3,732	(285)	3,447
Total liabilities	128,103	(3,023)	125,080

Series A convertible preferred stock	5	—	5
Series A-1 convertible preferred stock	459	—	459
Common stock	1,413	—	1,413
Additional paid-in capital	76,248	—	76,248
Accumulated other comprehensive income	408	—	408
Accumulated deficit	(37,771)	(846)	(38,617)
Total equity	40,762	(846)	39,916
Total liabilities and equity	$168,865	$(3,869)	$164,996

Condensed Consolidated Statement of Cash Flows	Impact of changes in accounting policies
for the nine months ended September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Net loss	$(20,350)	$(71)	$(20,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,252	—	4,252
Amortization of deferred financing costs	328	—	328
Amortization of convertible notes discount	568	—	568
Paid-in-kind interest	1,300	—	1,300
Stock-based compensation	2,121	—	2,121
Provision for bad debts	457	—	457
Loss on disposal of assets	4	—	4
Deferred taxes	(2,577)	—	(2,577)
Changes in operating assets and liabilities:
Accounts receivable	2,439	34	2,473
Inventories	(2,149)	118	(2,031)
Prepaid expenses and other assets	474	152	626
Accounts payable and accrued expenses	9,534	—	9,534
Other liabilities	125	(233)	(108)
Net cash provided by operating activities	(3,474)	—	(3,474)

Net cash used in investing activities	(976)	—	(976)

Net cash used in financing activities	(368)	—	(368)

Effect of exchange rate changes on cash and cash equivalents	82	—	82

Net change in cash and cash equivalents	(4,736)	—	(4,736)

Cash and cash equivalents, at beginning of period	8,250	—	8,250
Cash and cash equivalents, at end of period	$3,514	$—	$3,514

Financial Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, ASC 606. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 was January 1, 2018, and two methods of adoption are allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, December 2016 and May 2017, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, and ASU No. 2017-10, respectively, as clarifications to ASU No. 2014-09. ASU No. 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU No. 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU No. 2016-20 corrects or improves guidance in 13 narrow focus aspects of the guidance. ASU No. 2017-10 clarifies that the grantor in a service concession arrangement is the operating entity’s customer for purposes of revenue recognition. The effective dates for these ASUs were the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASUs also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows. The Company adopted the new revenue standards in the first quarter of 2018 using the modified retrospective approach. Please see above for a description of the changes.

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

3.    Factored Accounts and Receivables

A&R Factoring Agreement

In January 2016, in connection with the RG Merger, the Company entered into the A&R Factoring Agreement with CIT, through its subsidiaries, Robert Graham and Hudson. Following the SWIMS acquisition, SWIMS became a party to the A&R Factoring Agreement pursuant to a joinder agreement dated November 16, 2016. The A&R Factoring Agreement provides that the Company sell and assign to CIT certain domestic accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. Under the A&R Factoring Agreement, the

Company pays various factoring rates depending on the credit risk associated with the nature of the account. The A&R Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The A&R Factoring Agreement may be terminated by the Company upon 60 days’ written notice prior to December 31, 2020 or annually with 60 days’ written notice prior to December 31 of each year thereafter. In connection with the GBG Acquisition, the A&R Factoring Agreement was amended and restated to, among other items, extend the term of the agreement until October 29, 2023.

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Credit Assurance and Factoring Agreement between SWIMS and DNB Bank ASA (“DNB”), dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced international receivables, with a credit limit of NOK 7.2 million. On September 3, 2018, the SWIMS Factoring Agreement was amended to increase the credit limit to NOK 10.7 million. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement is secured with (a) first-priority lien on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. As of September 30, 2018, SWIMS had outstanding financing commitments on NOK 30.8 million (approximately $3.8 million as of September 30, 2018) of its preapproved outstanding invoiced receivables pursuant to the SWIMS Factoring Agreement.

Accounts receivable consists of the following (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Non-recourse receivables assigned to factor	$15,543	$19,566	$18,780
Client recourse receivables	4,336	1,473	4,244
Total receivables assigned to factor	19,879	21,039	23,024
Allowance for customer credits	(1,412)	(3,597)	(3,480)
Total factored accounts receivable, net	$18,467	$17,442	$19,544

Non-factored accounts receivable	$4,095	$5,974	$5,456
Allowance for customer credits	(288)	(863)	(1,065)
Allowance for doubtful accounts	(784)	(307)	(203)
Total non-factored accounts receivable, net	$3,023	$4,804	$4,188

Total accounts receivable, net	$21,490	$22,246	$23,732

Of the total amount of receivables sold by the Company as of September 30, 2018, December 31, 2017 and September 30, 2017, the Company holds the risk of payment of approximately $4.3 million, $1.5 million and $4.2 million, respectively, in the event of non-payment by the customers.

4.    Inventories

Inventories are valued at net realizable value with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Finished goods	$32,366	$29,721	$35,585
Finished goods consigned to others	673	1,524	1,908
Work in progress	190	218	267
Raw materials	338	270	244
Total inventories	$33,567	$31,733	$38,004

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

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of goods sold and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the results of operations. There was no impairment charge recorded related to the retail stores during both the three and nine months ended September 30, 2018 and 2017.

6.    Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The lives of the trade names are indefinite. Intangible assets as of September 30, 2018 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,887	$—	$65,887
Customer relationships	7 to 15 Years	35,101	13,829	21,272
Non-compete agreements	3 Years	135	99	36
Total		$101,123	$13,928	$87,195

Intangible assets as of December 31, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$65,812	$—	$65,812
Customer relationships	7 to 15 Years	35,081	11,629	23,452
Non-compete agreements	3 Years	133	65	68
Total		$101,026	$11,694	$89,332

Intangible assets as of September 30, 2017 consisted of the following (in thousands):

	Amortization	Gross	Accumulated	Net
	Period	Amount	Amortization	Amount
Trade names	Indefinite	$66,087	$—	$66,087
Customer relationships	7 to 15 Years	35,150	10,905	24,245
Non-compete agreements	3 Years	138	56	82
Total		$101,375	$10,961	$90,414

Amortization expense related to the intangible assets amounted to approximately $0.7 million for both the three months ended September 30, 2018 and 2017 and approximately $2.2 million for both the nine months ended September 30, 2018 and 2017.

As of September 30, 2018, the future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2018	Remainder of the year	$748
2019		2,956
2020		2,936
2021		2,932
2022		2,932
Thereafter		8,804
		$21,308

Goodwill consisted of the following as of September 30, 2018, December 31, 2017 and September 30, 2017 (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Beginning balance	$8,380	$8,271	$8,271
Foreign currency adjustments	26	109	200
Ending balance	$8,406	$8,380	$8,471

There was no impairment charge recorded related to intangible assets or goodwill during the three and nine months ended September 30, 2018 and 2017.

7.     Contracts with Customers

The Company had contract assets and contract liabilities from customers of $1.5 million and $0.3 million, respectively, as of September 30, 2018. Upon adoption of ASC 606 as of January 1, 2018, the Company recorded contract assets and contract liabilities of $1.3 million and $0.1 million, respectively (see Note 2 – “Summary of Significant Accounting Policies” above for a further discussion on the adoption of ASC 606). Receivables from contracts with customers included in accounts receivable, net within the accompanying condensed consolidated balance sheet were $0.7 million and  $0.3 million as of September 30, 2018 and January 1, 2018, respectively.

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

Significant changes in the contract assets and the contract liability balances during the nine months ended September 30, 2018 are as follows (in thousands):

	Contract Assets	Contract Liabilities
Beginning balance at January 1, 2018	$1,344	$52
Revenue recognized from performance obligations satisfied in the current period	1,386	(39)
Transferred to accounts receivables from contract assets recognized at the beginning of the period	(1,145)	—
Contract liabilities recognized related to upfront license fees	—	300
Other	(89)	(28)
Ending balance at September 30, 2018	$1,496	$285

The Company evaluates contract assets and receivables from contracts with customers for impairment each period. There was no impairment of contract assets or receivables from contracts with customers during the three and nine months ended September 30, 2018.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 (in thousands). Revenue expected to be recognized related to variable consideration for sales-based royalty promised in exchange for a license of intellectual property is not included in the table below. License arrangements in which royalty revenue is recognized based on actual sales extend through December 2023. Revenue recognized for variable consideration under license arrangements for the three and nine months ended September 30, 2018 was $0.5 million and $1.3 million, respectively.

	Remainder of
	2018	2019	2020	2021	2022	Total
Royalty license contracts with customers	$469	1,760	1,743	1,035	283	$5,290

8.    Debt

The payment schedule of the Company’s line of credit, long-term debt and convertible notes as of September 30, 2018 is as follows (in thousands):

	Payments Due by Period					Deferred	Original
	Remainder of					Financing	Issue	Carrying
	2018	2019	2020	2021	Total	Costs, Net	Discount, Net	Value
Line of credit	$1,698	$—	$22,998	$—	$24,696	$282	$—	$24,414
Long-term debt	625	3,750	5,000	37,000	46,375	628	—	45,747
Convertible notes	—	—	—	17,830	17,830	—	2,964	14,866
Total	$2,323	$3,750	$27,998	$54,830	$88,901	$910	$2,964	$85,027

Line of Credit and Long-Term Debt – ABL Credit Agreement and Term Credit Agreement

On January 28, 2016, the Company and certain of its subsidiaries entered into (i) the ABL Credit Agreement; (ii) the Term Credit Agreement; and (iii) the A&R Factoring Agreement.  See “Note 3 – Factored Accounts and Receivables” for a discussion of the A&R Factoring Agreement.

The ABL Credit Agreement provided for a senior secured asset-based revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provided for a senior secured term loan credit facility (the “Term Facility”) in an aggregate principal amount of $50 million. The Revolving Facility had a maturity date of October 30, 2020. The Term Facility had a maturity date of January 28, 2021. The amount available to be drawn under the Revolving Facility was based on the borrowing base values attributed to eligible accounts receivable and eligible inventory.  The availability under the Revolving Facility as of September 30, 2018 was $7.9 million. Borrowings under the Revolving Facility and the Term Facility totaled  $23.0 million and $46.4 million as of September 30, 2018, respectively.

Certain of the Company’s subsidiaries were co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and the Term Credit Agreement were guaranteed by all of the Company’s domestic subsidiaries and were secured by substantially all of the Company’s assets, including the assets of its domestic subsidiaries.

The ABL Credit Agreement provided that, subject to customary conditions, the Company, and certain of its subsidiaries that were borrowers, may seek to obtain incremental commitments under the Revolving Facility in an aggregate amount not to exceed $10.0 million. The Term Credit Agreement provided that, subject to customary conditions, the Company, and certain of its subsidiaries that were borrowers, may seek to obtain incremental term loans under the Term Facility in an aggregate amount not to exceed $50.0 million. The Company did not have any commitments for such incremental loans under either facility as of September 30, 2018.

There were no scheduled payments under the Revolving Facility. The Revolving Facility was required to be prepaid to the extent extensions of credit thereunder exceed the applicable borrowing base. Outstanding loans under the Revolving Facility could be prepaid at any time at the Company’s option without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

The Term Facility was subject to quarterly payments of principal as follows: (i) 0.25% for each of the first four fiscal quarters for the fiscal year beginning after January 1, 2016; (ii) 0.625% for each of the four fiscal quarters thereafter; (iii) 1.25% for each of the next following four fiscal quarters; (iv) 1.875% for each of the next following four fiscal quarters; and (v) 2.50% for each fiscal quarter thereafter, with the balance payable at maturity. The Term Facility included mandatory prepayments customary for credit facilities of its nature, including, subject to certain exceptions: (i) 100% of the net cash proceeds from issuances of debt that was not permitted and certain equity issuances; (ii) 100% of the net cash proceeds from certain non-ordinary course asset sales, subject to customary exceptions and reinvestment rights; (iii) 100% of certain insurance proceeds and condemnation recoveries, subject to customary exceptions and reinvestment rights; (iv) 100% of the net cash proceeds from certain extraordinary receipts; and (v) a variable percentage of excess cash flow, ranging from 50% to 0% depending on the Company’s senior leverage ratio. Outstanding loans under the Term Facility could be prepaid at any time at the Company’s option subject to customary “breakage” costs with respect to LIBOR loans. Subject to certain exceptions, prepayments of loans under the Term Facility were subject to a prepayment premium of 1.00% during the second year after the closing date of the Term Credit Agreement.

Borrowings under the ABL Credit Agreement and Term Credit Agreement were subject to interest at a rate equal to either, at the Company’s option, an adjusted base rate or the LIBOR (subject to a 0.50% floor for borrowings under the Term Facility), in each case plus an applicable margin. The applicable margins for borrowing under the Term Facility (which varied based the Company’s senior leverage ratio) ranged from 9.75% to 6.00% for base rate loans and 10.75% to 7.00% for LIBOR loans. The applicable margin for borrowings under the Revolving Facility was 0.50% for base rate loans and 1.75% for LIBOR loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Revolving Facility exceeds the outstanding usage under the Revolving Facility was payable monthly in arrears.

The ABL Credit Agreement and Term Credit Agreement contained customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries, to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Credit Agreement required the Company to comply with various financial covenants to be tested. If an event of default under a credit agreement occurred and continued, the commitments could be terminated and the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed could be declared immediately due and payable.

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

On October 29, 2018, in connection with the GBG Acquisition and entry into the Credit Agreements, as defined in “Note 16–Subsequent Events”, the ABL Credit Agreement and Term Credit Agreement were terminated and all outstanding obligations thereunder were repaid. For additional information, see “Note 16–Subsequent Events.”

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

The following table is a summary of the recorded value of the Modified Convertible Notes as of September 30, 2018 (in thousands). The value of the convertible notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

September 30, 2018
Modified Convertible Notes - face value	$16,473
Less: original issue discount	(4,673)
Modified Convertible Notes recorded value on issue date	11,800
PIK interest issued	1,357
Accumulated accretion of original issue debt discount	1,709
Modified Convertible Notes value	$14,866

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

On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the Convertible Note was settled in its entirety. The Series A-1 Preferred Stock was convertible into shares of the Company’s common stock, par value $0.10 per share (the “Common Stock”), at an initial price of $3.00 per share (subject to adjustment), was entitled to dividends at a rate of 10% per annum payable quarterly in arrears, was senior to the common stock upon liquidation and had voting rights on an as-converted basis alongside its common stock.

On October 29, 2018, 4,587,964 shares of the Company’s Series A-1 Preferred Stock converted into 4,951,177 newly issued shares of Common Stock in accordance with the terms of the Series A-1 Preferred Stock (the “Series A-1 Conversion”).  For additional information, see “Note 16–Subsequent Events.”

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB, dated January 27, 2016 (the “SWIMS Overdraft Agreement”). The SWIMS Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of September 30, 2018) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The SWIMS Overdraft Agreement is secured with (a) first-priority liens on SWIMS’s (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’s factoring in the amount of NOK 1.0 million (first lien), NOK 4.0  million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). For more information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables.” The SWIMS Overdraft Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of September 30, 2018, the outstanding balance on the facility governed by the SWIMS Overdraft Agreement and the SWIMS Factoring Agreement, as described in “Note 3–Factored Accounts and Receivables”, was NOK 13.8 million (approximately $1.7 million).

Total Interest Expense

The following table is a summary of total interest expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Contractual coupon interest	$2,154	$1,984	$6,201	$5,694
Amortization of discounts and deferred financing costs	308	278	896	842
Total interest expense	$2,462	$2,262	$7,097	$6,536

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

The following table presents the fair value hierarchy for liabilities measured at fair value on a non-recurring basis as of September 30, 2018, December 31, 2017 and September 30, 2017 (in thousands):

		Carrying Value			Fair Value
		September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
Financial Instrument	Level	2018	2017	2017	2018	2017	2017
Convertible note - short-term	3	$—	$13,694	$13,565	$—	$13,694	$13,565
Convertible notes - long-term	3	14,866	13,866	13,549	11,700	11,700	11,250
		$14,866	$27,560	$27,114	$11,700	$25,394	$24,815

The key assumptions for determining the fair value at September 30, 2018 included the remaining time to maturity of 2.87 years, volatility of 60%, and the risk-free interest rate of  2.88%.

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

2016 Stock Incentive Plan

On October 5, 2016, the Board of Directors adopted the Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan (the “2016 Stock Incentive Plan”) which was approved by the Company’s shareholders on November 7, 2016. Under the 2016 Stock Incentive Plan, 3,529,109 shares of common stock were reserved for issuance in connection with grants of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based compensation awards, other stock-based awards, dividend equivalents and cash-based awards. The Company has granted RSUs, stock options and performance share units (“PSUs”) to its officers, non-employee directors, employees and consultants pursuant to the 2016 Plan. On October 29, 2018, the 2016 Stock Incentive Plan was amended to increase the number of shares available for issuance to 12,725,963 and change the references throughout the 2016 Incentive Plan from Differential Brands Group Inc. to Centric Brands Inc.

As of September 30, 2018, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon the exercise of stock options granted under the Amended and Restated Plan; and (ii) 1,200,570 shares of common stock issuable under the 2016 Stock Incentive Plan. As of September 30, 2018,  no shares remained available for grant under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the nine months ended September 30, 2018 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2018	444	70,277	70,721
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding at September 30, 2018	444	70,277	70,721

The following table summarizes stock option activity for all incentive plans for the nine months ended September 30, 2018 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2018	70,721	$4.07
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2018	70,721	$4.07	3.80	$2,811
Exercisable at September 30, 2018	70,721	$4.07	3.80	$2,811

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. A total of $0 and $(7) thousand stock-based compensation expense related to stock options was recognized during the three months ended September 30, 2018 and 2017, respectively. A total of $0 and $7 thousand stock-based compensation expense related to stock options was recognized during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was no unrecognized compensation cost related to unvested stock options.

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

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2018 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	745,702	$3.68
Granted	1,023,485	1.23
Vested	952,046	1.84
Forfeited	60,000	1.87
Outstanding at September 30, 2018	757,141	$2.83

A total of $0.6 million and $0.4 million of stock-based compensation expense was recognized related to RSUs during the three months ended September 30, 2018  and 2017, respectively. A total of $2.1 million and $1.3 million of stock-based compensation expense was recognized related to RSUs during the nine months ended September 30, 2018  and 2017, respectively. As of September 30, 2018, there was $1.0 million of total unrecognized compensation cost related to unvested Restricted Stock Units. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 1.4 years.

Performance Share Units

The Company has granted 563,678 performance share units, which vest if the performance targets set by the Compensation Committee are met. If less than 80 percent of the performance targets are reached, zero percent of the performance share units will vest. For certain performance share units, unvested performance share units in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. As of September 30, 2018, 111,111 performance share units have been forfeited and 452,567 unvested performance share units are outstanding. As of September 30, 2018, no performance share units have vested, and no expense has been recognized.

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

On October 29, 2018, fifty thousand (50,000) shares of the Company’s Series A Preferred Stock converted into 5,852,142 newly issued shares of Common Stock in accordance with the terms of the Series A Preferred Stock (the “Series A Conversion”). For additional information, see “Note 16–Subsequent Events.”

Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitled the holder to receive cumulative dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. Additionally, if the Board of Directors declared or paid a dividend on the common stock, then each holder of the Series A Preferred Stock was entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock was entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations.

For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock remained outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, were entitled to elect three members of the Board of Directors, each of whom could only have been removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock had separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock were entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock was convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16.

Series A-1 Preferred Stock

On January 18, 2018, the SWIMS Convertible Note originally issued on July 18, 2016 to Tengram II, as amended, with a principal amount of $13.0 million, matured and automatically converted into newly issued shares of Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock was convertible on a one-to-one basis into shares of Common Stock. Under the form of certificate of designation for the Series A-1 Preferred Stock, each share of Series A-1 Preferred Stock entitled the holder to receive cumulative dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. Additionally, if the Board of Directors declared or paid a dividend on the common stock, then each holder of the Series A Preferred Stock was entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock was entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. The Series A-1 Preferred Stock was senior to the Common Stock upon a liquidation and had as-converted voting rights alongside the Common Stock.

On October 29, 2018, 4,587,964 shares of the Company’s Series A-1 Preferred Stock were converted at the election of the holders thereof into 4,951,177 newly issued shares of Common Stock in accordance with the terms of the Series A-1 Preferred Stock. For additional information, see “Note 16–Subsequent Events.”

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

11.    Loss per Share

Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding stock options, unvested RSUs, unvested PSUs, warrants, convertible Series A Preferred Stock, convertible Series A-1 Preferred Stock and shares issuable upon the assumed conversion of the Modified Convertible Notes and the SWIMS Convertible Note. Loss per share for the three and nine months ended September 30, 2017 has been corrected to include the effect of the preferred dividends, see “Note 2 – Summary of Significant Accounting Policies” for additional information. A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic loss per share computation
Numerator:
Net loss	$(10,579)	$(183)	$(20,350)	$(6,593)
Less: preferred dividends	(1,892)	(1,382)	(5,548)	(4,099)
Net loss attributable to common stockholders	$(12,471)	$(1,565)	$(25,898)	$(10,692)
Denominator:
Weighted average common shares outstanding	14,085	13,322	13,873	13,306

Loss per common share - basic	$(0.89)	$(0.12)	$(1.87)	$(0.80)

Diluted loss per share computation
Numerator:
Net loss	$(10,579)	$(183)	$(20,350)	$(6,593)
Less: preferred dividends	(1,892)	(1,382)	(5,548)	(4,099)
Net loss attributable to common stockholders	$(12,471)	$(1,565)	$(25,898)	$(10,692)
Denominator:
Weighted average common shares outstanding	14,085	13,322	13,873	13,306
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, Series A-1, convertible notes	—	—	—	—
Dilutive common shares	14,085	13,322	13,873	13,306

Loss per common share - diluted	$(0.89)	$(0.12)	$(1.87)	$(0.80)

The following potential shares of common stock were excluded from diluted EPS as the Company had a net loss for the period (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Outstanding stock options	71	150	71	150
Unvested RSUs	757	1,060	757	1,060
Unvested PSUs	453	458	453	458
Outstanding warrants	650	650	650	650
Convertible Series A Preferred Stock	4,480	4,480	4,480	4,480
Convertible Series A-1 Preferred Stock	4,588	—	4,588	—
Modified Convertible Notes	1,278	1,237	1,278	1,237
SWIMS Convertible Note	—	4,522	—	4,522

Loss per Share under Two−Class Method

The Series A and Series A-1 Convertible Preferred Stock had the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, are considered participating securities. Both the Series A and Series A-1 Convertible Preferred Stock are included in the computation of basic and diluted loss per share pursuant to the two-class method. Holders of the Series A and Series A-1 Convertible Preferred Stock did not participate in undistributed net losses because they were not contractually obligated to do so.

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

The following table provides a reconciliation of net loss to preferred stockholders and common stockholders for purposes of computing net loss per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(10,579)	$(183)	$(20,350)	$(6,593)
Less: preferred dividends	(1,892)	(1,382)	(5,548)	(4,099)
Net loss attributable to stockholders	(12,471)	(1,565)	(25,898)	(10,692)
Participating securities - Series A and Series A-1 Convertible Preferred Stock	—	—	—	—
Net loss attributable to common stockholders	$(12,471)	$(1,565)	$(25,898)	$(10,692)

Denominator:
Weighted average common shares outstanding	14,085	13,322	13,873	13,306

Loss per common share - basic and diluted under two-class method	$(0.89)	$(0.12)	$(1.87)	$(0.80)

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

Effective January 1, 2018, the Tax Act creates a new requirement to include in U.S. income global intangible low-taxed income (GILTI). The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either (1) treat taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method to record the tax effects of GILTI in its financial statements. For the three and nine months ended September 30, 2018, GILTI related to current-year operations only is included in the estimated annual effective tax rate.

The effective tax rate from operations was a benefit of 10% for the three months ended September 30, 2018 compared to 82% for the three months ended September 30, 2017. The effective tax rate from operations was a benefit of 10% for the nine months ended September 30, 2018 compared to an expense of 13% for the nine months ended September 30, 2017. The difference in the effective tax rate for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, was primarily due to a change in the ratio of year-to-date losses to forecasted losses.  The projected tax expense for the year predominately consists of current state and foreign tax expenses and deferred taxes associated with the Company’s foreign subsidiary and the Company’s deferred tax liability for indefinite lived intangible assets.

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

At September 30, 2018, December 31, 2017 and September 30, 2017, the Company had $0.1 million of certain unrecognized tax benefits included as a component of accounts payable and accrued expenses within the accompanying condensed consolidated balance sheets. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examination by taxing authorities for years prior to 2014.

13.    Segment Reporting

The following table contains summarized financial information by reportable segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales:
Wholesale	$28,410	$32,393	$80,808	$88,910
Consumer Direct	10,434	9,188	31,128	27,959
Corporate and other	987	808	2,678	2,075
	$39,831	$42,389	$114,614	$118,944
Gross profit:
Wholesale	$9,724	$11,655	$25,817	$33,210
Consumer Direct	6,455	5,592	19,351	17,592
Corporate and other	981	808	2,672	2,075
	$17,160	$18,055	$47,840	$52,877
Operating expenses:
Wholesale	$3,586	$3,428	$9,951	$11,053
Consumer Direct	5,870	5,981	17,761	18,364
Corporate and other	16,950	7,418	35,532	22,742
	$26,406	$16,827	$63,244	$52,159
Operating (loss) income:
Wholesale	$6,138	$8,227	$15,866	$22,157
Consumer Direct	585	(389)	1,590	(772)
Corporate and other	(15,969)	(6,610)	(32,860)	(20,667)
	$(9,246)	$1,228	$(15,404)	$718
Capital expenditures:
Wholesale	$26	$249	$182	$264
Consumer Direct	93	24	270	318
Corporate and other	213	81	542	308
	$332	$354	$994	$890

		September 30, 2018	December 31, 2017	September 30, 2017
Total assets:
Wholesale		$54,573	$53,958	$61,536
Consumer Direct		7,043	7,633	8,241
Corporate and other		107,249	112,083	108,608
		$168,865	$173,674	$178,385

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

15.    Related Party Transactions

Peter Kim

The Company entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, the Founder and Vice Chairman of Hudson, in connection with the acquisition of Hudson. Additionally, in connection with the RG Merger, the Company entered into a Rollover Agreement pursuant to which the convertible notes were exchanged for a combination of cash, stock and Modified Convertible Notes, and a new employment and non-competition agreement with Mr. Kim.  Mr. Kim’s employment agreement was amended on June 16, 2017. Mr. Kim also has rights under the Registration Rights Agreement described below with respect to shares of common stock issuable upon conversion of his Modified Convertible Notes. See “Note 8 – Debt.” As of September 30, 2018, the amount outstanding under the convertible note payable to Mr. Kim was $9.1 million with accrued interest of $149 thousand.

Under the non-competition agreement with Differential Brands Group Inc. and Hudson, which became effective as of the closing date of the RG Merger, Mr. Kim has agreed not to engage in, compete with or permit his name to be used by or in connection with any premium denim apparel business outside his role with Hudson that is competitive to Differential Brands Group Inc., Hudson or the Company’s respective subsidiaries for a period of up to three years from, as a result of the amendment to his employment agreement, June 16, 2017. The amendment to Mr. Kim’s employment agreement also involved (i) a change to his annual bonus opportunity, (ii) a modification of his severance arrangement, and (iii) a change to the definition of “Restricted Business” as set forth in the employment agreement.

Registration Rights Agreement

On the closing date of the RG Merger, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are one of the major stockholders of the Company, the noteholders party to the Rollover Agreement (including Mr. Kim and Fireman) and Michael Buckley, the Company’s Chief Executive Officer. Pursuant to the Registration Rights Agreement, and subject to certain limitations described therein, the Company is required to provide certain demand and piggyback registration rights to the parties to the Registration Rights Agreement. In particular, if demanded, the Company is required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of our common stock (i) issued to the parties to the Registration Rights Agreement in connection with the RG Merger Agreement and the Rollover Agreement and (ii) issuable upon conversion of the Series A Convertible Preferred Stock and the Modified Convertible Notes. Prior to the closing date of the RG Merger, the Company had a substantially similar registration rights agreement with the holders of the original convertible notes, which included Fireman and Mr. Kim. The Registration Rights Agreement was amended on October 29, 2018, in connection with the consummation of the GBG Acquisition. For additional information, see “Note 16–Subsequent Events.”

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

On June 28, 2018, the Company announced it determined not to extend its employment agreement, dated as of January 28, 2016 (the “Buckley Agreement”), with Michael Buckley, the Company’s Chief Executive Officer and a member of the Board, beyond its current term expiring on December 31, 2018 and, in accordance with the terms of the Buckley Agreement, delivered a notice of non-renewal to Mr. Buckley. On October 29, 2018, the Company entered into a separation and release agreement with Michael Buckley (the “Separation Agreement”) and terminated the Buckley Agreement pursuant to which Mr. Buckley resigned as a director of the Company and from all positions with the Company and any of its subsidiaries. Additionally, in October 2018, the Company entered into employment agreements with a new chief executive officer, Jason Rabin, and a new chief financial officer, Anurup Pruthi. For additional information, see “Note 16–Subsequent Events.”

Payments to Tengram Capital Partners, LP

From time to time, we expect to reimburse Tengram Capital Partners, LP, an entity that is affiliated with the Company’s largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request.  For the three months ended September 30, 2018 and 2017, the Company did not incur any reimbursement related expenses. For the nine months ended September 30, 2018 and 2017, the Company incurred expenses of  $59 thousand and $62 thousand related to reimbursement of expenses, respectively.

SWIMS® Transaction

In connection with the acquisition of SWIMS in July 2016, the Company entered into certain financing arrangements with Tengram II, an entity affiliated with the holder of the Series A Preferred Stock, TCP Denim, LLC. On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the SWIMS Convertible Note was settled in its entirety. On October 29, 2018, 4,587,964 shares of the Company’s Series A-1 Preferred Stock converted into 4,951,177 newly issued shares of Common Stock in accordance with the terms of the Series A-1 Preferred Stock. For additional information, see “Note 16–Subsequent Events.”

GSO Capital Partners, LP and Blackstone Tactical Opportunities Advisors L.L.C.

In connection with the GBG Acquisition, affiliates of GSO Capital Partners LP and Blackstone Tactical Opportunities Advisors L.L.C.  became related parties of the Company. For additional information, see “Note 16–Subsequent Events.”

16.    Subsequent Events

The GBG Acquisition

On October 29, 2018 (the “GBG Closing Date”), the Company completed the GBG Acquisition pursuant to the GBG Purchase Agreement for approximately $1.21 billion in cash, subject to certain adjustments.

The consideration paid by the Company for the GBG Acquisition was funded with proceeds from borrowings under the Credit Agreements (as defined below) and a portion of the proceeds from the Private Placement (as defined below).

On the GBG Closing Date, in connection with the entry into the Credit Agreements, (i) the credit and security agreement between the Company and Wells Fargo Bank, National Association, as lender; and (ii) the credit and security agreement by and among the Company, TCW Asset Management Company, as agent, and the lenders party thereto, each dated as of January 28, 2016 and as amended, modified or restated, were terminated and all outstanding obligations thereunder were repaid.

The Company has not yet completed the initial accounting of the GBG Acquisition.

Credit Agreements

On the GBG Closing Date, the Company and certain of its subsidiaries entered into a (i) first lien credit agreement with Ares Capital Corporation (“Ares”), as administrative agent, ACF FinCo I LP, as collateral agent, and certain other lenders party thereto (the “First Lien Credit Agreement”) and (ii) second lien credit agreement with U.S. Bank National Association, as administrative agent and collateral agent, and certain lenders party thereto (the “Second Lien Credit Agreement”, and together with the First Lien Credit Agreement, collectively, the “Credit Agreements”).

The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150 million, which matures four and a half years from the GBG Closing Date (the “New Revolving Facility”) and a senior secured term loan credit facility in an aggregate principal amount of $645 million, which matures five years from the GBG Closing Date (the “First Lien Term Loan Facility”, and together with the New Revolving Facility, collectively, the “First Lien Facilities”). The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668 million, which matures six years from the GBG Closing Date (the “Second Lien Term Loan Facility”, and together with the First Lien Term Loan Facility, collectively, the “Term Loan Facilities”).  The amount available to be drawn under the New Revolving Facility will be based on the borrowing base values attributed to eligible inventory.

The obligations under the Credit Agreements are guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”) and are secured by substantially all assets of the Company and its domestic subsidiaries.

There are no scheduled periodic payments under the New Revolving Facility or the Second Lien Term Loan Facility.  The First Lien Term Loan Facility will be subject to quarterly payments of principal as follows: (i) 0.25% of the initial principal amount for each of the fiscal quarters ending March 31, 2019 and June 30, 2019; (ii) 0.625% of the initial principal amount for each of the fiscal quarters ending September 30, 2019 and December 31, 2019; and (iii) 1.25% of the initial principal amount or each fiscal quarter thereafter, with the balance payable at maturity.

The Term Facilities include mandatory prepayments customary for credit facilities of their nature. Subject to certain exceptions, prepayments of loans under the First Lien Term Loan Facility and permanent reductions of the commitments under the New Revolving Facility, in each case, are subject to a prepayment premium of (i) 3.00% during the first year after the GBG Closing Date, (ii) 2.00% during the second year after the GBG Closing Date and (ii) 1.00% during the third year after the GBG Closing Date, plus, if applicable, customary “breakage” costs with respect to LIBOR rate loans.  Subject to certain exceptions, prepayments of loans under the Second Lien Term Loan Facility are subject to a prepayment premium of (i) with respect to the first $175 million of aggregate prepayments (the “Initial Prepayment Amount”), (a) 3.00% during the first year after the GBG Closing Date, (b) 2.00% during the second year after the GBG Closing Date and (c) 1.00% during the third year after the GBG Closing Date and (ii) with respect to any amount in excess of the Initial Prepayment Amount, (a) subject to certain exceptions, a customary make-whole amount during the first or second year after the GBG Closing Date, (b) 4.00% during the third year after the GBG Closing Date, (c) 2.00% during the fourth year after the GBG Closing Date and (d) 1.00% during the fifth year after the GBG Closing Date.

The annual interest rates under the Credit Agreements are as follows:

•

For the New Revolving Credit Facility: the lender’s alternate base rate (“ABR”) (with a 1.00% floor) plus 4.50% for base rate loans and adjusted LIBOR (with a 0% floor) plus 5.50% for LIBOR rate loans.

•

For the First Lien Term Facility: ABR (with a 2.50% floor) plus 5.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 6.00% for LIBOR Rate Loans, with two 0.25% step downs upon achieving and maintaining a first lien leverage ratio equal to or less than 2.75 to 1.00 and 2.25 to 1.00, respectively.

•

For the Second Lien Facility: ABR (with a 2.50% floor) plus 6.00% for base rate loans or adjusted LIBOR (with a floor of 1.50%) plus 7.00%, plus 2.75% payment-in-kind interest (“PIK”) from the GBG Closing Date until December 31, 2019, and ABR (with a 2.50% floor) plus 7.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 8.00%, plus 1.25% PIK thereafter (subject to certain adjustments and compliance with certain leverage ratios).

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates.  The Credit Agreements require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio.

The Receivables Facility

On the GBG Closing Date, the Company entered into a three-year trade receivables securitization facility (the “Receivables Facility”) pursuant to (i) a Purchase and Sale Agreement (“PSA”), among certain subsidiaries of the Company, as “Originators,” and Spring Funding, LLC (“Spring”), a wholly owned, bankruptcy-remote special purpose subsidiary of the Company, as Buyer and (ii) a Receivables Purchase Agreement (the “RPA”) among Spring, as Seller, the Company, as initial Servicer, certain purchasers party thereto (the “Purchasers”), PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent.  Other subsidiaries of the Company may later enter into the Receivables Facility. At the end of the initial three year term, the Purchasers may elect to renew their commitments under the RPA.

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests (the “Receivables”) to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators.  Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators.  Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances.  Advances under the RPA will accrue interest based on a variable rate plus a margin.

The GSO Convertible Notes

On the GBG Closing Date, the Company issued convertible promissory notes (the “GSO Convertible Notes”) in an aggregate principal amount of $25.0 million to funds managed by GSO Capital Partners LP and funds managed by Blackstone Tactical Opportunities Advisors L.L.C. (collectively, “GSO”).  The GSO Convertible Notes will convert at the holder’s option beginning on or after October 29, 2019 until the earlier to occur of (x) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (y) October 29, 2024 (such earlier date, the “GSO Convertible Note Maturity Date”), into shares of the Company’s Common Stock at a conversion price of $8.00 per share, subject to adjustment.  The GSO Convertible Notes shall not initially bear interest.  From and after April 29, 2019, the GSO Convertible Notes shall bear interest at the rate of 12.0% per annum.  From and after October 29,

2019, the GSO Convertible Notes shall bear interest at the rate of 16.0% per annum.  Interest payments are due each January 31, April 30, July 31, and October 31. To the extent that the Company is unable to pay cash interest on the GSO Convertible Notes on an interest payment date because of restrictions in the Credit Agreements or other debt agreements of the Company, an amount equal to the unpaid interest then due shall be added to the principal amount of the GSO Convertible Notes.

From and after the GBG Closing Date until October 29, 2019, upon consummation of any sales of Common Stock by the Company for cash, the Company may, on at least ten (10) days’ prior written notice to the holder of a GSO Convertible Note, prepay such GSO Convertible Note in whole but not in part solely with the net proceeds of such sale of Common Stock in an amount equal to the greater of (x) the principal amount of such GSO Convertible Note, together with accrued interest through and including the date of prepayment, or (y) the value equal to (i) the number of shares of Common Stock that would be received upon conversion of such GSO Convertible Note on the repayment date multiplied by the market value of the Common Stock as of such date, plus (ii) any accrued but unpaid interest that has not been added to the principal amount of such GSO Convertible Note on the date of such prepayment (such greater amount, the “Prepayment Amount”).  Also, the GSO Convertible Notes shall be prepayable in whole but not in part at the Prepayment Amount: (A) from October 29, 2019 through October 29, 2021 only upon a change in control or a liquidation of the Company, or (B) from October 29, 2021 until the GSO Convertible Note  Maturity Date, in each case on at least ten (10) days’ prior written notice to the holder.

Also, on the GBG Closing Date, the Company and the Guarantors entered into a Subordinated Convertible Promissory Notes Guaranty Agreement (the “Convertible Notes Guaranty Agreement”) pursuant to which those subsidiaries agreed to guarantee the obligations due under the GSO Convertible Notes.

The Private Placement

On the GBG Closing Date, the Company completed a private placement (the “Private Sale”) of 10,000,000 shares of Common Stock to certain members of management, to affiliates of Ares and to funds managed by GSO at $8.00 per share for total consideration of $80.0 million in cash. Additionally, in connection with and in consideration of funds managed by GSO entering into the Second Lien Term Facility and providing loans to the Company thereunder, the Company issued to certain funds managed by GSO 23,094,501 shares of Common Stock for no additional consideration (together with the Private Sale, the “Private Placement”).

Stockholder Agreement

On the GBG Closing Date, TCP Denim, LLC, Tengram Capital Partners Fund II, L.P., Tengram Capital Partners Gen2 Fund, L.P., Tengram Capital Associates, LLC and RG II Blocker, LLC (collectively, with TCP Denim, LLC, Tengram Capital Partners Fund II, L.P., Tengram Capital Partners Gen2 Fund, L.P. and Tengram Capital Associates, LLC, the “Tengram Stockholders”) entered into a stockholder agreement (the “Stockholder Agreement”) by and among the Tengram Stockholders, the Company, GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) – NQ – ESC L.P. (collectively, with GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P. and BTO Legend Holdings L.P., the “GSO Stockholders”, and, together with the Tengram Stockholders, the “Tengram/GSO Stockholders”). The Stockholder Agreement contains a number of agreements and restrictions with respect to securities of the Company held by the Stockholders and obligations of the Company.

Pursuant to the Stockholder Agreement, the size of the Board of Directors of the Company (the “Board”) is set at 8 members. For so long as the Tengram Stockholders beneficially own (i) at least 50% of the shares held by the Tengram Stockholders on a fully diluted basis as of October 29, 2018, the Tengram Stockholders may nominate two directors to the Board; and (ii) at least 5% of the shares held by the Tengram Stockholders on a fully diluted basis as of October 29, 2018, the Tengram Stockholders may nominate one director to the Board. The Tengram Stockholders appointed directors are Mr. Eby and Mr. Sweedler (collectively, with their respective successors and replacements, the “Tengram Directors”). Similarly, for so long as the GSO Stockholders beneficially own (i) at least 50% of the shares held by the GSO Stockholders on a fully diluted basis as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO Stockholders) may nominate two directors to the Board; and (ii) at least 5% of the shares held by the GSO Stockholders on a fully diluted basis as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO Stockholders) may nominate one director to the Board. The GSO Capital Partners appointed directors are Randall Kessler and Robert Petrini (collectively, with their respective successors and replacements, the “GSO Directors”). The Stockholders also agreed to cause the removal of the GSO Directors upon the request of GSO Capital Partners LP and the Tengram Directors upon the request of the Tengram Stockholders. Upon the written request of the Tengram Stockholders to GSO or GSO Stockholders to the Tengram Stockholders, respectively, to remove an independent director of the Company, the Tengram/GSO Stockholders have agreed to use their best efforts to cause such independent director to be removed as a director of the Company.

Subject to the qualifications discussed below, the nominating and corporate governance committee of the Board (the “Nominating Committee”) shall consist of one member appointed by the Tengram Stockholders, one member appointed by GSO Capital Partners LP (on behalf of the GSO Stockholders), and one independent director.  For so long as the Tengram Stockholders beneficially own at least 5% of the outstanding shares of Common Stock of the Company on a fully diluted basis held by the Tengram Stockholders as of October 29, 2018, the Tengram Stockholders may nominate one member of the Nominating Committee. For so long as the GSO Stockholders beneficially own at least 5% of the outstanding shares of Common Stock of the Company on a fully diluted basis held by the GSO Stockholders as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO Stockholders) may nominate one member of the Nominating Committee.

The Tengram/GSO Stockholders agreed that they will not support the election of any independent director unless that individual is mutually acceptable to the Tengram Stockholders and the GSO Stockholders and to support the election of the chief executive officer of the Company to the Board.

The Tengram/GSO Stockholders agreed that, prior to the “Restriction Expiration Time,” which is defined as the earliest to occur of October 29, 2020, the date of a change of control of the Company and otherwise by agreement between the Company and the Tengram/GSO Stockholders, subject to certain limited exceptions described therein, the Tengram/GSO Stockholders may not transfer their shares of Common Stock or securities convertible into Common Stock (the “Restriction Shares”) or enter into voting arrangement or grant a proxy on their Restriction Shares other than in accordance with the Stockholder Agreement.

 The Tengram Stockholders also granted each of Ares Capital Corporation and HPS Investment Partners, LLC a lockup on the Tengram Stockholders’ holdings of Common Stock prior to the Restriction Expiration Time, subject to certain limited exceptions described therein.

The Stockholders agreed to grant each other a binding right of first offer on the sale of their holdings of Common Stock until October 29, 2020 (subject to certain limited exceptions). Also, the Stockholders agreed to give the Company prior written notice of the transfer of Restricted Securities prior to certain transfers of such Restricted Securities.

Registration Rights Agreements

On the GBG Closing Date, the Company entered into a registration rights agreement with the GSO Stockholders (the “GSO RRA”) and a registration rights agreement with Ares and its certain of its affiliates (the “Ares RRA”, and, together with the GSO RRA, the “RRAs”). Pursuant to the RRAs, and subject to the limitations described therein, the Company will provide certain demand and piggy back registration rights with respect to shares of Common Stock (or securities convertible into Common Stock) held by the GSO Stockholders and by Ares and its affiliates who hold securities of the Company.

On January 28, 2016, the Company entered into a registration rights agreement (the “Tengram Registration Rights Agreement”) with the TCP Denim, LLC, a Delaware limited liability company, and certain of its affiliates, and certain other investors. Pursuant to the Tengram Registration Rights Agreement, and subject to the limitations described therein, the Company will provide certain demand and piggy back registration rights with respect to shares of Common Stock issued to the parties to the Tengram Registration Rights Agreement. In connection with the transactions described above and in order to effect the Private Placement, the Company entered into an amendment (the “RRA Amendment”) to the Tengram Registration Rights Agreement on the GBG Closing Date.

Additionally, pursuant to Jason Rabin’s subscription agreement with the Company to purchase Common Stock in the Private Placement, dated as of October 29, 2018, the Company agreed to provide certain piggy back registration rights with respect to shares of Common Stock (or securities convertible into Common Stock) held by Mr. Rabin.

The Conversion

On the GBG Closing Date, (i) fifty thousand (50,000) shares of the Company’s Series A Preferred Stock were converted at the election of the holders hereof into 5,852,142 newly issued shares of Common Stock in accordance with the terms of the Series A Preferred Stock, and (ii) 4,587,964 shares of the Company’s Series A-1 Preferred Stock were converted at the election of the holders thereof into 4,951,177 newly issued shares of Common Stock in accordance with the terms of the Series A-1 Preferred Stock (such conversions, the “Conversion”).

Jason Rabin Employment Agreement and Inducement Grant

On the GBG Closing Date, the Company entered into an employment agreement with Jason Rabin in connection with the Company’s employment of Mr. Rabin as its Chief Executive Officer.

As an inducement to accept his appointment as Chief Executive Officer of the Company, on the GBG Closing Date, the Company granted Mr. Rabin 4,100,000 RSUs with respect to the Common Stock and 500,000 PSUs with respect to the Common Stock.  These inducement grants were made as an inducement award and were not granted under the Company’s 2016 Stock Incentive Plan, but are subject in all material respects to the same terms and conditions as the 2016 Stock Incentive Plan.

Anurup Pruthi Employment Agreement and Inducement Grant

On October 30, 2018, the Company entered into an employment agreement with Anurup S. Pruthi in connection with the Company’s employment of Mr. Pruthi as its Chief Financial Officer. On the Effective Date, Bob Ross ceased to serve as Chief Financial Officer of the Company. Mr. Ross remains an employee of the Company.

As an inducement to accept his appointment as Chief Financial Officer of the Company, the Company granted Mr. Pruthi an inducement grant of 600,000 RSUs with respect to the Common Stock. The inducement grant was made as an inducement award and was not granted under the Company’s 2016 Stock Incentive Plan, but is subject to the same terms and conditions as provided in the 2016 Stock Incentive Plan.

Buckley Separation Agreement

On June 28, 2018, the Company announced it determined not to extend its employment agreement, dated as of January 28, 2016, with Michael Buckley, beyond its current term expiring on December 31, 2018 and, in accordance with the terms of the Buckley Agreement, delivered a notice of non-renewal to Mr. Buckley. On the GBG Closing Date, the Company entered into a separation and release agreement with Michael Buckley and terminated the Buckley Agreement pursuant to which Mr. Buckley resigned as a director of the Company and from all positions with the Company and any of its subsidiaries.

Management Incentive Plan

On the GBG Closing Date, the Company entered into a letter agreement with the GSO Stockholders (the “MIP Letter”). Under the MIP Letter, the Company agreed to create a new stock incentive compensation plan for the amount of 1,776,500 shares of Common Stock (the “MIP Plan”), which will be allocated by a Special Committee of the Board in accordance with the Stockholder Agreement (such shares of Common Stock, the “Special Equity Allocation Pool”).

In the event the MIP Plan is not approved by the requisite consent of the stockholders of the Company and implemented within ninety (90) days of the GBG Closing Date, or that any shares of the Special Equity Allocation Pool are not awarded within 180 days following the GBG Closing Date, or any awards under the MIP Plan are forfeited by the awardees at any time, the equivalent amount of shares of Common Stock of the Company shall be delivered to the GSO Stockholders pursuant to the terms of the MIP Letter.

Plan Amendment

The amendment (the “Plan Amendment”) to the 2016 Plan to increase the reservation of the total shares available for issuance under the 2016 Plan to 12,725,963 shares of Common Stock became effective as of the GBG Closing Date.

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

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: the anticipated benefits of the GBG Acquisition on our financial results, business performance and product offerings, our ability to successfully integrate GBG’s business and realize cost savings and any other synergies; the risk that the credit ratings of the combined company or its subsidiaries may be different from what we expect; the risk of intense competition in the denim and premium lifestyle apparel industries; the risks associated with our foreign sourcing of our products and the implementation of foreign production for certain of our products, including in light of potential changes in international trade relations proposed to be implemented by the U.S. government; risks associated with our third-party distribution system; continued acceptance of our product, product demand, competition, capital adequacy, general economic conditions and the potential inability to raise additional capital if required; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns, including consumer demand for denim and premium lifestyle apparel, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; risks related to our reliance on a small number of large customers; risks related to our ability to implement successfully any growth or strategic plans; risks related to our ability to manage our inventory effectively; the risk of cyber-attacks and other system risks; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; risks related to our pledge of all our tangible and intangible assets as collateral under our financing agreements; risks related to our ability to generate positive cash flow from operations; risks related to a possible oversupply of denim in the marketplace;  and the other risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) and subsequent quarterly reports on Form 10-Q and Form 8-K should be read in conjunction with those reports, together with all of the Company’s other filings.

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

Introduction

This management’s discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2018 and 2017. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in this Quarterly Report.

Executive Overview

As of September 30, 2018, our principal business activity is the design, development and worldwide marketing of products that bear the brand names, Hudson®, Robert Graham® and SWIMS®. Hudson®, established in 2002, is a designer and marketer of women's and men's premium, branded denim and apparel. Robert Graham®, established in 2001, is a sophisticated, eclectic apparel and accessories brand seeking to inspire a global fashion movement. SWIMS®, established in 2006, is a Scandinavian lifestyle brand best known for its range of fashion-forward, water-friendly footwear, apparel and accessories. Because we focus on design, development and marketing, we rely on third parties to directly manufacture our apparel products. We sell our products through our own retail stores, our websites and to numerous retailers, which include major department stores, specialty stores, and ecommerce stores in the U.S., Canada and Europe.

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

We operate retail stores for our Robert Graham® and SWIMS® brands. As of November 14, 2018, we operated 30 Robert Graham® brand stores, which consisted of 18 full price stores and 12 outlet stores, and 3 SWIMS® brand stores, which consisted of 1 full price store which opened in September 2018 and 2 outlet stores.  We also license the SWIMS® brand name and products for sale in 8 SWIMS® branded retail stores internationally. We also acquired retail stores in the GBG Acquisition, see further below.

As part of our business strategy, we are seeking to create a platform that focuses on lifestyle brands in the apparel and accessories sectors. Our focus is on organically growing our brands through new licenses and acquisitions across strategic verticals.

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

Subsequent Events

On October 29, 2018,  we completed the acquisition (the “GBG Acquisition”) of a significant part of Global Brands Group Holding Limited’s (“GBG”) and its subsidiaries’ North American business, including the wholesale, retail and e-commerce operations, comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses for approximately $1.21 billion in cash, subject to certain adjustments.  We completed the GBG Acquisition pursuant to the Purchase and Sale Agreement (the “GBG Purchase Agreement”), dated as of June 27, 2018, by and among the Company, GBG and GBG USA Inc., a wholly owned subsidiary of GBG (“GBG USA”).

Concurrent with the closing of the GBG Acquisition,  we changed our name to Centric Brands Inc., reflecting our position as a leading lifestyle brands collective platform. Centric Brands is listed publicly on the NASDAQ under the ticker symbol CTRC.

As a result of the GBG Acquisition, it is anticipated that Centric Brands will generate revenue with branded product distribution to a diversified base of consumers across all retail and digital channels. The new Centric Brands platform is expected to enable us to seamlessly add new licenses and company-owned brands to our portfolio, leveraging our expertise and capabilities to design, produce, manage and market a broad array of products. Centric Brands is headquartered in New York City with offices in Greensboro, Los Angeles, and Montreal.

The purchase price for the GBG Acquisition was paid in cash. Fully committed debt financing for the GBG Acquisition was provided by affiliates of and/or funds managed by Ares Capital Management LLC, HPS Investment Partners, LLC, GSO Capital Partners LP and Blackstone Tactical Opportunities. Upon the closing of the GBG Acquisition, Tengram and its affiliates converted all of its holdings of the Company’s Series A and Series A-1 Convertible Preferred Stock into the Company’s common stock. See “Note 16—Subsequent Events” for further details.

Correction of an Immaterial Error

During the 2017 year end close, we determined that basic and diluted EPS had been incorrectly stated in the prior period financial statements. Historically, cumulative preferred dividends for the period were not included in the Company’s calculation of EPS. However, in accordance with ASC 260, Earnings per Share, income available to common stockholders shall be computed by deducting the dividends accumulated for the period on cumulative preferred stock. The Series A Preferred Stock entitled the holder to receive cumulative dividends when, as and if declared by the Board of Directors, payable at an annual rate of 10% through the date on which the liquidation preference is paid to the holder in connection with the liquidation of the Company or the date on which such Series A Preferred Stock is otherwise reacquired by the Company. The amount of the cumulative dividend on the Series A Preferred Stock has been disclosed previously in the Company’s filings. We have corrected the calculation of basic and diluted EPS to include the cumulative preferred dividends for the period. Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was not material to the presentation and disclosures, and has no impact on our financial position, results of operations and cash flows. Accordingly, no amendments to previously filed reports were required. However, we elected to revise the historical condensed consolidated financial information presented herein to reflect the correction of this error for the prior periods presented and to conform to the current period presentation. As a result of this correction, for the three months ended September 30, 2017, basic and diluted loss per common share was corrected from a loss of $0.01 per share to a loss of $0.12 per share and for the nine months ended September 30, 2017, basic and diluted loss per common share was corrected from a loss of $0.50 per share to a loss of $0.80 per share.

Reportable Segments

As of September 30, 2018, our reportable business segments were Wholesale, Consumer Direct and Corporate and other. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment was comprised of sales of products to better nationwide department stores, boutiques, specialty retailers, and select off-price and international customers, and includes expenses from sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples. Our Consumer Direct segment was comprised of sales to consumers through our Robert Graham® and SWIMS® brand full-price retail stores and outlet stores, and through our ecommerce sites at www.hudsonjeans.com,  www.robertgraham.us and www.swims.com. The information contained on, or that can be accessed through, these websites is not a part of this Quarterly Report and is not incorporated by reference herein. The Corporate and other segment was comprised of revenue from trademark licensing agreements and overhead from corporate operations, which include the executive, finance, legal, information technology, and human resources departments.

Wholesale

As of September 30, 2018, our Wholesale segment was comprised of sales of Robert Graham®, Hudson® and SWIMS® products to premium nationwide department stores, specialty retailers, ecommerce stores, boutiques, select off-price retailers and international customers. In addition, SWIMS® products are sold to international licensed store operators. Our Wholesale segment included expenses from our sales and customer service departments, trade shows, warehouse distribution, design and production, and product samples associated with our Robert Graham®, Hudson® and SWIMS® product lines for the respective periods described above. Domestically, we sell our Robert Graham®, Hudson® and SWIMS® products through our own showrooms, as well as, in the case of our Robert Graham® products, with independent sales representatives who may have their own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Internationally, we sell our products to customers in various countries.

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

Consumer Direct

As of September 30, 2018,  our Consumer Direct segment was comprised of sales of our Robert Graham® products directly to consumers in the United States through full-price retail stores, outlet stores, our ecommerce site, www.robertgraham.us and through the circulation of over 700,000 catalogs distributed seasonally throughout the United States.  As this segment generates higher gross margin rates and provides us greater control of our brand product mix and distribution, we have grown from one Robert Graham® brand retail store in 2011 to 30 retail stores as of November 14, 2018, including 18 full price stores and 12 outlet stores. We have expanded the ecommerce part of the Consumer Direct segment through direct digital, creating a larger customer database and generating repeat customer sales through our Collector’s Club Loyalty Program. Additionally, our Consumer Direct segment was comprised of sales of our Hudson® products to consumers through our ecommerce site at www.hudsonjeans.com, and sales of our SWIMS® products to consumers through our ecommerce site at www.swims.com and our 2  Company operated outlet stores and 1 Company operated full price store.

We measure performance of our Consumer Direct segment primarily based on the profitability of our stores and websites, as well as our ability to acquire and retain customers in our ecommerce business and the site traffic and conversion rates on our websites.

Corporate and other

As of September 30, 2018,  our Corporate and other segment was comprised of licenses to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated Robert Graham® products in specified geographical areas for specified periods. Our licensing revenues for our Robert Graham® products stem primarily from the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear and fragrances, and distribution in Canada. Our Corporate and other segment also included licensing revenue from the sale by our licensee of our Hudson® children’s product line and men’s and women’s apparel in Europe.  Our Corporate and other segment also encompassed our corporate operations, including the general brand marketing and advertising, information technology, finance, executive, legal, and human resources departments associated with our Robert Graham®, Hudson® and SWIMS® product lines for the respective periods described above. Similar to our Wholesale segment, we measure performance of our Corporate and other segment primarily based on our licensees’ ability to profitably sell our products in multiple categories to their existing wholesale customers and to add new licensees in brand relevant categories. Goodwill and intangible assets are included within the Corporate and other segment.

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. These tables should be read in conjunction with the discussion that follows:

	Three months ended September 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales	$39,831	$42,389	$(2,558)	(6)%
Cost of goods sold	22,671	24,334	(1,663)	(7)
Gross profit	17,160	18,055	(895)	(5)
Gross margin	43%	43%
Operating expenses
Selling, general and administrative	25,029	15,334	9,695	63
Depreciation and amortization	1,377	1,493	(116)	(8)
Total operating expenses	26,406	16,827	9,579	57
Operating (loss) income	(9,246)	1,228	(10,474)	(853)
Interest expense	2,462	2,262	200	9
Other expense (income), net	21	(12)	33	(275)
Loss before income taxes	(11,729)	(1,022)	(10,707)	1,048
Income tax benefit	(1,150)	(839)	(311)	37
Net loss	$(10,579)	$(183)	$(10,396)	5,681%

	Three months ended September 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$28,410	$32,393	$(3,983)	(12)%
Consumer Direct	10,434	9,188	1,246	14
Corporate and other	987	808	179	22
	$39,831	$42,389	$(2,558)	(6)%
Gross profit:
Wholesale	$9,724	$11,655	$(1,931)	(17)%
Consumer Direct	6,455	5,592	863	15
Corporate and other	981	808	173	21
	$17,160	$18,055	$(895)	(5)%
Operating expenses:
Wholesale	$3,586	$3,428	$158	5%
Consumer Direct	5,870	5,981	(111)	(2)
Corporate and other	16,950	7,418	9,532	128
	$26,406	$16,827	$9,579	57%
Operating (loss) income:
Wholesale	$6,138	$8,227	$(2,089)	(25)%
Consumer Direct	585	(389)	974	(250)
Corporate and other	(15,969)	(6,610)	(9,359)	142
	$(9,246)	$1,228	$(10,474)	(853)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Sales

Net sales decreased by 6% to $39.8 million for the three months ended September 30, 2018 from $42.4 million for the same quarter last year. The $2.6 million net sales decrease was driven by a 12% decrease in our Wholesale segment that more than offset a 14% increase in our Consumer Direct segment. By brand, an overall net sales decline of 17% at Hudson,  impacted primarily by declines within Womens, offset overall net sales gains of 15% at SWIMS and flat net sales at Robert Graham.  All channels within SWIMS, as well as Consumer Direct net sales at Robert Graham, improved robustly during the quarter ended September 30, 2018.

Wholesale segment net sales declined by 12% to $28.4 million for the three months ended September 30, 2018 from $32.4 million for the same quarter in the prior year. The $4.0 million decrease primarily related to less net sales from the Hudson brand as sales to off-price customers dipped 22%. Hudson made a strategic decision in the third quarter of 2018 to maintain its historical market ‘premium’ status by shifting from an off-price to a full-price selling focus in order to reduce overall penetration of its product into the discounted off-price markets. As well, Hudson’s full price business fell 6% as major department store volume dropped due to a shift in business from higher comparable unit volumes at customers’ brick-and-mortar channels to lower unit volumes at their ecommerce channels. This shift in focus, coupled with lower comparable department store ‘doors’, accounted for a majority of the Hudson decline.  Robert Graham Wholesale net sales also declined by 11% primarily due to a  32% reduction in net sales to off-price customers.  Robert Graham full-price net sales were up 3% versus the comparable quarter last year.  Improvements in Robert Graham net sales during the first half of the year and the successful clearance of prior season product in the second quarter of this year left less product available for sale to off-price customers during the third quarter this year versus the same quarter last year. These Wholesale segment declines offset robust Wholesale net sales gains of 10% at our SWIMS brand during the quarter ended September 30, 2018.

Consumer Direct net sales increased by 14% to $10.4 million for the three months ended September 30, 2018 from $9.2 million for the same quarter in the prior year. The $1.2 million increase was driven by 9% comparable store net sales increases. Robert Graham retail outlet stores were up 16% and full price stores were up 5%. Comparable store increases at Robert Graham were driven by improvements in customer conversion even though foot traffic in our stores was flat to the same quarter last year. In addition, during the third quarter of 2018, SWIMS retail store sales increased 7%  including sales related to a new store that opened in September 2018. Ecommerce net sales improved 21% during the quarter. Robert Graham and SWIMS ecommerce net sales increases of 16% and 72%, respectively, offset Hudson ecommerce declines of 2%. Robert Graham ecommerce improvements were driven by improved traffic to its website and a higher average order value. SWIMS ecommerce improvements were attributable to an increase in site traffic and conversion rates. Hudson ecommerce declines were driven by lower conversion rates,  partially offset by a higher average order value, as we strategically were less promotional in the third quarter this year compared to the same quarter last year.

Corporate and other net sales rose 22% for the three months ended September 30, 2018 to $1.0 million from $0.8 million for the same quarter last year. Corporate and other net sales consists of licensing revenue.

Gross Profit

Gross profit declined by $0.9 million, or 5%, to $17.2 million for the three months ended September 30, 2018 from $18.1 million for the same quarter last year. The decrease in gross profit was attributable to a 6% decline in net sales during the quarter, which was partially offset by a higher gross profit margin. Gross profit margin was 43.1% for the three months ended September 30, 2018 versus 42.6% for the same quarter in the prior year.  Improvements in gross profit margin were attributable to the improved penetration of full-price sales at the Wholesale segment as well as the improved penetration of Consumer Direct relative to total sales as described above. Inventory levels at September 30, 2018 are down 12%  compared to inventory levels at the same date in the prior year, reflecting less inventory produced specifically for off-price customers and less leftover prior season product. Current inventory levels are expected to be appropriate to fuel planned Wholesale full-price and Consumer Direct net sales in the fourth quarter of 2018.

Corporate and other gross profit increased by 21% to $1.0 million for the third quarter of fiscal 2018, compared to $0.8 million in the same quarter last year due to an increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, professional fees, stock-based compensation, factor and bank fees, acquisition costs and other costs including supplies and services purchased, and (ii) depreciation and amortization.

Operating expenses increased to $26.4 million for the three months ended September 30, 2018 from $16.8 million for the three months ended September 30, 2017. The $9.6 million increase in operating expenses was primarily attributable to $9.6 million in acquisition related costs incurred in the third quarter of 2018 related to the GBG Acquisition.  Excluding GBG Acquisition related expenses, selling, general and administrative expense rates increased to 38.8% from 36.2% in the third quarter of 2017. Operating expense increases, excluding GBG Acquisition related costs, primarily relate to a higher volume of Robert Graham direct store labor appropriate for the increase in Robert Graham comparable store sales.

Depreciation and amortization expense, as a percent of net sales, was 3.5% for both the third quarter of fiscal 2018 and 2017.

Interest Expense

Interest expense increased to $2.5 million for the three months ended September 30, 2018 from $2.3 million for the three months ended September 30, 2017,  due to higher interest rates related to our credit facilities and the amortization of debt discounts and deferred financing costs related to those facilities and the convertible notes.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 10% for the three months ended September 30, 2018 compared to 82% for the three months ended September 30, 2017.  The difference in the effective tax rate for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

Net Loss

We generated a net loss of $10.6 million for the three months ended September 30, 2018, compared to a net loss of $0.2 million for the three months ended September 30, 2017.

	Nine months ended September 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales	$114,614	$118,944	$(4,330)	(4)%
Cost of goods sold	66,774	66,067	707	1
Gross profit	47,840	52,877	(5,037)	(10)
Gross margin	42%	44%
Operating expenses
Selling, general and administrative	58,992	47,633	11,359	24
Depreciation and amortization	4,252	4,526	(274)	(6)
Total operating expenses	63,244	52,159	11,085	21
Operating (loss) income	(15,404)	718	(16,122)	(2,245)
Interest expense	7,097	6,536	561	9
Other expense (income), net	124	(1)	125	(12,500)
Loss before income taxes	(22,625)	(5,817)	(16,808)	289
Income tax (benefit) provision	(2,275)	776	(3,051)	(393)
Net loss	$(20,350)	$(6,593)	$(13,757)	209%

	Nine months ended September 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Net sales:
Wholesale	$80,808	$88,910	$(8,102)	(9)%
Consumer Direct	31,128	27,959	3,169	11
Corporate and other	2,678	2,075	603	29
	$114,614	$118,944	$(4,330)	(4)%
Gross profit:
Wholesale	$25,817	$33,210	$(7,393)	(22)%
Consumer Direct	19,351	17,592	1,759	10
Corporate and other	2,672	2,075	597	29
	$47,840	$52,877	$(5,037)	(10)%
Operating expenses:
Wholesale	$9,951	$11,053	$(1,102)	(10)%
Consumer Direct	17,761	18,364	(603)	(3)
Corporate and other	35,532	22,742	12,790	56
	$63,244	$52,159	$11,085	21%
Operating (loss) income:
Wholesale	$15,866	$22,157	$(6,291)	(28)%
Consumer Direct	1,590	(772)	2,362	(306)
Corporate and other	(32,860)	(20,667)	(12,193)	59
	$(15,404)	$718	$(16,122)	(2,245)%

Nine months Ended September 30, 2018 Compared to Nine months Ended September 30, 2017

Net Sales

Net sales decreased by 4% to $114.6 million for the nine months ended September 30, 2018 from $118.9 million for the same period last year. The $4.3 million net sales decrease was driven by a 9%, or $8.1 million, decline of net sales at our Wholesale segment.  This decrease more than offset an 11%, or $3.2 million, net sales increase in the Consumer Direct segment attributable to a retail store net sales increase of 11% across Robert Graham and SWIMS full price and outlet stores, as well as an 11% ecommerce net sales increase.

Wholesale segment net sales declined by 9% to $80.8 million for the nine months ended September 30, 2018 from $88.9 million for the same period in the prior year. This $8.1 million decrease primarily related to less revenue from our Hudson brand as sales to major department stores dropped due to a shift in business from brick-and-mortar to online channels and less sales to off-price customers as a strategic approach to improving full-price business over the long term as the brand re-gains its roots as a ‘premium’ denim offering. Navigation of this shift is on-going for Hudson as it is selling into less department store ‘doors’ but increasing volume to the respective department stores’ on-line channels. In addition, Hudson strategically discontinued the majority of its European distribution to better concentrate on US opportunities. While the European volume overall is not material to the segment as a whole, the impact was a decrease of $1.9 million net sales for the nine months ended September 30, 2018 versus the same period last year. Robert Graham and SWIMS wholesale net sales increased $0.1 million and $1.2 million for the nine months ended September 30, 2018, respectively, compared to the same period last year, primarily due to each brand selling more unit volume into off-price channels than in the same period last year.

Consumer Direct net sales increased by 11% to $31.1 million for the nine months ended September 30, 2018 from $28.0 million for the same period in the prior year. The increase was driven by an 11% increase in both overall retail store net sales and ecommerce sales. The store increase was attributable to an 8% increase at full price stores and a 16% increase at off price stores. Robert Graham store increases were driven by improvements in conversion rates and average transaction value. In addition, during the first nine months of 2018, SWIMS retail store sales increased 28% both from improved volume in its comparable store, the inclusion of a non-comparable store that was not open during the full nine months last year and the addition of a new full-price store that opened in September 2018. Ecommerce net sales improved 11% during the nine months ended September 30, 2018. Robert Graham and SWIMS ecommerce net sales increases of 18% and 55%, respectively, more than offset Hudson ecommerce declines of 20%. Robert Graham ecommerce improvements were driven by increased site traffic and a higher average order value. SWIMS ecommerce improvements were attributable to an increase in site traffic and conversion rates. Hudson ecommerce declines were primarily driven by less site traffic and conversion while average order values increased double digits as the brand was strategically less promotional than in the same period last year.

Corporate and other net sales increased by 29% for the nine months ended September 30, 2018 to $2.7 million from $2.1 million in the same period last year. Corporate and other net sales consists of licensing revenue.

Gross Profit

Gross profit declined by $5.0 million, or 10%, to $47.8 million for the nine months ended September 30, 2018 from $52.9 million for the same period last year. The decrease in gross profit was attributable to a 4% decline in net sales during the nine months and the impact of a one-time benefit of $1.4 million recorded in the comparable period last year. The one-time benefit in the prior year’s nine month period related to a change in inventory valuation. Gross profit margin was 41.7% for the nine months ended September 30, 2018 versus 44.5% for same period in the prior year.  Declines in gross profit margin were attributable to last year’s one-time benefit and the change in mix of net sales into the various distribution channels versus the same period last year.  In the first nine months of 2018, wholesale selling increased into off-price channels, and the associated margin reductions more than offset margin increases from increased sales into consumer direct channels. At September 30, 2018, inventory decreased 12% relative to the same period in the prior year.

Corporate and other gross profit increased by 29% to $2.7 million for the first nine months of fiscal 2018, compared to $2.1 million in the same period for the prior year, due to an increase in licensing revenue.

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, professional fees, stock-based compensation, factor and bank fees, acquisition costs and other costs including supplies and services purchased, and (ii) depreciation and amortization.

Operating expenses increased by 21% to $63.2 million for the nine months ended September 30, 2018 from $52.2 million for the nine months ended September 30, 2017. The $11.1 million increase in operating expenses was attributable to additional stock compensation expense of $0.8 million compared to the same period last year and $14.1 million in GBG Acquisition related costs incurred in 2018. This was partially offset by significant cost savings including a $1.5 million decrease in selling expenses, a $0.6 million decrease in administrative expenses, a $0.2 million decrease in direct retail store costs and $0.1 million savings on ecommerce fixed infrastructure. The decrease in operating expenses is also attributable to $0.9 million of restructuring costs incurred in fiscal 2017.

Depreciation and amortization expense, as a percent of net sales, was 3.7% from 3.8% for the nine months ended September 30, 2018 compared to the same period last year.

Interest Expense

Interest expense increased to $7.1 million for the nine months ended September 30, 2018 from $6.5 million for the nine months ended September 30, 2017, due to higher interest rates related to our credit facilities and the amortization of debt discounts and deferred financing costs related to those facilities and the convertible notes.

Income Tax (Benefit) Provision

Our effective tax rate from operations was a benefit of 10% for the nine months ended September 30, 2018 compared to an expense of 13% for the nine months ended September 30, 2017.  The difference in the effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a change in the ratio of year-to-date losses to forecasted loss.

Net Loss

We generated a net loss of $20.4 million for the nine months ended September 30, 2018, compared to a net loss of $6.6 million for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

As of September 30, 2018, our primary sources of liquidity were: (i) cash proceeds from Wholesale operations sold on account, both managed and insured through factors and internal credit management resources; (ii) cash proceeds from sales through our Consumer Direct segment tendered in cash, credit card, debit card or gift card; (iii) cash proceeds from licenses collected from licensees via check or wire transfer; and (iv) cash proceeds from borrowing under various credit facilities described below. Cash was used to make payments of debt and interest and for payroll and operating disbursements including inventories, operating expenses and capitalized property, software and equipment.

Our primary capital needs are for: (i) working capital; (ii) debt principal and interest; and (iii) trade credit to our customers.  On October 29, 2018, in connection with the GBG Acquisition and entry into the Credit Agreements, as defined in “Note 16–Subsequent Events”, the ABL Credit Agreement and Term Credit Agreement were terminated and all outstanding obligations thereunder were repaid. For additional information, see “Note 16–Subsequent Events.”

Cash Flows for the Nine months Ended September 30, 2018 and September 30, 2017

For the nine months ended September 30, 2018,  net cash used in operating activities was $3.5 million. Cash flows used in investing activities during the nine months ended September 30, 2018 totaled $1.0 million for the purchase of property and equipment. Cash flows used in financing activities during the nine months ended September 30, 2018 totaled $0.4 million. These cash flows from financing activities primarily consisted of proceeds from our line of credit under the ABL Credit Agreement of $2.2 million, offset by repayment of principal payments under our Term Credit Agreement of $2.2 million and taxes paid in lieu of shares issued for stock-based compensation of $0.4 million.

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

The ABL Credit Agreement provided for the Revolving Facility, an asset-based revolving facility with commitments in an aggregate principal amount of $40.0 million. The Term Credit Agreement provided for the Term Facility, a senior secured term loan facility with commitments in an aggregate principal amount of $50.0 million. The Revolving Facility had a maturity date of October 30, 2020. The Term Facility had a maturity date of January 28, 2021. The amount available to be drawn under the Revolving Facility was based on the borrowing base values attributed to eligible accounts receivable and eligible inventory. Our availability under the Revolving Facility as of September 30, 2018 was $7.9 million.

Certain domestic subsidiaries of the Company were co-borrowers under the ABL Credit Agreement and the Term Credit Agreement. The obligations under the ABL Credit Agreement and Term Credit Agreement were guaranteed by all of our domestic subsidiaries and were secured by substantially all of our assets, including the assets of our domestic subsidiaries.

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

On October 29, 2018, in connection with the GBG Acquisition and entry into the Credit Agreements, as defined in “Note 16–Subsequent Events”, the ABL Credit Agreement and Term Credit Agreement were terminated and all outstanding obligations thereunder were repaid. For additional information, see “Note 16–Subsequent Events.”

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

SWIMS Factoring Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained its preexisting Factoring Agreement between SWIMS and DNB, dated August 26, 2013 (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables, with a credit limit of NOK 7.2 million. On September 3, 2018, the SWIMS Factoring Agreement was amended to increase the credit limit to NOK 10.7 million. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS. For additional information on the SWIMS Factoring Agreement, see “Note 3 – Factored Accounts and Receivables” to our unaudited condensed financial statements.

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

Short-Term Convertible Note

On July 18, 2016, we issued a convertible promissory note to Tengram II, with principal of $13.0 million in connection with the acquisition of SWIMS, referred to as the SWIMS Convertible Note. As discussed further below, the

SWIMS Convertible Note was fully converted into shares of Series A-1 Preferred Stock in January 2018. The SWIMS Convertible Note accrued interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and was convertible, at Tengram II’s option or on the extended maturity date of January 18, 2018 (which had an original maturity date of January 18, 2017) if not already repaid in cash on or prior to that date, into newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share. Additionally, the Series A-1 Preferred Stock will itself was convertible into shares of our common stock at an initial price of $3.00 per share (subject to adjustment), was entitled to dividends at a rate of 10% per annum payable quarterly in arrears, was senior to the common stock upon liquidation and had voting rights on an as-converted basis alongside our common stock.

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

On October 29, 2018, 4,587,964 shares of the Series A-1 Preferred Stock converted into 4,951,177 newly issued shares of Common Stock in accordance with the terms of the Series A-1 Preferred Stock (the “Series A-1 Conversion”).  For additional information, see “Note 16–Subsequent Events.”

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB, dated January 27, 2016 (the “SWIMS Overdraft Agreement”). The SWIMS Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of September 30, 2018) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. For additional information on the SWIMS Overdraft Agreement, see “Note 8 – Debt” to our unaudited condensed financial statements.

Off Balance Sheet Arrangements

As of September 30, 2018, we did not have any off balance sheet arrangements.

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

Where You Can Find Other Information

Our corporate website is www.centricbrands.com. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report and is not incorporated by reference herein. We make available on or through our website, without charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically submitted to the SEC. Our SEC filings, including exhibits filed or furnished therewith, are also available for at the SEC’s website at www.sec.gov. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed online at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

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

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

Refer to Form 8-K filed on November 2, 2018 for additional risk factors disclosed that supplement and update the risk factor disclosure contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018.

Item 5.           Other Information

None.

Item 6.          Exhibits.

Exhibit No.	Description	Document if Incorporated by Reference

2.1	Purchase and Sale Agreement, dated as of June 27, 2018, by and among Global Brands Group Holding Limited, GBG USA Inc. and Differential Brands Group Inc.	Exhibit 2.1 to Current Report on Form 8-K filed on July 3, 2018
2.2	Omnibus Closing Letter Agreement, dated as of October 29, 2018, by and among Global Brands Group Holding Limited, GBG USA Inc. and Differential Brands Group Inc.*	Exhibit 2.2 to Current Report on Form 8-K filed on November 2, 2018
3.1	Certificate of Amendment to the Company’s Certificate of Incorporation, dated October 29, 2018	Exhibit 3.1 to Current Report on Form 8-K filed on November 2, 2018
4.1	Form of Convertible Note	Exhibit 4.1 to Current Report on Form 8-K filed on November 2, 2018
4.2	Subordinated Convertible Promissory Notes Guaranty Agreement, dated as of October 29, 2018, by and among the Company and the Guarantors party thereto	Exhibit 4.2 to Current Report on Form 8-K filed on November 2, 2018
4.3	Specimen Common Stock Certificate of Centric Brands Inc.	Exhibit 4.3 to Current Report on Form 8-K filed on November 2, 2018
10.1

First Lien Credit Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc., as borrower, the lenders party thereto, Ares Capital Corporation, as Joint Lead Arranger, Bookrunner and Administrative Agent, ACF Finco I LP, as revolving agent and collateral agent, and HPS Investment Partners, LLC, as Joint Lead Arranger, Bookrunner and Documentation Agent*

Exhibit 10.1 to Current Report on Form 8-K filed on November 2, 2018
10.2	First Lien Collateral Agreement, dated as of October 29, 2018, by and among ACF Finco I LP, as First Lien Collateral Agent, Differential Brands Group Inc. and certain of its subsidiaries*	Exhibit 10.2 to Current Report on Form 8-K filed on November 2, 2018
10.3	First Lien Guaranty Agreement, dated as of October 29, 2018, by and among Ares Capital Corporation, as Administrative Agent, Differential Brands Group Inc. and certain of its subsidiaries*	Exhibit 10.3 to Current Report on Form 8-K filed on November 2, 2018
10.4

Second Lien Credit Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc., as borrower, the lenders party thereto, and U.S. Bank National Association, as Administrative Agent and Collateral Agent*

Exhibit 10.4 to Current Report on Form 8-K filed on November 2, 2018
10.5

Second Lien Collateral Agreement, dated as of October 29, 2018, by and among U.S. Bank National Association, as Second Lien Collateral Agent, Differential Brands Group Inc. and certain of its subsidiaries*

Exhibit 10.5 to Current Report on Form 8-K filed on November 2, 2018
10.6	Second Lien Guaranty Agreement, dated as of October 29, 2018, by and among U.S. Bank National Association, as Administrative Agent, Differential Brands Group Inc. and certain of its subsidiaries*	Exhibit 10.6 to Current Report on Form 8-K filed on November 2, 2018
10.7

Receivables Purchase Agreement, dated as of October 29, 2018, by and among Spring Funding, LLC, as seller, the purchasers from time to time party thereto, PNC Bank, National Association, as Administrative Agent, Differential Brands Group Inc., as initial Servicer, and PNC Capital Markets LLC, as Structuring Agent*

Exhibit 10.7 to Current Report on Form 8-K filed on November 2, 2018
10.8

Purchase and Sale Agreement, dated as of October 29, 2018, among certain subsidiaries of Differential Brands Group Inc., as Originators, and Spring Funding, LLC, a wholly owned, bankruptcy-remote special purpose subsidiary of Differential Brands Group Inc., as Buyer

Exhibit 10.8 to Current Report on Form 8-K filed on November 2, 2018

10.9	Form of Subscription Agreement for the Issuance of Common Stock*	Exhibit 10.9 to Current Report on Form 8-K filed on November 2, 2018
10.10

Form of Subscription Agreement for the Issuance of Common Stock and Convertible Notes to GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) - NQ - ESC L.P *

Exhibit 10.10 to Current Report on Form 8-K filed on November 2, 2018
10.11

Form of Subscription Agreement for the Issuance of Common Stock to GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) - NQ - ESC L.P *

Exhibit 10.11 to Current Report on Form 8-K filed on November 2, 2018
10.12

Stockholder Agreement by and among Differential Brands Group Inc., TCP Denim, LLC, Tengram Capital Partners Fund II, L.P., Tengram Capital Partners Gen2 Fund, L.P., Tengram Capital Associates, LLC, RG II Blocker, LLC, GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) - NQ - ESC L.P., dated as of October 29, 2018

Exhibit 10.12 to Current Report on Form 8-K filed on November 2, 2018
10.13

Registration Rights Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc. and GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) - NQ - ESC L.P.

Exhibit 10.13 to Current Report on Form 8-K filed on November 2, 2018
10.14	Registration Rights Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc. and the investors party thereto	Exhibit 10.14 to Current Report on Form 8-K filed on November 2, 2018
10.15	Amendment No. 1 to Registration Rights Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc. and the consenting investors party thereto.	Exhibit 10.15 to Current Report on Form 8-K filed on November 2, 2018
10.16

Registration Rights Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on January 29, 2016)

Exhibit 10.16 to Current Report on Form 8-K filed on November 2, 2018
10.17	Employment Agreement, dated as of October 29, 2018, by and between Differential Brands Group Inc. and Jason Rabin**	Exhibit 10.17 to Current Report on Form 8-K filed on November 2, 2018
10.18

Employment Agreement, dated as of January 28, 2016, by and between Differential Brands Group Inc. and Michael Buckley (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 29, 2016)**

Exhibit 10.18 to Current Report on Form 8-K filed on November 2, 2018
10.19	Separation Agreement, dated as of October 29, 2018, by and between Differential Brands Group Inc. and Michael Buckley**	Exhibit 10.19 to Current Report on Form 8-K filed on November 2, 2018

10.20

Letter Agreement dated October 29, 2018 by and among Differential Brands Group Inc., GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) - NQ - ESC L.P.

Exhibit 10.20 to Current Report on Form 8-K filed on November 2, 2018
10.21	Amendment to the Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan, dated October 29, 2018**	Exhibit 10.2 to Current Report on Form 8-K filed on November 2, 2018
10.22	Employment Agreement, dated as of October 30, 2018, by and between Centric Brands Inc. and Anurup Pruthi**	Exhibit 10.1 to Current Report on Form 8-K filed on November 9, 2018
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Furnished herewith.

**   Management contract and/or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRIC BRANDS INC.

November 14, 2018	/s/ Jason Rabin
Jason Rabin
Chief Executive Officer (Principal Executive Officer)

November 14, 2018	/s/ Anurup Pruthi
Anurup Pruthi
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)