Form 10-K
period 2018-12-31
Centric Brands Inc.
filed 2019-05-16
CIK 844143

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000‑18926

CENTRIC BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11‑2928178 (I.R.S. Employer Identification No.)

350 5th Avenue, 6th Floor, New York, NY 10118

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (646) 582-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	CTRC	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Act.) Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market LLC as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42.9 million.

The number of shares of the registrant’s common stock outstanding as of May 15, 2019 was 58,542,641.

Documents incorporated by reference: None.

CENTRIC BRANDS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

Forward-Looking Statements

Statements contained in this Annual Report that are not purely historical facts are forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 and are based on our management’s beliefs and assumptions and on information currently available to our management. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and any variations of such words with similar meanings. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

Factors that would cause or contribute to such differences include, but are not limited to, the factors contained or referenced under the headings “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. In particular, certain risks and uncertainties that we face include, but are not limited to:

•	our dependence on licensors, licensed products and our ability to extend or renew our key license agreements;
•	the risk associated with our substantial indebtedness, which could adversely affect our financial performance and impact our ability to service our indebtedness;
•	continued acceptance of our brands in the marketplace;
•	the seasonal nature of our business;
•	the risk that we will be unsuccessful in gauging fashion trends, changes in the business environment and changing consumer preferences;
•	potential changes in the retail store landscape in light of retail store closings and the bankruptcy of a number of prominent retailers;
•	the effects of competition in the markets in which we operate, including ecommerce retailers;
•	our ability to successfully implement our strategic plans;
•	our dependence on continued service of our key personnel;
•	costs and uncertainties with respect to expansion of our product offerings;
•	our ability to make strategic acquisitions and possible disruptions from acquisitions;
•	our ability to realize the anticipated benefits of recent acquisitions and any future acquisitions;
•

the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns, including consumer demand for our products, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness;

•	our ability to generate positive cash flow from operations;
•	our ability to manage our inventory effectively;
•	our ability to protect our trademarks and other intellectual property;
•	retail customer concentration and our reliance on a small number of large customers;
•	risks associated with leasing retail space and operating our own retail stores;
•

the risks associated with our reliance on service agreements providing certain accounting, warehousing and logistics, manufacturing, information technology, data privacy, cybersecurity, disaster recovery, and internal controls services, including the risks associated with certain services we are procuring under a transition services agreement;

•	the risks associated with the foreign sourcing of our products in light of potential changes in international trade relations between the United States and countries in which our products are sourced;
•	the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements;
•	the risk that the credit ratings of the combined company or its subsidiaries may be different from what we expect;
•	our ability to continue to have access to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions;
•	the significant increase in the amount of our goodwill and other intangibles;
•	the risk of cyber-attacks and other technology system risks;
•	the effect of regulations applicable to us as a United States public company; and
•	additional legislation and/or regulation in the United States and around the world.

Since we operate in a rapidly changing environment, new risk factors can arise and it is not possible for our management to predict all such risk factors, nor can our management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance, events and circumstances reflected in the forward-looking statements will be achieved or will occur. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements.

Any forward-looking statement in this Annual Report speaks only as of the date of this filing. We undertake no obligation to publicly update these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur.

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended  (“Exchange Act”). We maintain a website at www.centricbrands.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website at www.centricbrands.com (under the heading “Investor Relations”). Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC. Information relating to our corporate governance, including copies of our Code of Ethics and Conduct, Audit, Compensation and Nominating and Corporate Governance Committee Charters, and other policies and guidelines, are available at our website under “Investor Relations.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Centric Brands Inc. 350 5th Avenue, 6th Floor, New York, NY 10118. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

ITEM 1.    BUSINESS

As used in this Annual Report on Form 10-K (“Annual Report”), unless the context indicates otherwise, the terms “Centric Brands,” “we,” “us,” “our,” and “the Company” refer to Centric Brands Inc. (formerly Differential Brands Group, Inc.) and our subsidiaries and affiliates. Centric Brands Inc. is a Delaware corporation that was incorporated in 1987.

Overview

Centric Brands is a leading lifestyle brands collective, bringing together creative minds from the worlds of fashion and commerce, sourcing, technology, marketing, digital and entertainment. We design, produce, merchandise, manage, and market kidswear, accessories, and men’s and women’s apparel under owned, licensed and private label brands and distribute our products across all retail and digital channels in North America and in international markets.

We license over 100 brands or produce private label products across our core product categories including kids, accessories, and men’s and women’s apparel. Licensed brands include Calvin Klein, Under Armour, Tommy Hilfiger, Nautica, Spyder, BCBG, Joe’s, Buffalo, Frye, Michael Kors, Kate Spade, AllSaints and Cole Haan, and entertainment properties including Disney, Marvel and Nickelodeon, among others. Our products are sold through a cross section of leading retailers such as Walmart, Macy’s, Kohl’s, TJX Companies, Costco, Nordstrom, Dillard’s, Ross, Target, JC Penney, and Amazon. We also sell our products over the web through retail partners such as Walmart.com, Macy’s.com and Nordstrom.com. We also distribute apparel and other products through our own retail stores, ecommerce websites, and partner shop-in-shops.

We began our operations in April 1987 as Innovo, Inc., a Texas corporation, in the consumer products industry. Since that time, we have changed our corporate name several times to reflect our evolution. Our corporate name has changed from Innovo Group Inc. in 1990, to Joe’s Jeans Inc. in 2007, to Differential Brands Group Inc. in 2016 and most recently, Centric Brands Inc. in October 2018. As part of this progression, in September 2013, we acquired the Hudson brand, which is a designer and marketer of men’s and women’s premium branded denim apparel. In January 2016, we acquired the Robert Graham brand, which is engaged in the design, development, sales and licensing of sophisticated, eclectic apparel products and accessories. In July 2016, we acquired the SWIMS brand, a Scandinavian-based business engaged in the design, development, sales and licensing of footwear, apparel and accessories. Most recently, in October 2018, we completed the acquisition of a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business. Concurrent with the closing of the GBG Acquisition (as defined below), we changed our name to Centric Brands Inc., reflecting our position as a leading lifestyle brands collective platform.

GBG Acquisition

On October 29, 2018 (the “Closing Date”), we acquired from GBG and GBG USA Inc., a wholly-owned subsidiary of GBG (“GBG USA”), a significant part of GBG’s North American business, including the wholesale, retail and ecommerce operations, comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses (the “GBG Business”) for a purchase price of approximately $1.18 billion (the “GBG Acquisition”). The GBG Business licenses brands such as Calvin Klein, Under Armour, Tommy Hilfiger, BCBG, Joe’s, Buffalo David Bitton, Frye, Michael Kors, Kate Spade, All Saints and Cole Haan, and entertainment properties including Disney, Marvel and Nickelodeon, among others. For more information on the financing transactions in connection with the GBG Acquisition, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements.”

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

Robert Graham® Merger

On January 28, 2016, we completed the acquisition of all of the outstanding equity interests of Robert Graham for an aggregate of $81.0 million in cash and 8,825,461 shares of our common stock (the “RG Merger”). Robert Graham is engaged in the design, development, sales and licensing of lifestyle apparel products and accessories that bear the brand name Robert Graham®.

Effective upon consummation of the RG Merger, we effected a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock such that each 30 shares of our issued and outstanding common stock were reclassified into one share of our issued and outstanding common stock. The Reverse Stock Split did not change the par value or the amount of authorized shares of our common stock. The primary purpose of the Reverse Stock Split was to increase the per-share market price of our common stock in order to maintain our listing on The NASDAQ Capital Market maintained by The NASDAQ Stock Market LLC (“NASDAQ”). All share amounts in this Annual Report reflect the Reverse Stock Split.

Our Brands and Products

Our products are focused on kids’ products, accessories products, and men’s and women’s apparel. Historically, our principal business activity was the design, development and worldwide marketing of apparel, footwear and lifestyle products bearing the Hudson®, Robert Graham® and SWIMS® (“Owned Brands”) labels as described further below.

As a result of the GBG Acquisition, we now license, manage and operate a diversified portfolio of complementary consumer brands where we act as a licensee for certain trademarks owned by third parties and produce private label products for certain customers. We also acquired certain trademarks for other owned brands pursuant to the GBG Acquisition that we do not expect to be significant to our operating results. We strive to combine consumer insight with our design, marketing, and imaging skills to offer broad lifestyle collections with a unified vision. Due to the GBG Acquisition, we now benefit from a balanced mix of licensed brands anchored by the following licensed brands:

AllSaints®

AllSaints is a British fashion retailer headquartered in London. AllSaints sells menswear, apparel, footwear and accessories through its department store locations, stand-alone retail stores and its website. AllSaints launched its first comprehensive handbag line in September 2015. We sell AllSaints accessories related products to numerous retailers, including major department stores, specialty stores, AllSaints retail and ecommerce stores in the United States and Canada.

BCBG®

Founded in Paris in 1989, BCBG is named for the popular French expression “Bon chic, bon genre,” the idea that a good attitude is the basis of good style. Since its inception, BCBG has infused west coast attitude into its distinctly European aesthetic to craft timeless designs that inspire women. BCBG products are sold in retail stores and department stores around the world. We sell women’s BCBG apparel and related accessories products in our BCBG retail stores, partner shop-in-shops, major department stores, specialty stores, ecommerce stores and our ecommerce website at www.bcbg.com.

bebe®

bebe is the go-to destination for chic, contemporary fashion. Founded by Manny Mashouf in 1976, he created one of the first contemporary fashion brands. Designed for the confident, sexy, modern woman, bebe is a global label that embodies a sensual, sophisticated lifestyle. We sell women’s bebe apparel and related accessories products in our own bebe retail store, specialty stores, and through www.bebe.com.

Buffalo David Bitton®

Buffalo David Bitton (“Buffalo”) is an iconic brand offering multiple denim styles and a full fashion collection. Buffalo is a lifestyle brand that translates across international boundaries. Founded in France and brought to Montreal more than 30 years ago, Buffalo now spans across 18 countries and more than 3,000 locations. We sell Buffalo men’s and women’s apparel to key accounts throughout the United States and Canada including major department stores, specialty stores,  and ecommerce stores in the United States and Canada.

Calvin Klein®

Calvin Klein is an American luxury fashion house established in 1968, which specializes in apparel, lifestyle accessories, home furnishings, perfumery, jewelry, watches and ready-to-wear. Calving Klein has substantial market share in retail and commercial lines as well haute couture garments. We sell Calvin Klein kids products and Calvin Klein men’s and women’s accessories related products to numerous retailers including major department stores, specialty stores, and ecommerce stores in the United States and Canada.

Cole Haan®

Cole Haan was founded in 1928 in Chicago, and was named after its founders Trafton Cole and Eddie Haan.  Cole Haan is a leading footwear label and has done collaborations with designers, athletes, and tastemakers expanding its product offering to include belts, hosiery, handbags, gloves, scarves, hats, outerwear, and sunglasses. We sell Cole Haan accessories related products in retail stores and department stores in the United States and Canada including Cole Haan retail stores and ecommerce stores.

Fila®

Fila is a sportswear manufacturing company founded in Italy. Fila products are internationally recognized by athletes and the fashion conscious. Fila uses premium fabrics designed to radiate the sophistication of Italian craftsmanship, while allowing maximum flexibility and performance. We sell Fila accessories related products in the retail stores and department stores throughout the United States and Canada.

FRYE®

Founded in 1863 in Marlboro, Massachusetts by John A. Frye, the Frye brand is the oldest, continuously operating footwear brand in the nation and one of the most recognizable and highly esteemed of all American brands. Frye’s history spans over150 years, across cultural shifts and changes in fashion. Today, Frye products are accessorized and envied on city streets, worked and roughed upon country roads and chosen above all others for their inimitable style and uncompromising quality. We sell Frye accessories related products to numerous retailers, including major department stores, specialty stores, Frye retail stores and ecommerce stores in the United States and Canada.

Herve Leger®

Herve Leger was founded in 1985 by the designer Hervé Peugnet, the pioneer of the so-called “bandage” dress, which utilized materials traditionally associated with foundation garments to create dresses that would mold and shape the wearer's figure with its signature bandage-like strips.  Herve Leger was acquired by the BCBG Max Azria Group in 1998 and relaunched under the direction of Max Azria in 2007. We sell women’s Herve Leger apparel in our own Herve Leger retail stores, partner shop-in-shops, major department stores, specialty stores, ecommerce stores and our ecommerce website at www.herveleger.com.

Joe’s®

Founded in 2001 by Creative Director Joe Dahan, Joe's redefines everyday style with its inherently LA sensibility and distinctive rock n roll point-of-view. With an emphasis on offering the perfect fit for everybody, the brand takes a revolutionary approach to denim and sophisticated classics, incorporating the very latest in technology to offer product that is beautiful, innovative, and fits flawlessly. We sell Joe’s men’s and women’s apparel in our Joe’s retail stores, major department stores, specialty stores, ecommerce stores and our ecommerce website at www.joesjeans.com.

Kate Spade®

Kate Spade is an American luxury fashion design house founded in January 1993 by Kate and Andy Spade.  The company started out as a handbag company. The debut line infused classic shapes, colors and fabrics into iconic handbags.  The company then began manufacturing jewelry, glasses and other small accessories, before it launched a home collection brand in 2007. Kate Spade products are sold in retail stores and department stores around the world. We sell Kate Spade accessories related products to numerous retailers, including major department stores, specialty stores, Kate Spade retail stores and ecommerce stores in the United States and Canada.

Lucky Brand®

Lucky Brand is an American denim company founded in Vernon, California in 1990. Lucky Brand is also known for a wide range of other products, including activewear, outerwear, T-shirts, and professional attire. We sell Lucky Brand kids’ products and accessories related products throughout the United States and Canada to major department store chains including Bloomingdale’s, Macy’s, Lord  & Taylor, Nordstrom, Belk and Dillard’s, as well as small specialty chains like Buckle.

Michael Kors®

Michael Kors is a world-renowned, award-winning designer of luxury accessories and ready-to-wear. His namesake company, established in 1981, currently produces a range of products under his signature Michael Kors Collection and MICHAEL by Michael Kors labels. These products include accessories, footwear, watches, jewelry, men’s and women’s ready-to-wear, eyewear and a full line of fragrance products. We sell Michael Kors accessories to more than 550 stores and over 1,500 in-store boutiques in various countries, including major department stores, specialty stores, Michael Kors retail stores and ecommerce stores in the United States and Canada.

Marvel®

Marvel Entertainment, LLC, a wholly-owned subsidiary of The Walt Disney Company, is one of the world’s most prominent character-based entertainment companies, built on a proven library of more than 8,000 characters featured in a variety of media platforms. Marvel's many famous characters include Spider-Man, Avengers, Captain Marvel and Iron Man. We sell Marvel kids related products to numerous retailers, including major department stores, specialty stores, and through ecommerce websites in the United States and Canada.

Nautica®

Nautica is a premium American apparel brand featuring men’s, women’s, kids apparel, and accessories as well as home, watches, and fragrances. Nautica is one of the most recognized American brands throughout the world, with over 35 categories available in more than 65 countries. Nautica currently operates 72 Nautica stores in the United States and 291 International stores, and over 1,400 Nautica branded shop-in-shops worldwide. We sell Nautica kids' products and accessories related products to numerous retailers, including major department and specialty stores throughout the United States and Canada.

Nickelodeon®

Nickelodeon is a recognized leader in kids and family entertainment, featuring leading original and licensed series for kids across animation, live-action and preschool genres. Shows aired on Nickelodeon include SpongeBob SquarePants, Rugrats, All That, and Kenan & Kel. We sell Nickelodeon kids related products to numerous retailers, including major department stores, specialty stores, and ecommerce stores in the United States and Canada.

Spyder®

Established in 1978, Spyder is widely known and highly respected throughout the outdoor community as one of the most technical and fashionable brands in the winter sports market. We sell Spyder kids' products and accessories to retail stores and department stores throughout the United States and Canada.

Timberland®

Timberland offers outdoor, adventure-inspired lifestyle footwear, apparel and accessories that combine performance benefits and versatile styling for men, women and children. We sell Timberland kids product and accessories related products throughout the United States and Canada to department and specialty stores, and Timberland retail stores.

Tommy Hilfiger®

Tommy Hilfiger is a premium American clothing brand, which includes apparel, footwear, accessories, fragrances and home furnishings. The company was founded in 1985, and today is sold in department stores and over 1,400 freestanding retail stores in 90 countries. We sell Tommy Hilfiger kids related products to numerous retailers, including major department stores, specialty stores, and ecommerce stores in the United States and Canada.

Under Armour®

Under Armour was founded in 1996 and specializes in athletic apparel and protective gear. Under Armour’s apparel is engineered in many designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Under Armour products are sold worldwide and are worn by athletes at all levels on playing fields around the globe, as well as by consumers with active lifestyles. We sell Under Armour kids related products to numerous retailers, including major department stores, specialty stores, and ecommerce stores in the United States and Canada.

The Walt Disney Company®

The Walt Disney Company brings its stories and characters to life for families and fans of all ages through innovative products and experiences. The Walt Disney Company introduces new characters and stories alongside inspired retellings of classic tales. Walt Disney characters include icons such as Mickey Mouse, Minnie Mouse, Daffy Duck and Goofy. We sell Walt Disney kids related products to numerous retailers, including major department stores, specialty stores, and ecommerce stores throughout the United States and Canada.

Historically, our principal business activity was the design, development and worldwide marketing of apparel, footwear and lifestyle products bearing our Owned Brands described below:

Hudson®

Hudson® was established in 2002 and is recognized as a premier designer and marketer of men's and women's premium branded denim apparel, an industry term for denim jeans with price points generally of $120 or more, known for its quality, fit and fashion forward designs. We sell our products to numerous retailers, which include major department stores, specialty stores, ecommerce stores in the United States, Canada and Europe and our ecommerce website at www.hudsonjeans.com. Our product line includes men's, women's and children's denim jeans, bottoms, tops, jackets and other related apparel.

Robert Graham®

Robert Graham principal business activity is the design, development, sales and licensing of lifestyle apparel products and accessories that bear the brand name Robert Graham® and Robert Graham Modern Americana®. Robert Graham offers a cohesive lifestyle collection that includes knits, polos, sport shirts, T-shirts, sweaters, sport coats, outerwear, jeans, bottoms, shorts, swimwear and accessories. We sell our products through our own retail stores, to numerous retailers, which include major department stores, specialty stores, and ecommerce stores in the United States, Canada and Europe and our ecommerce website at www.robertgraham.us.

SWIMS®

SWIMS’ principal business activity is the design, development, sales and licensing of footwear and apparel products and accessories that bear the brand name SWIMS®. Founded in Norway in 2006, SWIMS is a Scandinavian lifestyle brand best known for its range of fashion-forward, water-friendly footwear for men that artfully balances performance, comfort and style. SWIMS® product line includes men's and women's footwear, swimwear, outerwear, ready-to-wear, and accessories. We sell our products through our own retail stores, to numerous retailers, which include major department stores, specialty stores, and ecommerce stores in the United States, Canada and Europe and our ecommerce website at www.swims.com.

Reportable Segments

Prior to the GBG Acquisition, we organized our business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Upon completing the GBG Acquisition, we resegmented our reportable segments to reflect our expanded organizational structure, including the operations of the newly acquired GBG Business. Accordingly, we realigned our business into the following three reportable segments: Kids, Accessories, and Men’s & Women’s Apparel. This new segment structure is consistent with how our chief operating decision maker establishes our overall business strategy, allocates resources, and assesses performance. All prior period segment information has been reclassified to reflect the realignment of our segment reporting structure. We will continually evaluate changes in the structure of the organization to determine whether our operating segments have changed when events or circumstances necessitate such an exercise.

The results of operations of the GBG Acquisition were only included in our results of operations for the year ended December 2018 for the period from October 29, 2018 through December 31, 2018. Therefore, our 2018 results of operations and associated metrics are not necessarily indicative of future results, which will include the impact of the GBG Acquisition for the full periods presented. For more information see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our Kids segment accounted for approximately 36.3% of our Fiscal 2018 net revenues and is comprised of over 350 brands sold to over 700 customers. Licensed brands in this category, include but are not limited to, Calvin Klein®, Lucky Brand®, Marvel®, Nautica®, Nickelodeon®, Spyder®, Tommy Hilfiger®, Under Amour® and Walt Disney®. Our top customers include large retailers such as, Costco, Kohl’s, Macy’s, Target, TJX Companies and Walmart.

Our Accessories segment, accounted for approximately 16.3% of our Fiscal 2018 net revenues, and is comprised of over 190 brands sold to over 600 customers. Licensed brands in this category include, but are not limited to, AllSaints, Calvin Klein, Cole Haan, Fila, Frye, Kate Spade, Michael Kors, Spyder, and Timberland. Our top customers include large retailers such as Dillard's, Kohl’s, Macys, Nordstrom, and Walmart.

Our Men’s & Women’s Apparel segment accounted for approximately 47.4% of our Fiscal 2018 net revenues, and is comprised of our Owned Brands and five licensed brands: BCBG, bebe, Herve Leger, Joe’s and Buffalo. We sell Men’s and Women’s apparel to over 1,000 customers in North America and throughout the world. As of December 31, 2018, the Company operated a total of 89 retail stores as discussed in “Part I, Item 2. Properties” of this Annual Report.

Product Design, Development and Sourcing

Our product development is managed internally by designers. The designers lead the respective design teams responsible for the creation, development and coordination of the product group offerings. We typically develop four collections per year for (i) spring, (ii) summer, (iii) fall/back to school, and (iv) winter/holiday with certain core basic styles offered throughout the year. The key designers are an instrumental part of our design process. The loss of any key designer would not change any rights we have to the designs or intellectual property. We believe that if any key designers terminate their employment with us, alternative sources are available for the development and design of the product, as applicable.

Our products are primarily produced by, and purchased or procured from, third party manufacturing contractors, many of whom are located outside of the United States. For Fiscal 2018, substantially all of the products we purchased were attributable to manufacturing contractors located outside of the United States, with purchases primarily procured from manufacturing contractors located in countries such as China, Mexico, Cambodia, Vietnam and India among others. No single manufacturing contractor represented at least ten percent of our total purchases of our products for Fiscal 2018. We do not have a long-term supply agreement with any of our third-party manufacturers or contractors, and we believe that there are available resources of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We procure production in order to ensure quality and timely deliveries. See “Part I, Item 1A. Risk Factors—Risks Related to our Business and Industry—We are dependent on third parties to source and manufacture products and any disruption in relationships with these parties or in their businesses may materially adversely affect our business” and “—Problems with the third-party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.”

We do not enter into any long term agreements with our suppliers, nor are we substantially dependent on any one of them. Currently, we utilize Li & Fung Group (“Li & Fung”) as a sourcing agent to source a portion of our products pursuant to the Transition Services Agreement. We expect to enter into a formal sourcing agreement with Li & Fung to source our products during 2019. We also explore sourcing strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for growth. See “Part I, Item 1A. Risk Factors—Risks Related to our Business and Industry—Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability” and “—We are dependent on third parties to source and manufacture products and any disruption in relationships with these parties or in their businesses may materially adversely affect our business.”

In the event we terminate any of our relationships with third-party suppliers or the economic climate or other factors result in a significant reduction in the number of suppliers, our business could be negatively impacted. At this time, we believe that we would be able to find alternative sources for production if this were to occur; however, no assurances can be given that a transition would not involve a disruption to our business.

We generally purchase our products in United States dollars. However, because we use overseas or non-United States suppliers, the cost of these products may be affected by changes in the value of the relevant currencies. Certain of our apparel purchases in the international markets will be subject to the risks associated with the importation of these types of products. See “—Import and Export Restrictions and Other Governmental Regulations” below.

While we attempt to mitigate our exposure to manufacturing risks, the use of independent suppliers reduces our control over production and delivery and exposes us to customary risks associated with sourcing products from independent suppliers. Transactions with foreign manufacturers and suppliers are subject to the typical risks of doing business abroad, such as the cost of transportation and the imposition of import duties and restrictions. The countries in which our products are manufactured may, from time to time, impose new duties, tariffs or other restrictions, or adjust presently prevailing duties or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. See “Part I, Item 1. Business—Import and Export Restrictions and Other Governmental Regulations.” Furthermore, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices. Due to the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers require shipments of products from us are critical, as styles and consumer tastes change so rapidly. Because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental, not only to a particular order, but also to our future relationship with that particular customer.

Trademarks and License Agreements

We own a variety of pending applications and registrations throughout the world for a variety of trademarks in addition to the common law rights associated therewith for our various Owned Brands as well as brands we acquired as a result of the GBG Acquisition. We regard our trademarks and other intellectual property rights as valuable assets of our business and important to the success of our brands in the marketplace. We vigorously protect our trademarks and other intellectual property rights against infringement.

For the trademarks that we own, we selectively license some of our brands for certain product categories or for retail stores in foreign jurisdictions. Licensing broadens and enhances the products available under the brand name or their availability in other geographical areas. We receive royalty payments on net sales or purchases of products for sale at the retail stores without incurring significant capital investments or incremental operating expenses. There are certain minimum net sales that the licensees are required to meet, and the agreements generally have renewal rights. See “Part I, Item 1A. Risk Factors—Our licensing arrangements may not be successful and may make us susceptible to the actions of third parties who may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or business and our trademark and other intellectual property rights may not be adequately protected and some of our products are targets of counterfeiting.”

As a result of the GBG Acquisition, we also act as a licensee for certain trademarks owned by third parties and acquired for numerous license agreements and the sale of licensed product has become an increasingly critical element of our growth strategy. Under our license agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products), and receive prior approval of the licensor as to all design and other elements of a product prior to production. See “Part I, Item 1A. Risk Factors—The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.”

Our ability to renew the current term of a license agreement may be subject to the discretion of the licensor or to attaining minimum sales and/or royalty levels and to our compliance with the provisions of the agreement. Brand owners may be looking to consolidate the number of licensees they engage to develop product and to choose licensees who have a successful track record of developing brands, selling and resources. We continue to seek opportunities to enter into license agreements in order to expand our product offerings under well-known labels and broaden the markets that we serve.

Sales and Distribution

Wholesale

Our wholesale operations include sales of products licensed by us from third parties, as well as sales of products under our Owned Brands and private label brands. Our products are sold through a cross section of leading retailers such as Walmart, Macy's, Target, Burlington, Kohl's, TJX Companies, Costco, Nordstrom, Dillard's, Ross, Target, JC Penney, and Amazon. We also sell our products over the web through retail partners such as Walmart.com, Macy's.com and Nordstrom.com.

We generally sell our products through our own showrooms. At our showrooms, retailers review the latest collections offered and place orders. We also sell a limited number of products internationally through distributors in various countries that are managed by us or through licensed stores. We continue to evaluate our options and review relationships in the marketplace to create a strategy to grow international sales.

Direct to Consumer

We sell our Owned Brands to consumers through 19 Robert Graham® brand full-price retail stores and 12 outlet stores. We sell SWIMS® products through one full-price retail store and two outlet stores. We also sell our Owned Brand products through our online ecommerce sites at www.hudsonjeans.com, www.robertgraham.us and www.swims.com.

In connection with the GBG Acquisition, we also assumed 41 leases operated under our BCBG name, 12 leases operated under the Joe’s Jeans name, one lease operated under the Herve Leger name, and one lease operated under the bebe name. Also in connection with the GBG Acquisition, we now own and operate the following online ecommerce sites: www.bcbg.com, www.herveleger.com, www.buffalojeans.com, www.joesjeans.com, and www.bebe.com.

In addition, we utilize partner shop-in-shops for certain of our brands to enhance brand recognition, to permit more complete merchandising of our lines by department stores, and to differentiate the presentation of our products.

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

Advertising, Marketing and Promotion

Our products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to thousands of customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores, our brand websites, and our retail partners’ websites.

For our Owned Brands and ecommerce websites that we operate, we utilize marketing tools through our websites, mobile applications, email campaigns, search engines, affiliates, influencers and various other social media. We refresh our marketing periodically to effect the most cutting edge changes in fashion and culture. We rely on these features, as well as the brand recognition criteria by our direct marketing activity, to draw customers to our distribution channels.

We believe we have developed awareness of our other owned or licensed labels primarily through our reputation, consumer acceptance and the fashion press. We primarily rely on our reputation and relationships to generate business in the private label portion of our business. We believe we have developed a significant customer following and positive reputation in the industry as a result of, among other things, our standards of quality control, on-time delivery, competitive pricing and merchandising of our products.

Brand name products sold by us pursuant to a license agreement are promoted by brand and product advertisements placed by the licensor. Our license agreements generally require us to pay the licensor a fee, based on percentage of net sales of licensed products, and to pay for a portion of these advertising costs. We may also be required to spend a specified percentage of net sales of a licensed product on advertising placed by us.

Company Operations

Distribution

We utilize the services of third-party logistics service providers across 16 facilities in California, Florida, New Jersey, and Canada, for approximately 2.4 million square feet of space in their respective facilities, which are used to distribute merchandise to our domestic customers. Operations at these facilities include direct to consumer and wholesale fulfillment services, including inventory warehousing, receiving, value added services and customer shipping.

We lease approximately 69,000 square feet and approximately 26,000 square feet of space in two fulfillment and distribution facilities in New Jersey and Sweden, respectively. Operations at these facilities support distribution to domestic and international customers and includes direct to consumer and wholesale fulfillment services, including inventory warehousing, receiving, value added services and customer shipping.

In connection with the GBG Acquisition, on October 29, 2018, we entered into a Transition Services Agreement with GBG USA (the “Transition Services Agreement”) providing us access to approximately 500,000 of additional square feet at GBG and third-party logistic facilities in California, Florida, and New Jersey. Operations at these facilities support distribution of the newly acquired GBG Business domestically and internationally and include direct to consumer and wholesale fulfillment services, inventory warehousing, receiving and customer shipping.

Information Systems

The Transition Services Agreement provides us with access and support on specific IT applications related to the operations of the GBG Business. This includes continued access and support on certain shared business applications, enterprise resource planning systems, product lifecycle management systems, workflow systems, procurement systems, time and expense reporting, retail reporting, vendor compliance, communications, data, data infrastructure, and network services. We are currently working on expanding our own IT infrastructure to integrate the GBG Business. The remainder of our business operates on our existing IT infrastructure.

Customers

Our products are sold to consumers through our own retail stores, partner shop-in-shops  and ecommerce websites, as well as major department stores, specialty stores, mass market retailers, other ecommerce websites primarily in the United States and Canada and select locations throughout the world. We do not enter into long term agreements with any of our customers. Instead, we receive individual purchase order commitments. A decision by the controlling owner of a group of stores or any other significant customer, including our private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, to change their manner of doing business with us, to cancel orders previously placed in advance of shipment dates or a decision to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

For Fiscal 2018, the ten largest customers and customer groups for our business, in the aggregate, accounted for approximately 47% of our net sales. During Fiscal 2018, only our largest customer represented over 10 percent of our net sales.

We believe that should we lose a major customer, it could impact our overall net sales. See “Part I, Item 1A. Risk Factors—A substantial portion of our net sales and gross profit is derived from a small number of large customers, and the loss of any of these large customers could have a material adverse effect on our financial condition and results of operations.”

Order Book

A portion of our orders consist of short-term purchase orders from customers who place orders on an as-needed basis. Information relative to open purchase orders at any date may also be materially affected by, among other things, the timing of the initial showing of apparel to customers, as well as by the timing of recording of orders and shipments. As a result, we do not believe that disclosure of the amount of our unfilled customer orders at any time is meaningful.

The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of actual shipments.

Seasonality of Business and Working Capital

Products are designed and marketed primarily for the following principal selling seasons: spring, summer, fall/back-to-school and winter/holiday. We have historically experienced, and expect to continue to experience, seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth fiscal quarters when we ship orders taken during earlier months for the back-to-school and holiday seasons. For Fiscal 2018, we funded our liquidity needs through cash generated from operations, cash available under our financing agreements and entry into the financing arrangements described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. In Fiscal 2019, we plan to continue to fund our liquidity needs through the same sources. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our financing agreements and our liquidity position.

Credit and Collection

We currently extend credit to a majority of our larger customers, who purchase our products from us at wholesale prices. Our decision to extend credit is based on credit approval under our factoring arrangements, past credit history, and reputation of creditworthiness within our industry. The vast majority of our customers are guaranteed through credit insurance purchased through our factor securing the receivables sold to a financial institution. As such, we generally extend credit without requiring collateral.

A small percentage of our customers are required to pay by either credit card or cash before delivery or are secured by a letter of credit, which is also based on considerations such as lack of credit history, reputation within our industry and/or prior payment history. For those customers to whom we extend credit, terms generally range from upon goods receipt to net 60 days. Based on industry practices, financial awareness of the customers with whom we conduct business, and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit. We are exposed to some collection risk for receivables which were factored with recourse where our factor did not accept the credit risk. However, the aggregate amount of exposure is generally low and, therefore, we believe that the credit risk associated with our extension of credit is minimal. We partner with our factor to ensure timely collections for all open accounts receivables. Retail and ecommerce sales carry no material credit risk as payment is tendered at or before product is taken or delivered by/to the customer.

Competition

The industries in which we operate are fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand names, the price and quality of our products and our ability to meet our customers’ delivery schedules. We believe the design, merchandising, assortment, cost, quality and uniqueness of our designs differentiates us from our competitors, and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources, and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See “Part I, Item 1A. Risk Factors—We face intense competition in the denim, footwear and premium lifestyle apparel industries, and if we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.”

Manufacturing and Distribution Relationships

We contract for the manufacture of our products and do not own or operate any production facilities. Approximately 350 different manufacturers worldwide produce our products, with no one manufacturer providing more than 10% of our total production during Fiscal 2018. We source both finished products and raw materials. Raw materials include fabric and trim. Finished products consist of products ready for shipment to our customers when purchased by us. In Fiscal 2018, over 95% of our products (by dollar value) were produced outside of the United States, primarily in China, Mexico, Cambodia, Vietnam, and India.

Most of our businesses must commit to the manufacturing of our products before we sell finished goods, whether to consumer direct channels or to wholesale customers. If we overestimate our primary customers' demand for a particular product, we primarily sell the excess products or garments at a discounted price in our factory stores or through other secondary distribution channels.

All products are produced according to our and our licensors’ or brands’ specifications and standards. Production and quality assurance staff monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs so that quality assurance is reviewed during the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

Import and Export Restrictions and Other Governmental Regulations

Transactions with our foreign manufacturers and suppliers are subject to the general risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The countries in which our products might be manufactured may, from time to time, impose, duties, tariffs or other restrictions, or adjust present, duties or tariff levels, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. The United States government recently imposed tariffs on certain imports, and it is unclear what effects such tariffs (including any retaliatory tariffs imposed by other countries on United States exports) will have on retail markets. The enactment of any additional duties or restrictions could result in material increases in the cost of our products generally and may adversely affect our sales and profitability.

Our import operations are subject to international trade agreements and regulations such as the North American Free Trade Agreement (“NAFTA”) and other bilateral textile agreements between the United States and a number of foreign countries, including China, Hong Kong, India, Indonesia, Italy, Jordan, Korea, Morocco, Peru, Philippines, Portugal, Taiwan, Turkey and Vietnam. Some of these agreements impose restrictions on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Some of our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. In addition, exports of our products to certain countries are subject to certain duties, tariffs or other restrictions that could result in increases in the cost of our products generally and might adversely affect our sales and profitability. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and Industry—Potential changes in international trade relations between the United States and countries in which our products are sourced could have a material adverse effect on our business, cash flows and operating results” and “—We are dependent on third parties to source and manufacture products and any disruption in relationships with these parties or in their businesses may materially adversely affect our business.”

Employees

As of May 15, 2019, we have approximately 4,000 total employees, which includes approximately 2,500 full-time and approximately 1,500  part-time employees. None of our employees are covered by a collective bargaining agreement.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2018:

Executive Officers

Name	Age	Position
Jason Rabin	49	Chief Executive Officer and Director of the Company (Principal Executive Officer)
Anurup S. Pruthi	50	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Jason Rabin was appointed Chief Executive Officer of the Company on October 29, 2018. Mr. Rabin was previously the President, North America of GBG from November 2015 until October 2018. Prior to that position, he was Chief Merchandising Officer of GBG from 2014 to 2017 overseeing GBG’s merchandising strategy and global brand portfolio. Mr. Rabin was formerly President of LF Asia Limited and managed its fashion and home distribution business in Asia, and was President of Kids Headquarters, a children’s and young men’s apparel manufacturer. Mr. Rabin joined the Li & Fung Group in 2009 when Kids Headquarters was acquired by the Li & Fung Group. Mr. Rabin graduated from the University of Miami with a bachelor of business administration in 1992. Mr. Rabin received awards on behalf of Kids Headquarters from the children’s clothing industry, including the Supplier Performance Award by Retail Category, the Ernie Awards and the International Licensing Industry Merchandisers’ Association (LIMA) Licensing Excellence Award. In 2017, Mr. Rabin received the Business Visionary Award at the 21st Annual Accessories Council Excellence Awards ceremony.

Anurup S. Pruthi has served as our Chief Financial Officer since November 5, 2018. Prior to serving as our Chief Financial Officer, Mr. Pruthi served as the Chief Financial Officer of The Children’s Place, Inc. from November 2014 through October 2018, and as Chief Financial Officer of Reliance Retail Ltd., a subsidiary of Reliance Industries Limited, from June 2013 through October 2014. Mr. Pruthi graduated from Bentley College with a bachelor’s and master’s degree in finance.

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

Risks Related to our Business and Industry

We may be unable to successfully integrate the GBG Business and realize the anticipated benefits of the GBG Acquisition.

The GBG Acquisition materially changed the nature of our business. While we intend to continue to engage in our historic branded operating business, as a result of the GBG Acquisition our primary business is now a brand licensee model. Although we expect to receive synergistic benefits from acting as both a brand operator/licensor and licensee, the anticipated benefits we expect from the GBG Acquisition are, necessarily, based on projections and assumptions about the combined businesses of the Company and the GBG Business, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock as well as our ability to service our financing arrangements could be adversely affected if we are unable to realize the anticipated benefits from the GBG Acquisition. Achieving the benefits of the GBG Acquisition will depend, in part, on our ability to integrate the GBG Business successfully and efficiently with our business. The challenges and risks involved in this integration, which will be complex and time-consuming, include the following:

•	inability to successfully managing relationships and retaining our key customers, suppliers, licensors, partners and employees;
•	the inability to successfully integrate the GBG Business in a manner that permits us to achieve the synergies and other benefits anticipated to result from the GBG Acquisition;
•

the challenge of integrating human resources, logistics, information, communication and other systems in a manner that minimizes any adverse impact on customers, suppliers, licensors, partners, employees and other constituencies;

•	our ability to develop internally or find third-party replacements for the services currently being provided by GBG USA to us under the Transition Services Agreement;
•	diversion of the attention of our management and other key employees;
•	the challenge of integrating our workforce and that of the GBG Business;
•	disruption of, or the loss of momentum in, our existing business;
•	unforeseen expenses or delays associated with the GBG Acquisition, including transition costs to integrate the two businesses that may exceed the costs that we currently anticipate;
•	adapting to the increased scale of our operations resulting from the GBG Acquisition;
•	assumption of liabilities not identified in due diligence; and
•	other unanticipated issues, expenses and liabilities.

If we do not successfully manage these issues and the other challenges inherent in integrating the GBG Business, then we may not achieve the anticipated benefits and our revenue, expenses, operating results and financial condition could be materially adversely affected.

The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed products for a substantial portion of our revenues. Under many of our license agreements, we are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval of the licensor as to all design and other elements of a product prior to production. These license agreements also may restrict our ability to enter into other license agreements for competing products, may restrict our ability to sell inventory through certain distribution channels, or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of these requirements or receive approval with respect to a restriction within the license, a licensor usually has the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. Even if we comply with all the terms of a license agreement, we cannot be sure that we will be able to extend or renew an agreement when it expires even if we desire to do so. The failure to maintain or renew our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

The licensee market is competitive, and there is no guarantee we can obtain future licenses at all or upon terms favorable to us.

The licensee market is competitive, and there is no guarantee licensors will grant us licenses or upon terms favorable to us. Failure to obtain future licenses could limit our growth strategy. Failure to obtain licenses on terms favorable to us could have a material adverse effect on our results of operations. Also, licensors could decide not to grant licenses and instead to produce their own products and compete directly with us. As a result, our business and results of operations could be materially adversely affected.

Acquisitions of new licenses and brands may not be successful in achieving the intended benefits.

Our plans for future growth include potentially acquiring new licenses and/or brands. Our ability to acquire such new licenses or brands in the future, subject to certain limited exceptions, will require consent of our lenders under our debt financings. Prior to completing any such acquisition, our management team identifies the potential business opportunity and potential effect on our financial statements but, due to legal and business limitations, we may not have access to all necessary information. The process to integrate new brands and licenses into our business may be complex, costly and time-consuming, and if the acquisition does not provide the anticipated sales, our results of operations could be materially adversely affected.

Our success will be dependent on the strategies and reputation of our licensors.

We offer our products on a multiple brand, channel and price point basis. As a part of this strategy, we may license the names and brands of numerous recognized companies, designers and celebrities. In entering into these license agreements, our products may be targeted towards particular market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as licensed products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

Our business depends on a strong brand image, and if we are not able to maintain or enhance our brands, particularly in new markets where we have limited brand recognition, we may be unable to sell sufficient quantities of our merchandise, which would harm our business and cause our results of operations to suffer.

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

We attempt to minimize our risk associated with delivering items through early order commitments by retailers. We generally place production orders with manufacturers before we have received all of a season’s orders and orders may be cancelled by retailers before shipment. In addition, we take a position on inventory for replenishment and other sales programs which do not have orders from our customers in advance. As such, we bear the inventory and business risk associated with these programs. Therefore, if we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories or lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

We have a significant amount of indebtedness, which could adversely affect our financial performance and impact our ability to service our indebtedness.

As of December 31, 2018, we had approximately $1.3 billion in outstanding indebtedness. Subject to certain restrictions contained in our financing arrangements, the Company may incur additional indebtedness in the future. The high level of indebtedness of the Company could have important consequences for the Company and significant effects on the business of the Company and its subsidiaries. For example, the level of indebtedness of the Company and the terms of our financing arrangements:

•	require a substantial portion of our cash flows from operations be used for the payment of interest on our debt, thereby reducing the funds available to us for our operations or other capital needs;
•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate because our available cash flow after paying principal and interest on our debt may not be sufficient to make the capital and other expenditures necessary to address these changes;

•

increase our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flow, we will be required to devote a proportionally greater amount of our cash flow to paying principal and interest on our debt;

•

limit our ability to obtain additional financing in the future to fund working capital, acquisitions and general corporate requirements, particularly if (1) the ratings assigned to our debt securities by nationally recognized credit rating organizations are revised downward or (2) we seek capital during periods of turbulent or unsettled market conditions;

•

place us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, acquisitions, share repurchases, dividend payments and general corporate requirements;

•

with respect to any borrowings we make at variable interest rates, including under our senior secured credit facilities, leave us vulnerable to increases in interest rates to the extent the borrowings are not subject to an interest rate swap agreement;

•

limit our ability to obtain additional financing for working capital or general corporate purposes, increases the risk that we will need to sell securities or assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; and/or

•	increase the risk that we will not meet the financial covenants contained in our current or future debt agreements or timely make all required debt payments.

Our ability to make cash payments on and to refinance our indebtedness will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive and other factors that will be beyond our control. If we are unable to generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness will restrict our ability to sell assets and our use of the proceeds from such sales.

Additionally, if the PNC Receivables Facility (as defined below) is terminated without a replacement on substantially similar terms, we may experience material and adverse economic losses due to the loss of such factoring arrangement and the impact of such loss on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

The agreements that govern our indebtedness limit our operational flexibility. Furthermore, if we default on our obligations under such agreements, our operations may be interrupted and our business and financial results could be adversely affected.

The Credit Agreements (as defined below) restrict our ability to, among other things: incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents; and prepay indebtedness. Such agreements also require us to comply with various financial maintenance covenants. In addition, substantially all of our assets, including our trademarks, secure our obligations under such agreements. Any future debt agreements we enter into may contain similar or more restrictive covenants on our operational flexibility. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements and Other Financing Arrangements.”

Any failure by us to comply with the various covenants contained in our debt agreements could have material adverse consequences. Such noncompliance may result in our inability to borrow under such agreements, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue any expansion plans. An event of default under such agreements could also result in the acceleration of all of our indebtedness. If the financing under our material indebtedness becomes due and payable, we may be required to refinance, restructure, or otherwise amend some or all of such obligations, sell assets, or raise additional cash through the sale of our equity. We cannot make any assurances that we would be able to obtain such refinancing in a timely manner, on favorable terms or at all, or that such restructuring activities, sales of assets, or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. Additionally, upon the occurrence of an “event of default” under such agreements, all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for our stockholders until the creditors receive their required payment.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Agreements bear interest at a variable interest rate equal to a London Interbank Offered Rate (“LIBOR”) or base rate plus the applicable stated interest rate. Borrowings under the PNC Receivables Facility and CIT Factoring Agreement (each as defined below) also bear interest at a variable interest rate. We have exposure for the variable interest rate indebtedness under these debt instruments and, as a result, an increase in interest rates could result in a substantial increase in interest expense.

Uncertainty regarding the LIBOR may adversely impact our indebtedness under our credit and loan facilities

In July 2017, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Proposed alternative reference interest rates so far are based on overnight tenors only, while the most frequently used LIBOR rates are for one, three and six month tenors. Borrowings under our Credit Agreements and the PNC Receivables Facility are linked to LIBOR. When LIBOR ceases to exist, we may need to amend such financing arrangements based on a new standard that is established, if any. The basis of calculation of such standard is not yet agreed upon among market participants and as a result the cost of our borrowings may increase. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to an alternative reference interest rate will not result in financial market disruptions or significant increases in benchmark rates, or borrowing costs.

We face intense competition in the lifestyle apparel and accessories industries. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.

We face a variety of competitive challenges from other domestic and foreign fashion‑oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. We compete primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner,
•	maintaining favorable brand recognition,
•	developing innovative, high‑quality products in styles that appeal to consumers,
•	appropriately pricing products,
•	providing strong and effective marketing support,
•	creating an acceptable value proposition for retail customers,
•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers, and
•	obtaining sufficient retail floor space and effective presentation of our products at retail.

We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition or results of operations.

If we are unable to timely and appropriately respond to changing consumer demand, the value and images of our licensed or owned brands may be impaired.

If we are unable to timely and appropriately respond to changing consumer demand, the value and images of our licensed or owned brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding us, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Our businesses may be similarly affected in the future.

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

If our customers change their buying patterns, request additional allowances, develop their own private label brands or enter into agreements with national brand manufacturers to sell their products on an exclusive basis, our sales to these customers could be materially adversely affected.

Our customers’ buying patterns, as well as the need to provide additional allowances to customers, could have a material adverse effect on our business, results of operations and financial condition. Customers’ strategic initiatives, including developing their own private label brands, selling national brands on an exclusive basis or reducing the number of vendors they purchase from, could also impact our sales to these customers.

A decision by any of our major customers to decrease significantly the amount of merchandise purchased from us or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability.

Our business is substantially dependent on our ten largest customers and customer groups. The ten largest customers accounted for approximately 47% of our net sales in Fiscal 2018, and those ten largest customers may comprise a significant part of our net sales on an ongoing basis. Also, during Fiscal 2018, our largest customer represented over 10 percent of our net sales. Consolidation in the retail industry could increase the concentration of sales to our largest customers. We generally do not have long-term agreements with any customers, and purchases generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by any of our major customers, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us or our licensing or other partners, or to change their manner of doing business with us or our licensing or other partners, could substantially reduce our revenue and materially adversely affect our profitability. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, as well as management changes and store closing programs, and we expect such changes to be ongoing. In addition, store closings by our customers, such as those described above, decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets or marketing strategies. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

We are dependent on third parties to source and manufacture products and any disruption in relationships with these parties or in their businesses may materially adversely affect our business.

Our business relies upon independent third parties for the manufacturing of its apparel and accessories products. Currently, we utilize Li & Fung as a sourcing agent to source a  portion of our products pursuant to the Transition Services Agreement. We expect to enter into a formal sourcing agreement with Li & Fung to source our products during 2019. The failure of our suppliers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers for those products. As a result, customers could cancel their orders, refuse to accept deliveries or demand reduced prices. Any of these actions taken by our customers could have a material adverse effect on our revenue and, consequently, our results of operations.

Any of the following could materially and adversely affect our ability to produce or deliver products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

•

political or labor instability or military conflict involving any of the countries in which we, our contractors, or our suppliers operate, which could cause a delay in the transportation of our products and raw materials to us and an increase in transportation costs;

•

heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundments of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

•

a significant decrease in availability or increase in cost of raw materials or the inability to use raw materials produced in a country that is a major provider due to political, human rights, labor, environmental, animal cruelty or other concerns;

•	a significant decrease in factory and shipping capacity or increase in demand for such capacity;
•	a significant increase in wage and shipping costs;
•	natural disasters, which could result in closed factories and scarcity of raw materials;
•	disease epidemics and health-related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•	migration and development of manufacturers, which could affect where our products are or are planned to be produced;
•

imposition of regulations, quotas and safeguards relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	imposition of duties, taxes and other charges on imports; and
•	restrictions on transfers of funds out of countries where our foreign licensees are located.

Additionally, we compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot provide assurance that this additional capacity will be available when required on terms that are acceptable to us or similar to any existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint.

If an independent manufacturer of ours fails to use acceptable labor practices, our business could suffer.

While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers. We have internal and vendor operating guidelines to promote ethical business practices and our staff, as well as third parties we may contract with, periodically visit and monitor the operations of our independent manufacturers. We also use the services of third parties to conduct on site audits where required by labor laws to help minimize our risk and exposure to unacceptable labor practice violations. The violation of labor or other laws by one of our independent manufacturers or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

The principal fabrics used in our business are cotton, blends, synthetics wools, and leather. The prices we pay our suppliers for our products are dependent in part on the market price for the raw materials—primarily cotton, synthetics and leather—used to produce them. The price and availability of our raw materials may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Increases in raw material costs, together with other factors, could result in a decrease of our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of raw materials could impair our ability to meet our production requirements in a timely manner, which could adversely affects our revenues and working capital requirements.

We are dependent on our relationships with our vendors.

We purchase our raw materials through various suppliers. While we are not reliant exclusively on one or more particular vendor for the supply of the raw materials or component parts required to meet our manufacturing needs, we depend on our relationships and these vendors to ensure our supply of these raw materials or component parts. Any problems or disputes with these vendors could result in us having to source these raw materials or component parts from another vendor, which could delay production, and in turn have a material adverse effect on our financial condition and results of operations.

Our inability to procure similar services being contracted for under the Transition Services Agreement may adversely impact our ability to integrate the GBG Business and/or operate its business.

GBG USA, through various of its affiliates and third parties, currently provides a number of critical services to us, such as information technology services, financial systems, shared real estate and logistics support though the Transition Services Agreement. There is no assurance, however, that upon termination or expiration of the Transition Services Agreement, these services will be sustained at the same levels as they were when we received such services from GBG USA’s affiliates and other third parties or that we will obtain the same benefits, even if such services are then provided by such parties. We may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we previously received. Certain of these agreements between us and GBG USA and/or its affiliates previously entered into were entered into in the context of a related party or parent/subsidiary relationship, and we may have to pay higher prices for similar services from other unaffiliated third parties in the future. Moreover, if we are required to establish our own information technology services, legal compliance, financial reporting, real estate and logistics support functions or integrate them with any such functions provided by us, we may not be able to establish or integrate such functions in a timely, efficient or cost-effective manner and, as a result, our business operations may be adversely impacted.

Problems with the third party distribution system could harm our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies.

We rely on distribution facilities operated by third parties. Our ability to meet the needs of our wholesale partners and our own retail stores depends on the proper operation of these distribution facilities. These third parties will continue to provide distribution services until both parties elect to mutually terminate such services. There can be no assurance that we will be able to enter into other contracts for alternate or replacement distribution centers on acceptable terms or at all. Such an event could disrupt our operations. In addition, because substantially all of our products are distributed from a limited number of locations, our operations could also be interrupted by labor difficulties, or by floods, fires, earthquakes or other natural disasters near such facilities. We maintain business interruption insurance; however, this coverage may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve targeted operating efficiencies could be harmed. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

Potential changes in international trade relations between the United States and countries in which our products are sourced, including the imposition of tariffs, could have a material adverse effect on our business, cash flows and operating results.

Our products are primarily produced by, and purchased or procured from, independent manufacturing contractors, many of whom are located outside of the United States, such as China, Cambodia, Vietnam, India and Mexico. Due to these high levels of foreign sourcing, our import operations are subject to international trade regulations, including import charges, and free trade agreements such as NAFTA and other bilateral textile agreements among the United States and its trading partners, including China. Recently, members of the United States government and other international governments have indicated that they may advocate and/or enact key policy shifts in diplomatic and commercial relations among the United States and other countries where our manufacturing contractors are based. These include the renegotiation of proposed and existing trade agreements, the implementation of tariffs or other measures affecting United States trade relations.

It remains unclear what any government may do with respect to these trade agreements and other restrictive measures, and we cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by or on the United States or other countries upon the import or export of our products in the future. The United States government recently imposed tariffs on certain imports, and it is unclear what effects such tariffs (including any retaliatory tariffs imposed by other countries on United States exports) will have on retail markets. If the United States were to withdraw from or materially modify international trade agreements to which it is a party, or if tariffs or other import charges were raised on foreign-sourced goods that we sell, it could substantially affect our ability to source goods at commercially attractive prices, thus having a material adverse effect on our business and results of operations. Increased restrictions on fund transfers to or from foreign countries and quotas imposed by bilateral textile agreements between the United States and foreign countries could also hurt the economic viability of our foreign sourcing or cause our foreign counterparties to terminate their relationships with us, thus increasing our cost of goods sold or exposing us to additional capital expenses if we must find replacement manufacturing contractors or repatriate certain production to the United States. Changes in regulatory or geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

We are subject to risks associated with leasing retail space, which are generally long-term non-cancelable leases requiring us to make substantial lease payments. Any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any of our retail stores, but instead lease all of our retail stores under retail store leases and are subject to all of the risks associated with leasing real estate. Our lease terms generally range from three to ten years with an option to renew.  Most of our leases require a fixed annual rent and/or payment of additional “percentage” rent if store sales exceed a negotiated amount. Partner shop-in-shops leases are generally based on a contractually defined percent of net sales agreed to by the parties for each specific location. Most of the retail store leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. Additionally, certain of the leases may allow the lessor to terminate the lease or not renew if we do not achieve a specified sales threshold in a particular year. We cannot be certain that we will achieve any of these thresholds. Any loss of our store locations due to underperformance may harm our results of operations, stock price and reputation.

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

Our approach to identifying locations for our retail stores typically favors street and mall locations near retailers that we believe are consistent with our key customers’ demographics and shopping preferences. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Changes in areas around our existing retail locations that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected and the related leases are generally noncancelable. Store locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

•	economic downturns in a particular area;
•	competition from nearby retailers selling similar product;
•	changing consumer demographics in a particular market;
•	changing preferences of consumers in a particular market;
•	the closing or decline in popularity of other businesses located near our store; and
•	store impairments due to acts of God, natural disasters, climate change or terrorism.

In addition, our ability to successfully open and operate new retail stores depends on many factors, including, among others, our ability to:

•	identify new markets where our products and brand image will be accepted or the performance of our retail stores will be successful;
•	obtain desired locations, including store size and adjacencies, in targeted malls or streets;
•	negotiate acceptable lease terms, including desired rent and tenant improvement allowances, to secure suitable store locations;
•	achieve brand awareness, affinity and purchase intent in the new markets;
•	hire, train and retain store associates and field management;
•	assimilate new store associates and field management into our corporate culture;

•	source and supply sufficient inventory levels; and
•	successfully integrate new retail stores into our existing operations and information technology systems.

Lack of availability, of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. There can be no assurance that we will open new stores in Fiscal 2019 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

We may be unable to grow comparable store sales or average sales per square foot in our retail stores, which could cause our sales  to decline.

We may not be able to grow our comparable store sales or average sales per square foot in our retail stores. If our future comparable store sales or average sales per square foot decline, the price of our overall net sales could decline. In addition, the aggregate results of operations through our wholesale partners and at our retail locations have fluctuated in the past may continue to fluctuate in the future. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

Uncertain economic conditions in the United States and other parts of the world can affect consumer confidence and consumer spending patterns and our business could be negatively impacted by the financial health of our retail customers.

The economy in the United States and abroad continues to be in the midst of uncertainty. The apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits. Negative impacts to our customers’ buying patterns, as well as the need to provide additional allowances to customers, could have a material adverse effect on our business, the carrying value of our tangible and intangible assets, results of operations and financial condition.

Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industry, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales.

In addition, we sell our products primarily to retail and distribution companies in the United States, Canada and Europe based on pre‑qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables. We are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay to us their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers. In particular, because of the concentration of our customer and customer groups, our results of operations could be adversely affected if any one of these customers fails to satisfy its payment obligations to us when due.

In recent years, the retail industry has experienced consolidation, restructurings, reorganizations, bankruptcies, and other ownership changes that have resulted in one entity controlling several different stores or the elimination of stores. This consolidation can result in fewer customers for our products or the closing of some stores or the number of “doors” which carry our products. As a result, the potential for consolidation or ownership changes, closing of retail outlets and fewer customers could negatively impact sales of our products and have a material adverse effect on our financial condition and results of operations.

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

We plan to grow our business by improving and expanding our product offerings. We will continue to evaluate our plan to develop and introduce new product categories and pursue additional licensing opportunities.

The expansion into new products and classifications may require the establishment of new sourcing relationships, increasing our sourcing risk. See "—We are dependent on third parties to source and manufacture products and any disruption in relationships with these parties or in their businesses may materially adversely affect our business.” As we expand our licensing activities, we increase risks associated with our ability to conduct quality checks on merchandise, which could affect product quality.

In addition, our ability to successfully carry out our plans to improve and expand our product offerings may be affected by economic and competitive conditions, changes in consumer spending patterns and changes in consumer preferences and style trends. These plans could be abandoned, could cost more than anticipated and could divert our operational, managerial and administrative resources from other areas of our business, any of which could impact our competitive position and reduce our net sales and profitability.

If we are unable to manage our operations at our current size or are unable to manage any future growth effectively, our business results and financial performance may suffer.

We have made and are making investments to support our near and longer-term growth. If our operations continue to grow over the longer term, of which there can be no assurance, we will be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes, and to obtain more space for our expanding administrative support and other headquarters personnel. As noted above, the integration of the GBG Business could strain our existing resources. As a result, we could experience operating difficulties, including obtaining sufficient raw materials at acceptable prices, securing manufacturing capacity to produce our products and experiencing delays in production and shipments. These difficulties would likely lead to a decrease in net revenue, income from operations and the price of our common stock, and such decreases could be significant.

Our trademark rights and other intellectual property rights may not be adequately protected and some of our products are targets of counterfeiting.

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

Our products are sometimes the target of counterfeiters. As a result, there are often products that are imitations or “knock-offs” of our products that can be found in the marketplace or consumers can find products that are confusingly similar to ours. We intend to continue to vigorously defend our trademarks and products bearing our trademarks, however, we cannot assure you that our efforts will be adequate to prosecute and block all sales of infringing products from the marketplace.

As a licensor for certain categories for our Owned Brands, we may not be successful and our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or business.

We are a licensor for certain product categories for our Owned Brands.  Under these arrangements, we license to third parties certain manufacturing, marketing and distribution rights for certain product categories and in certain geographic areas.  We believe this will broaden and enhance the products available under these brand names. From time to time, these licensing arrangements may not be successful and may make us susceptible to the actions by licensees over whom we have limited control.

Although we have taken and will continue to take steps to select potential licensing partners carefully and to monitor the activities of our licensees  (through, among other things, approval rights over product design, production quality, packaging, merchandising, marketing, distribution and advertising), such arrangements may not be successful. Our licensees may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own, such as the pricing of our products and the offering of competitive products.

The inability of any of our licensees to successfully market our products or otherwise conduct business, may result in loss of revenue and competitive harm to our operations and reputation in regions or product categories.

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

Our business is seasonal with the greatest volume of shipments and sales typically occurring in our third and fourth fiscal quarters. Accordingly, our cash flow is typically strongest in the third and fourth fiscal quarters. Conversely, we build-up inventories during our first and second fiscal quarters and as such, our cash flow is generally weaker in the first and second fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot be certain that the effects of such seasonality will diminish in the future.

Our success is largely dependent on the continued service of our key personnel.

Our success is largely dependent upon the continued service of our key personnel, including personnel acquired in the GBG Acquisition and Jason Rabin, our Chief Executive Officer. The loss of the services of Mr. Rabin and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the market price of our common stock. Our other executive officers and key personnel have substantial experience and expertise in our business and have made significant contributions to our success. The unexpected loss of services of one or more of these individuals or the inability to attract key personnel could also adversely affect us.  Furthermore, turnover at the senior management level may create instability within the Company and our employees may terminate their employment, which could further impede our ability to maintain day-to-day operations. Such instability could also impede our ability to fully implement our business plan, which would harm our business and prospects.

Computer system disruption and cyber security threats, including a privacy or data security breach, could damage our relationships with our customers, harm our reputation, expose us to litigation and adversely affect our business. We may also incur an increase in costs in an effort to minimize those risks.

We depend on technology systems such as ERP systems, EDI communication with our retail customers and other technology applications. We also depend on IT systems and networks for a significant portion of our direct-to-consumer sales, including sales of our products via ecommerce channels, retail business credit and debit card transaction authorizations and processing at our retail stores. Information technology systems are integral to other aspects of our business, such as corporate email communications to and from employees, customers and retail stores, the design, manufacture and distribution of our apparel products, digital marketing efforts, collection and retention of customer data and employee information, and our interaction with the public in the social media space. Given the nature of our ecommerce presence and digital strategy, it is imperative that we and our ecommerce partners maintain uninterrupted operation of our computer hardware, software systems, customer marketing databases, and email servers.

The retail industry, in particular, has been the target of many recent cyber attacks, and a security breach could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We have confidential security measures in place to protect both our physical facilities and digital systems from attacks. However, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Additionally, although many of our third-party service providers use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Laws on privacy continue to evolve and further limits on how we collect or use customer information could adversely affect our business.

We collect and store customer information primarily for marketing purposes and to improve the services we provide. The use or retention of certain customer information is subject to applicable privacy laws. These laws and the judicial interpretation of such laws are evolving on a frequent basis. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations. Any limitations imposed on the use of such customer information by federal, state or local governments, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislation or regulations. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity. To the extent our or our business partners' security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation or other claims, which could expose us to liability and cause damage to our reputation, brand and results of operations.

Risks Related to our Common Stock

Ownership of our common stock is concentrated among affiliates of Tengram Capital Partners (the “Tengram Affiliates”), GSO Capital Partners LP, Blackstone Tactical Opportunities Advisors L.L.C., and certain other large holders, which substantially reduces the ability of other stockholders to influence management, including through the election of directors, and may result in decisions that do not always coincide with the interests of other stockholders.

As of May 15, 2019, based upon the Amendment No. 4 to Schedule 13D dated October 29, 2018, and based upon our records, the largest beneficial owners of our common stock, funds managed by GSO Capital Partners LP and Blackstone Tactical Opportunities Advisors L.L.C. (together, the "GSO/BTO Affiliates") and the Tengram Affiliates, beneficially own in the aggregate a majority of our common stock and voting power. This includes, in addition to shares of common stock owned outright by various GSO/BTO Affiliates and Tengram Affiliates, shares of common stock issuable upon exercise of the Warrant held by Tengram Partners Fund II, L.P. (“Tengram II”) to purchase 500,000 shares of common stock for $3.00 received in connection with the acquisition of SWIMS (the “SWIMS Warrant”). Our Amended and Restated Bylaws (the "Bylaws") permit any action required or permitted to be taken by stockholders at a meeting to be effected by written consent by a majority of our stockholders for certain matters.

Our largest shareholders, and particularly the GSO/BTO Affiliates and the Tengram Affiliates, are thus in a position to exert significant control over us and have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to exert significant control over our management and affairs. The GSO/BTO Affiliates and the Tengram Affiliates each have the right to appoint two directors to our board of directors. This concentration of beneficial ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders. Additionally, the GSO/BTO Affiliates hold our 2024 Convertible Notes (as defined below) and are lenders under our Second Lien Credit Facility (as defined below), and their interests as a lender may differ from your interests as a shareholder. For more information, see “Part III, Item 12. Security “Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Our common stock price is volatile and may decrease.

The market price of our common stock may continue to fluctuate and investors in our common stock could lose the value of their investment. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

The trading price and volume of our common stock has historically been subject to fluctuations in response to factors such as the following, some of which are beyond our control:

•	annual and quarterly variations in actual or anticipated operating results;
•	operating results that vary from the expectations of securities analysts and investors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	changes in market valuations of other apparel companies;
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

In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $0.83 to $6.89.  In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

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

Sales by us or holders of a substantial percentage of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. If we or our existing stockholders, particularly our largest stockholders, our directors, their affiliates, or our executive officers, sell a substantial number of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that we or these stockholders might sell our common stock could also depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities. Certain of our large stockholders, including the GSO/BTO Affiliates and the Tengram Affiliates, have demand rights to require us to register their common stock for public sale. For more information on these agreements, see “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

If our common stock’s closing bid price falls and subsequently remains below the minimum price of $1.00 per share, our common stock may be delisted from the NASDAQ.

As recently as June 26, 2018, immediately prior to the announcement of the GBG Acquisition, the closing price of our common stock fell below $1.00 per share. If our common stock were to trade below $1.00 per share, which is the minimum closing bid price required for continued listing on NASDAQ, for 30 consecutive business days, we will receive a notification letter from NASDAQ and will have 180 calendar days (subject to extension in some circumstances) to regain compliance with the minimum bid price rule.  To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ may require in some circumstances). If we fail to regain compliance with the minimum bid price rule or fail to maintain compliance with all other applicable NASDAQ continued listing requirements, NASDAQ may determine to delist our common stock, at which time our common stock would be quoted on the over-the-counter (“OTC”) markets. The delisting of our common stock could adversely impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, limiting our ability to issue additional securities in the future, and limiting our ability to fund our operations.

Due to the delayed filing with the SEC of our Form 10-K for the year ended December 31, 2018, and our Form 8-K/A due January 11, 2019, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2018, and our Form 8-K/A due January 11, 2019, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition. Furthermore, if we were to experience delays in making our future periodic filings with the SEC, it could subject us to delisting of our common stock from trading on the NASDAQ. The delisting of our common stock could adversely affect the market price of and hinder our stockholders’ ability to trade in our common stock, and could also affect our ability to access the capital markets or complete acquisitions. If our shares of common stock were delisted, there could be no assurance of it again being listed for trading on NASDAQ or any other exchange.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We relocated our executive offices to 350 Fifth Avenue in New York City. For almost all of our space in this building, our lease expires in October 31, 2028. We currently lease approximately 305,000 square feet of office and showroom space in this building. Prior to the GBG Acquisition, our principal place of business was located in Commerce, Los Angeles County, California, where we have a lease that expires on August 31, 2019 for approximately 31,000 square feet located at 1231 South Gerhart Avenue, Commerce, California.

In connection with the GBG Acquisition, we lease or occupy six other office and showroom spaces located in Los Angeles, California; Greensboro, North Carolina; Seattle, Washington, Toronto and Montreal, Canada. Lease agreements for these facilities expire on various dates through 2029, and are generally non-cancelable.

We utilize the services of third party logistics service providers across 16 facilities in California, Florida, New Jersey, and Canada, for approximately 2.4 million square feet of space in their respective facilities, which are used to distribute merchandise to our customers. We also lease approximately 69,000 square feet and approximately 26,000 square feet of space in two fulfillment and distribution facilities in New Jersey and Sweden, respectively. Additionally, in connection with the GBG Acquisition, we executed a Transition Services Agreement with GBG USA providing us access to approximately 500,000 of additional square feet at GBG and third party logistic facilities in California, Florida, and New Jersey.

Retail Stores

We operate retail store locations under operating lease agreements expiring on various dates through 2029, which are generally non-cancelable. Our retail square footage as of May 15, 2019 was approximately 240,000 gross square feet in the aggregate. Our retail stores range in size from 750 to 4,250 gross square feet with an average of approximately 2,725 gross square feet.

As of May 15, 2019, we had 31 Robert Graham® brand stores, which consisted of 19 full price stores and 12 outlet stores in the United States, and three SWIMS® brand outlet stores which consisted of one full price store and two outlet stores. In connection with the GBG Acquisition we also assumed 55 store leases with a total retail square footage of approximately 190,000 gross square feet in the aggregate. Leases assumed consisted of 41 BCBG® brand stores, which consisted of 32 full price stores and nine outlet stores in the United States, 12 Joe’s Jeans® brand stores, which consisted of two full price stores and ten outlet stores in the United States, one full price Herve Leger retail store in the United States, and one bebe retail store in the United States.

For more information on our operating leases, see “Part I, Item 1A. Risk Factors—Risks Related to our Business and Industry—We are subject to risks associated with leasing retail space, which are generally long-term non-cancelable leases requiring us to make substantial lease payments.” and “Notes to Consolidated Financial Statements—Note 11—Commitments and Contingencies.”

ITEM 3.      LEGAL PROCEEDINGS

(a) We are a party to lawsuits and other contingencies in the ordinary course of our business. We do not believe that we are currently a party to any material pending legal proceedings. Additionally, in the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending legal proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows. For more information, see “Notes to Consolidated Financial Statements—Note 11—Commitments and Contingencies.”

(b)	None

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded under the symbol “CTRC” on The Nasdaq Capital Market maintained by NASDAQ.

Holders

As of May 15, 2019, there were approximately 740 record holders of our common stock. This does not include beneficial owners of our common stock whose stock is held in nominee or “street name.”

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

Purchases of Equity Securities by Issuer

Pursuant to the Company's practice, we withhold shares of stock awards on the vesting date and make payments to taxing authorities as required by law to satisfy the minimum withholding tax requirements of award recipients who are employees. Shares repurchased totaled 451,072 and 100,900 for the years ending December 31, 2018 and December 31, 2017, respectively.

The following table presents shares repurchased for the fourth quarter of fiscal 2018:

	Total	Weighted
	Number of	Average Price Paid
	Shares Purchased	per Share
October 1, 2018 – October 31, 2018	127,802	$4.22
November 1, 2018 – November 1, 2018	2,435	5.46
December 1, 2018 – December 31, 2018	12,741	3.43
Total	142,978	4.17

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

As we are a smaller reporting company, this discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the Fiscal Years ended December 31, 2018 and 2017, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties, as discussed under the heading “Forward Looking Statements” of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake to publicly update these forward looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The results of operations of the GBG Acquisition (as defined below) were only included in our results of operations for the year ended December 2018 for the period from October 29, 2018 through December 31, 2018. Therefore our 2018 results of operations and associated metrics are not necessarily indicative of future results. Actual events, results, and outcomes from the GBG Acquisition may differ materially from our expectations due to competition and other factors. As such, we have presented our results of operations for the years ended December 31, 2018 and 2017 as well as the unaudited pro forma combined results of operations for years ended December 31, 2018 and 2017. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information.”

Recent Acquisitions

On October 29, 2018, we completed the acquisition of the GBG Business for approximately $1.18 billion in cash. The GBG Business licenses brands such as Calvin Klein, Under Armour, Tommy Hilfiger, BCBG, Joe’s, Buffalo, Frye, Michael Kors, Kate Spade, AllSaints and Cole Haan, and entertainment properties including Disney, Marvel and Nickelodeon, among others.

Under the acquisition method, we determined the Company to be the accounting acquirer for financial reporting purposes, with the GBG Business being viewed as the accounting acquiree. As a result, the assets, liabilities and operations reflected in the historical consolidated financial statements and elsewhere in this Annual Report prior to the GBG Acquisition are those of the Company recorded at the historical cost basis and do not reflect the GBG Business historical financial condition and results of operations.

Due to the GBG Acquisition, the financial information for the year ended December 31, 2018 is not comparable to the full year ended December 31, 2017. As such, we have presented our results of operations for the years ended December 31, 2018 and 2017 as well as the unaudited pro forma combined results of operations for years ended December 31, 2018 and 2017. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information”.

Executive Overview

Centric Brands is a leading lifestyle brands collective, bringing together creative minds from the worlds of fashion and commerce, sourcing, technology, marketing, digital and entertainment. We design, produce, merchandise, manage, and market kidswear, men’s and women’s apparel, and accessories under owned, licensed and private label brands and distribute our products across all retail and digital channels in North America and in international markets.

Our legacy company-owned brands include Hudson®, a designer and marketer of men's and women's premium, branded denim and apparel; Robert Graham®, a sophisticated, eclectic apparel and accessories brand seeking to inspire a global movement, and SWIMS®, a Scandinavian lifestyle brand best known for its range of fashion-forward, water-friendly footwear, apparel and accessories.

We also license over 100 brands or produce private label products across our core product categories including kids products, accessories products, and men’s and women’s apparel. Licensed brands include Calvin Klein, Under Armour, Tommy Hilfiger, Nautica, Spyder, BCBG, Herve Leger, Joe’s, Buffalo, Frye, Michael Kors, Kate Spade, AllSaints and Cole Haan, and entertainment properties including Disney, Marvel, Universal Studios, Warner Brothers and Nickelodeon, among others. We also produce private label products for certain retail customers. Our products are sold through a cross section of leading retailers such as Walmart, TJX Companies, Costco, Target, Burlington, Macy’s, Kohl’s, Ross, Target, JC Penney, and Nordstrom. We also sell our products over the web through retail partners such as Walmart.com, Macys.com and Nordstrom.com. We also distribute apparel and other products through our own retail stores, partner shop-in-shops and ecommerce sites. As of December 31, 2018, we operated 89 retail stores and 347 partner shop-in-shops.

Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters and, accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, including the timing of the GBG Acquisition, our quarterly or yearly results are not necessarily indicative of future results.

We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distributions and expanded the retail component of our business. Our acquisitions are part of our strategy to expand our offerings and increase the portfolio of licensed and private label brands that we offer through different tiers of retail distribution. As part of our business strategy, we are seeking to create a platform that focuses on brands and/or branded operating companies in the premium apparel, footwear and accessories sectors. Our focus is on organically growing our brands through a global, omni-channel distribution strategy while continuing to seek opportunities to acquire accretive, complementary, premium brands.

Upon completing the GBG Acquisition, we resegmented our reportable segments to reflect our expanded organizational structure, including the operations of the newly acquired GBG Business. Accordingly, we realigned our business into the following three reportable segments: Kids, Accessories, and Men’s & Women’s Apparel. This new segment structure is consistent with how our chief operating decision maker establishes our overall business strategy, allocates resources, and assesses performance. Accordingly, we have realigned our segments to align with these organizational changes as discussed further within the section titled Reportable Segments.

Results of Operations

This table should be read in conjunction with the discussion that follows:

	Year ended December 31,
	2018	2017
	(in thousands)
Net sales	$596,602	$164,053
Cost of goods sold	435,867	92,303
Gross profit	160,735	71,750
Gross margin % of net sales	26.9%	43.7%
Operating expenses
Selling, general and administrative	145,136	62,030
Depreciation and amortization	19,351	6,061
Other operating expense (income)	87,807	2,583
Total operating expenses	252,294	70,674
Operating income (loss)	(91,559)	1,076
Operating Income (Loss) % of Net Sales	(15.3)%	0.7%
Interest expense	38,327	8,844
Other expense (income), net	(193)	21
Loss before income taxes	(129,693)	(7,789)
Income tax benefit	5,927	5,331
Net loss	$(123,766)	$(2,458)

Net Sales and Gross Profit

Net sales increased to $596.6 million for Fiscal 2018 from $164.1 million for Fiscal 2017, reflecting a $432.5 million year over year increase. Increase in net sales attributable to the newly acquired GBG Business totaled approximately $436.1 million, while our continuing businesses were approximately flat for the year.

Gross profit increased to $160.7 million for Fiscal 2018 from $71.8 million for Fiscal 2017, reflecting a $88.9 million year over year increase. The increase in gross profit attributable to the newly acquired GBG Business was $85.2 million. Gross profit for our continuing businesses increased to $75.5 million for Fiscal 2018 from $71.8 million for Fiscal 2017, reflecting a $3.7 million increase year over year.

Gross margin as a percent of net sales was 26.9% for Fiscal 2018, compared to 43.7% for Fiscal 2017. The decrease in the gross margin as a percent of net sales is largely driven by the lower gross margin on the GBG Business’ operations as compared to the continuing business.

For more information, see sections titled “Reportable Segments” and “Supplemental Unaudited Pro Forma Combined Financial Information."

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, acquisition related costs, professional fees and factor and bank fees, (ii) depreciation and amortization, (iii) retail store impairment and (iv) other operating expense/income.

In connection with the closing of the GBG Acquisition, we entered into a Transition Services Agreement with GBG USA wherein each will provide the other party, certain corporate services including information technology, finance, human resources, legal, sourcing, tax and facilities for a period of up to three years from October 29, 2018 to ensure and facilitate an orderly transfer of business operations. Payments to each party will vary in amount and length of time as specified in the Transition Services Agreement. The charges for such services are generally intended to allow the service provider to recover all of its direct and indirect costs, generally without profit.

Selling, general and administrative expenses increased to $145.1 million for Fiscal 2018 from $62.0 million for Fiscal 2017. The $83.1 million increase was attributable to operating costs of the GBG Business, and costs related to the consummation of the GBG Acquisition.

In addition, depreciation and amortization expenses increased to $19.4 million from $6.1 million for Fiscal 2018 and Fiscal 2017, respectively. Increase in depreciation and amortization expense was primarily attributable to the GBG Acquisition.

Other operating expenses include (i) acquisition related expenses, (ii) reorganization and integration expenses, (iii) termination fee of discontinued license, (iv) stock based compensation expense, and (v) retail store impairment. Other operating expenses totaled approximately $87.8 million and $2.6 million for Fiscal 2018 and Fiscal 2017, respectively.

Interest Expense and Other expense (income), net

Interest expense includes costs incurred by the Company for borrowed funds as well as amortization of deferred financing fees relating to our term loans, revolving credit facilities and convertible notes. Interest expense increased to $38.3 million for Fiscal 2018 from $8.8 million for Fiscal 2017. Increase in interest expense was largely driven by the increase in aggregate outstanding borrowings under the new credit facilities entered into in connection with the GBG Acquisition, the issuance of the 2024 Convertible Notes and the increased amortization of debt issuance cost.

Income Tax Benefit

Our effective tax rate was a benefit of 4.6% of loss before income taxes for Fiscal 2018 compared to a benefit of 68.4% for fiscal 2017. The difference in the effective tax rate for Fiscal 2018, as compared to Fiscal 2017, was primarily due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”). In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional one-time net tax benefit of $6.3 million for the year ended December 31, 2017. This net tax benefit primarily consists of a $3.8 million net tax benefit from the corporate rate reduction from 34% to 21% and a tax benefit for the reversal of a portion of the valuation allowance related to the indefinite deferred tax liability of $2.5 million. See “Notes to Consolidated Financial Statements—Note 18—Income Taxes” for additional details.

Unaudited Additional Supplemental Non-GAAP Disclosures

The financial information provided throughout this report, including our Consolidated Financial Statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we present Adjusted EBITDA, a non-GAAP financial measure, in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding our ongoing operating results. (“Adjusted EBITDA”) is a non-GAAP measure defined by us as net loss plus interest expense, income tax benefit, amortization of inventory fair value step up, results of discontinued license, depreciation and amortization expense and other operating expense, net.

Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. We also believe that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to other GAAP and non-GAAP measures, as factors in determining the estimated fair value of shares of our common stock. In addition, from time to time our Board uses Adjusted EBITDA to define certain performance targets under our compensation programs. We do not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies. Also, the definition of Adjusted EBITDA may not be the same as the definitions used in any of our financing arrangements.

Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The following table presents a reconciliation of net loss to Adjusted EBITDA (in millions):

	For the year ended December 31,
	2018	2017
Net loss	$(123.8)	$(2.5)
Interest expense	38.3	8.8
Income tax benefit	(5.9)	(5.3)
Amortization of inventory fair value step up	23.6	—
Results of discontinued license	3.3	—
Depreciation and amortization	19.4	6.1
Other operating expense, net	87.8	2.6
Adjusted EBITDA	$42.7	$9.7

The following table presents a reconciliation of other operating income (expense) (in millions):

	For the year ended December 31,
	2018	2017
Acquisition related expenses	$39.8	$—
Reorganization and integration expenses	30.9	—
Termination fee of discontinued license	12.0	—
Stock-based compensation expense	5.1	2.4
Retail store impairment	—	0.2
Other operating expense, net	$87.8	$2.6

“Adjusted Operating Cash Flow” is a non-GAAP measure defined by us as net cash used in operating activities plus collections of sold receivables. Collections of sold receivables are classified as an investing activity on the accompanying Consolidated Statement of Cash Flows. Collections of sold receivables differ from collections of accounts receivable only with respect to the timing of cash receipts through our factoring arrangements. We believe the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information on our financial performance and cash flows. Investors, analysts, our management, and our Board of Directors utilize this non-GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare our performance to  peer companies. Adjusted Operating Cash Flow, has material limitations, and therefore, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.

The following table presents a reconciliation of cash flow from operating activities to Adjusted Operating Cash Flow (in millions).

	For the year ended December 31,
	2018	2017
Net cash used in operating activities, as reported	$(397.6)	$(1.7)
Collections of sold receivables	313.0	—
Adjusted operating cash flow	$(84.6)	$(1.7)

Reportable Segments

Prior to the GBG Acquisition, we organized our business into the following three reportable segments: Wholesale, Consumer Direct, and Corporate and other. Upon completing the GBG Acquisition, we resegmented our reportable segments to reflect our expanded organizational structure, including the operations of the newly acquired GBG Business. Accordingly, we realigned our business into the following three reportable segments: Kids, Accessories, and Men’s & Women’s Apparel. This new segment structure is consistent with how our chief operating decision maker establishes our overall business strategy, allocates resources, and assesses performance. We will continually evaluate changes in the structure of the organization to determine whether its operating segments have changed when events or circumstances necessitate such an exercise.

Operational results include expenses directly attributable to the segment as well as corporate overhead, which include executive, finance, legal, information technology, and human resource related expenses. Corporate overhead is allocated to each reporting segment, generally based on the percent of units shipped for each respective segment. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operations. All prior period segment information has been reclassified to reflect the realignment of our segment reporting structure on a comparable basis.

Kids

Our Kids segment is comprised of sales of products to full-price retail stores, off-price or outlet department stores, boutiques, trade shows and ecommerce sales. Kids products are sold to over 700 customers and are comprised of over 350 licensed brands. Key licensed brands, include Calvin Klein®, Under Amour®, Tommy Hilfiger®, Nautica® and Disney®. Our top customers include large retailers such as Walmart, Kohl’s, Target, Burlington, Macy’s, and TJX Companies. We design, produce and sell goods to Walmart as a private label business under the George® and Faded Glory® names. Our Kids segment accounted for approximately 36.3% of our Fiscal 2018 net revenues. Domestically, we sell Kids products through our own showrooms. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other customers they call upon.

The Kids segment is new to our business and was acquired as a component of the GBG Business. In addition to integrating the Kids segment successfully and efficiently with our existing business, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors and selectively expanding into new accounts.

Accessories

Our Accessories segment is comprised of sales of products to full-price retail stores, off-price or outlet department stores, boutiques and ecommerce sales. Accessories products are sold to over 600 customers and are comprised of over 85 licensed, owned and private label brands. Key licensed brands, include Calvin Klein®, Frye®, Fila®, Michael Kors®, Kate Spade® and AllSaints®. Our top customers include large retailers such as Walmart, Kohl’s, Macys, Dillard's and Nordstrom Companies. Our Accessories segment accounted for approximately 16.3% of our Fiscal 2018 net revenues. Domestically, we sell Accessories products through our own showrooms. At the showrooms, retailers review the latest collections offered and place orders. We sell our accessories products to customers in the United States, and Canada.

The Accessories segment is new to our business and was acquired as a component of the GBG Business. In addition to integrating the Accessories segment successfully and efficiently with our existing business, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors, and selectively expanding into new accounts.

Men’s & Women’s Apparel

Our Men’s & Women’s Apparel segment is comprised of (i) sales to premium nationwide department stores, specialty retailers, ecommerce, boutiques and select off-price retailers of our Owned Brands; (ii) sales of licensed branded products bearing the brand names of BCBG®, Herve Leger, Buffalo®, Joe’s Jeans®, bebe® (collectively referred to herein as “Core Licensed Brands”) to premium nationwide department stores, specialty retailers, ecommerce stores, boutiques and select off-price retailers; (iii) full-price and outlet retail store sales owned and operated by us bearing the brands of Robert Graham®, SWIMS®, BCBG®, bebe®, and Joe’s Jeans®; (iv) ecommerce sales through our own and our retail partners’ ecommerce sites; and (v) royalty revenue generated through the licensing of our Robert Graham® and Hudson® brands to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

Our Men’s & Women’s Apparel segment, accounted for approximately 47.4% of our Fiscal 2018 net revenues. Owned Brand sales include net royalty revenue earned from our licensing arrangements. Royalty revenues are generated through the licensing of our Robert Graham® and Hudson® brands to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated products for the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear, kids, and fragrances, and for distribution of our products in Canada and Europe. Our products are sold to over 1,000 retail customers in North America and throughout the world including our own retail stores and ecommerce websites. As of December 31, 2018, we operated a total of 89 retail stores and 369 partner shop-in-shops. For more information relating to our retail locations, see “Item 2 – Properties.”

We do not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented. All prior period segment information has been reclassified to reflect the realignment of our segment reporting structure on a comparable basis. The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended December 31,
	2018	2017
	(in thousands)
Net sales:
Kids	$216,298	$—
Accessories	97,299	—
Men’s & Women’s Apparel	283,005	164,053
	$596,602	$164,053

Gross profit:
Kids	$33,530	$—
Accessories	10,246	—
Men's & Women's Apparel	116,959	71,750
	$160,735	$71,750

Operating income (loss)	$(24,872)	$—
Kids	(44,202)	—
Accessories	(22,485)	1,076
Men’s & Women’s Apparel	$(91,559)	$1,076

Supplemental Unaudited Pro Forma Combined Financial Information

As described above, we completed the GBG Acquisition on October 29, 2018. For comparative purposes, we are presenting supplemental unaudited pro forma combined statements of operations for the years ended December 31, 2018 and 2017, and we discuss such unaudited pro forma combined results as well as our actual results of operations for the years ended December 31, 2018 and 2017. The unaudited pro forma combined statements of operations for these periods present our consolidated results of operations giving pro forma effect to the GBG Acquisition as if it had occurred on January 1, 2017. The pro forma combined adjustments give effect to the items identified in the unaudited pro forma combined tables below in connection with the GBG Acquisition, as well as the Financing Transactions.

The Financing Transactions are, collectively, the Private Placement (as defined below), the issuance of the 2024 Convertible Notes and the transactions consummated under the Credit Agreements (as defined below).

The unaudited pro forma combined adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma combined basis, the impact of the GBG Acquisition on our historical financial information, as applicable.

The GBG Acquisition was accounted for using the acquisition method of accounting. The preliminary fair values of the acquired assets and assumed liabilities as of the Closing Date are based on the consideration paid including our estimates and assumptions as explained in more detail in Note 3—GBG Acquisition in the accompanying Notes to the Consolidated Financial Statements. The total purchase price to acquire the GBG Business has been allocated to the assets acquired and assumed liabilities of the acquired business, based upon the fair values as of the Closing Date. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed.

The unaudited pro forma combined financial information contains a variety of adjustments, assumptions and estimates, and is subject to numerous other uncertainties, assumptions, and adjustments as described in the accompanying notes hereto and therefore should not be relied upon as being indicative of our results of operations for any future period.

In addition to the other information in this Annual Report on Form 10-K, the unaudited pro forma combined statements of operations should be read in conjunction with the audited combined financial statements of the GBG Business as of December 31, 2017 and October 28, 2018 and the notes relating thereto, included as Exhibit 99.1 to the Amendment No. 1 to the Company’s Current Report on Form 8-K filed on May 15, 2019 (the “GBG Business Financial Statements”);

The historical financial statements of GBG related to the GBG Business and the Company have been adjusted in the pro forma financial information to give effect to events that are (1) directly attributable to the GBG Acquisition or the Financing Transactions (as defined below), (2) factually supportable, and (3) expected to have a continuing impact on the combined company.

The fair value estimates of the assets acquired and liabilities assumed used in the unaudited pro forma condensed combined financial information are preliminary and subject to further adjustments. Accordingly, the final acquisition accounting adjustments may be materially different from the preliminary unaudited adjustments presented herein.

The unaudited pro forma condensed combined financial information has been prepared in a manner consistent with the accounting policies adopted by the Company. As more information becomes available, the combined company will perform a more detailed review of the accounting policies of GBG (as historically applied to the GBG Business) and the Company. As a result of that review, differences could be identified between the accounting policies of the two companies that, when conformed, could have a material impact on the combined financial statements.

The unaudited pro forma combined financial information has been prepared for informational purposes only and is not necessarily indicative of or intended to represent what the combined company’s financial position or results of operations actually would have been had the GBG Acquisition occurred as of the dates indicated. In addition, the unaudited pro forma combined financial information does not purport to project the future financial position or operating results of the combined company. The unaudited pro forma adjustments are based on information available at the time of the preparation of the unaudited pro forma combined financial information.

The unaudited pro forma combined financial information does not reflect cost savings, synergies or revenue enhancements that the Company may achieve with respect to combining the companies or costs to integrate the GBG Business or the impact of any non-recurring activity and any one-time transaction related costs. Synergies and integration costs have been excluded from consideration because they do not meet the criteria for unaudited pro forma adjustments.

Unaudited Pro Forma Results of Operations

The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma financial statements:

	Year ended December 31, 2018				Year ended December 31, 2017
	Centric	Acquired	Pro Forma	Pro Forma	Centric	Acquired	Pro Forma	Pro Forma
	(a)	Business (b)	Adjustments	Combined	(a)	Business (b)	Adjustments	Combined
Net sales	$596,602	$1,705,593	$—	$2,302,195	$164,053	$2,080,551	$—	$2,244,604
Cost of goods sold (c), (d)	435,867	1,311,536	38,468	1,785,871	92,303	1,530,578	68,318	1,691,199
Gross profit	160,735	394,057	(38,468)	516,324	71,750	549,973	(68,318)	553,405
Profit margin	26.9%	23.1%		22.4%	43.7%	26.4%		24.7%
Operating expenses
Selling, general and administrative (c), (e)	232,943	481,070	(144,287)	569,726	64,613	424,436	(65,414)	423,635
Depreciation and amortization (f), (g)	19,351	19,552	51,339	90,242	6,061	26,608	59,642	92,311
Total operating expenses	252,294	500,622	(92,948)	659,968	70,674	451,044	(5,772)	515,946
Operating (loss) income	(91,559)	(106,565)	54,480	(143,644)	1,076	98,929	(62,546)	37,459
Interest expense (h)	38,134	9,677	108,518	156,329	8,844	10,390	132,848	152,082
Gain on contingent consideration	—	(17,675)	—	(17,675)	21	(18,708)	—	(18,687)
(Loss) income before income taxes	(129,693)	(98,567)	(54,038)	(282,298)	(7,789)	107,247	(195,394)	(95,936)
Income tax benefit	5,927	—	—	5,927	5,331	—	—	5,331
Net (loss) income	$(123,766)	$(98,567)	$(54,038)	$(276,371)	$(2,458)	$107,247	$(195,394)	$(90,605)

(a)	Represents the results of operations of the Company for the year ended December 31, 2018 or 2017, respectively.
(b)	Represents the results of operations of the GBG Business for the period ended October 28, 2018 and the year ended December 31, 2017, respectively, in the GBG Business Financial Statements.
(c)

Represents an increase to cost of goods sold of $62.1 million and $68.3 million for the twelve months ended December 31, 2018 and December 31, 2017, respectively, and a decrease to selling, general and administrative expenses of $61.6 million and $65.4 million for the twelve months ended December 31, 2018 and December 31, 2017, respectively, related to the capitalization and reclassification of certain production related overhead costs to conform with the accounting policies of the Company.

(d)

Represents a decrease to costs of goods sold of $23.6 million for the twelve months ended December 31, 2018 related to the removal of purchase accounting adjustments on inventory sold during the period.

(e)

Represents the elimination of $82.7 million in GBG Acquisition-related costs paid by the Company during the twelve months ended December 31, 2018 that are non-recurring and will not have a continuing impact.

(f)

Represents additional depreciation expense of $8.3 million and $11.1 million for the twelve months ended December 31, 2018 and December 31, 2017, respectively, related to the fair value of the property, plant, and equipment acquired in the GBG Acquisition. The adjustment in depreciation is based on the estimated fair value and useful lives of 3 to 8 years, and is calculated using the straight-line method.

(g)

Represents additional amortization expense of $43.0 million and $48.5 million for the twelve months ended December 31, 2018 and December 31, 2017, respectively, related to the fair value of intangible assets resulting from the GBG Acquisition. The intangible assets represent customer relationships and certain above or below market leases with an estimated useful life of 11 years and 6 years, respectively, which the Company will amortize on a straight-line basis.

(h)

Represents the net increase in interest expense of $108.5 million and $132.8 million for the twelve months ended December 31, 2018 and December 31, 2017, respectively, in connection with gross borrowings under the 2024 Convertible Notes and the Credit Agreements and amortization of the related deferred fees and discount.

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Our primary sources of liquidity are: (i) cash proceeds from customer wholesale trade receivables and trade receivables sold to a financial institution; (ii) cash proceeds from direct to consumer sales tendered in cash, credit card, debit card or gift card; (iii) cash proceeds for licenses collected from licensees via check or wire transfer; and (iv) cash proceeds from borrowings under various credit facilities described below. Cash is used to make payments of debt and interest, royalties and for payroll and operating disbursements including inventories, operating expenses and capitalized property, software and equipment.

Our primary capital needs are for: (i) working capital; (ii) debt principal and interest; and (iii) trade credit to our customers.  We anticipate funding our operations through working capital by generating cash flows from operations and utilization of available lines of credit under our existing credit facilities.

At December 31, 2018 and 2017, our cash and cash equivalent balances were $29.5 million and $8.3 million, respectively. Based on our cash on hand and expected cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the filing date of this Annual Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from operations.

Cash Flows for the Years Ended December 31, 2018 and December 31, 2017

Cash flows used in operating activities for the years ended December 31, 2018 and 2017 were $397.6 million and $1.7 million, respectively. Our operating cash flows result primarily from cash received from our consumers, offset by cash payments we make for inventory, employee compensation, transaction costs, operating leases, professional services, and interest payments on our long-term obligations. Cash received from our customers generally corresponds to our net sales. In 2018, we entered into a receivables purchase arrangement to sell our receivables, which results in the cash collected on the deferred purchase price of our sold receivables to be classified as investing cash flows. The decrease in operating cash flows from 2017 to 2018 is primarily driven by the increase in net loss, excluding non-cash charges such as depreciation, amortization, and stock based compensation, and the impact of changes in working capital accounts. Working capital at any specific point is subject to many different variables, including seasonality, inventory management, the impact of our factoring arrangements, the timing of cash receipts and payments, and vendor payment terms.

Cash flows used in investing activities for the years ended December 31, 2018 and 2017 were $868.2 million and $1.1 million, respectively. Cash used in investing activities corresponds with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, cash outlays for acquisitions, investments in other companies and intellectual property rights. The decrease in investing cash flows from 2017 to 2018 is primarily driven by the GBG acquisition, offset by collections on the deferred purchase price of our sold receivables.

Cash flows provided by financing activities for the years ended December 31, 2018 and 2017 were $1,287.1 million and $4.7 million, respectively. The increase in cash flows from financing activities was primarily driven by new financing facilities entered into to consummate the GBG Acquisition, which are discussed further below, as well as proceeds from the issuance of the 2024 Convertible Notes and the private placement of 10.0 million shares of common stock. Proceeds from the credit facilities and private placement were partially offset by repayment of our prior credit facilities.

Credit Agreements and Other Financing Arrangements

In connection with the GBG Acquisition, consideration paid to GBG was funded through proceeds received by entering into (i) a new first lien credit and collateral agreement entered into with Ares Capital Corporation (“Ares”), as agent, and the lenders party thereto, (ii) a new second lien credit and collateral agreement entered into with U.S. Bank National Association, as agent, and the lenders party thereto, and (iii) a new revolving line of credit agreement entered into with Ares Commercial Finance, as revolving agent, and the lenders party thereto.  In addition, we also entered into new convertible promissory notes issued to the GSO/BTO Affiliates, completed a private placement of our common stock, and entered into a receivables purchase agreement with PNC Bank National Association, as administrative agent, and the lenders party thereto, to sell certain receivables acquired. The aggregate cash consideration received from the above sources was used to repay outstanding loans and indebtedness under our existing credit agreements which included (i) the payoff of all outstanding loans and indebtedness relating to our existing term loans with TCW Asset Management Company and (ii) the payoff of all outstanding balances relating to the revolving line of credit facility with Wells Fargo Bank, National Association.

New Term Loans

On October 29, 2018, we, along with certain of our subsidiaries, entered into a (i) first lien credit agreement with Ares, as administrative agent, ACF FinCo I LP, as collateral agent, and certain other lenders party thereto (the “First Lien Credit Agreement”) and (ii) second lien credit agreement with U.S. Bank National Association, as administrative agent and collateral agent, and certain lenders party thereto (the “Second Lien Credit Agreement”, and together with the First Lien Credit Agreement, collectively, the “Credit Agreements”).

The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150 million, which matures on April 29, 2023 (the “New Revolving Facility”) and a senior secured term loan credit facility in an aggregate principal amount of $645 million, which matures on October 29, 2023 (the “First Lien Term Loan Facility”, and together with the New Revolving Facility, are collectively referred to herein as “First Lien Facilities”). The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668 million, which matures on October 29, 2024 (the “Second Lien Term Loan Facility”, and together with the First Lien Term Loan Facility are collectively referred to herein as the “Term Loan Facilities”).

The obligations under the Credit Agreements are guaranteed by certain of our domestic subsidiaries and are secured by substantially all of our assets.

The First Lien Term Loan Facility is subject to quarterly payments of principal as follows: (i) 0.25% of the initial principal amount for each of the fiscal quarters ending March 31, 2019 and June 30, 2019; (ii) 0.625% of the initial principal amount for each of the fiscal quarters ending September 30, 2019 and December 31, 2019; and (iii) 1.25% of the initial principal amount or each fiscal quarter thereafter, with the balance payable at maturity. There are no scheduled periodic payments under the Second Lien Term Loan Facility or the New Revolving Facility.

The Term Facilities include mandatory prepayments customary for credit facilities of their nature. Subject to certain exceptions, prepayments of loans under the First Lien Term Loan Facility is subject to a prepayment premium of (i) 3.00% during the first year after the Closing Date, (ii) 2.00% during the second year after the Closing Date and (ii) 1.00% during the third year after the Closing Date, plus, if applicable, customary “breakage” costs with respect to LIBOR rate loans. Subject to certain exceptions, prepayments of loans under the Second Lien Term Loan Facility are subject to a prepayment premium of (i) with respect to the first $175 million of aggregate prepayments (the “Initial Prepayment Amount”), (a) 3.00% during the first year after the Closing Date, (b) 2.00% during the second year after the Closing Date and (c) 1.00% during the third year after the Closing Date and (ii) with respect to any amount in excess of the Initial Prepayment Amount, (a) subject to certain exceptions, a customary make-whole amount during the first or second year after the Closing Date, (b) 4.00% during the third year after the Closing Date, (c) 2.00% during the fourth year after the Closing Date and (d) 1.00% during the fifth year after the Closing Date.

The annual interest rates for the Term Loan Facilities are as follows:

•

For the First Lien Term Loan: ABR (with a 2.50% floor) plus 5.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 6.00% for LIBOR Rate Loans, with two 0.25% step downs upon achieving and maintaining a first lien leverage ratio equal to or less than 2.75 to 1.00 and 2.25 to 1.00, respectively.

•

For the Second Lien Term Loan Facility: ABR (with a 2.50% floor) plus 6.00% for base rate loans or adjusted LIBOR (with a floor of 1.50%) plus 7.00%, plus 2.75% payment-in-kind interest (“PIK”) from the Closing Date until December 31, 2019, and ABR (with a 2.50% floor) plus 7.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 8.00%, plus 1.25% PIK thereafter (subject to certain adjustments and compliance with certain leverage ratios).

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Loan Facilities require us to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2018, we were in compliance with these covenants.

On October 29, 2018, in connection with the GBG Acquisition and entry into the Credit Agreements, we terminated our prior credit agreements and all outstanding obligations thereunder were repaid. See “Notes to Consolidated Financial Statements—Note 12—Debt” to our consolidated financial statements in “Part II, Item 8” of this Annual Report for additional information related to these historical credit agreements.

On April 17, 2019, the Company amended its Credit Agreements to, among other things, increase the amount of indebtedness under the First Lien Credit Agreement and amend the Company’s consolidated fixed charge ratio covenant; see “Notes to Consolidated Financial Statements—Note 21—Subsequent Events” to our consolidated financial statements in “Part II, Item 8” of this Annual Report for additional information.

New Revolving Facility

In addition to the First Lien Term Loan, the First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150 million, which matures on April 29, 2023 (the “New Revolving Facility”). The amount available to be drawn under the New Revolving Facility is based on the borrowing base values attributed to eligible inventory. There are no scheduled periodic payments under the New Revolving Facility. The obligations under the Credit Agreements, including the New Revolving Facility, are guaranteed by certain of our domestic subsidiaries and are secured by substantially all of our assets.

The annual interest rates for the New Revolving Facility is the lender’s alternate base rate (“ABR”) (with a 1.00% floor) plus 4.50% for base rate loans and adjusted LIBOR (with a 0% floor) plus 5.50% for LIBOR rate loans. The New Revolving Facility includes mandatory prepayments customary for credit facilities of this nature. Subject to certain exceptions, permanent reductions of the commitments under the New Revolving Facility are subject to a prepayment premium of (i) 3.00% during the first year after the GBG Closing Date, (ii) 2.00% during the second year after the GBG Closing Date and (ii) 1.00% during the third year after the GBG Closing Date, plus, if applicable, customary “breakage” costs with respect to LIBOR rate loans.

The New Revolving Facility, contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreements, inclusive of the provisions of the New Revolving Facility, require us to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2018, we were in compliance with these covenants.

On April 17, 2019, the Company amended its New Revolving Facility to, among other things,  increase the aggregate commitments; see “Notes to Consolidated Financial Statements—Note 21—Subsequent Events” to our consolidated financial statements in “Part II, Item 8” of this Annual Report for additional information.

PNC Receivables Facility

On the Closing Date, we entered into a three-year trade receivables securitization facility (the “PNC Receivables Facility”) pursuant to (i) a Purchase and Sale Agreement, among certain of our subsidiaries, as “Originators,” and Spring Funding, LLC, our wholly owned, bankruptcy-remote special purpose subsidiary, as Buyer (the “PSA”) and (ii) a Receivables Purchase Agreement among Spring, as Seller, the Company, as initial Servicer, certain purchasers party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (the “RPA”). Other subsidiaries may later enter into the PNC Receivables Facility. At the end of the initial three year term, the Purchasers may elect to renew their commitments under the RPA.

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

On April 25, 2019, the Company amended its PNC Receivables Facility to, among other things, increase the maxium amount allowable for sale to PNC; see “Notes to Consolidated Financial Statements—Note 21—Subsequent Events” to our consolidated financial statements in “Part II, Item 8” of this Annual Report for additional information.

CIT Factoring Agreement

In January 2016, we entered into the CIT Factoring Agreement pursuant to which we sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendering of services. Under the CIT Factoring Agreement, we pay factoring rates based on service type and credit profile of our customers. In connection with entering into the GBG Acquisition, we further amended and restated the CIT Factoring Agreement to, among other things, extend the term of the CIT Factoring Agreement. The CIT Factoring Agreement may be terminated by either party upon 60 days’ written notice prior to October 29, 2023, annually with 60 days’ written notice prior to October 29 of each year thereafter, or immediately upon the occurrence of an event of default as defined in the agreement.

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

2024 Convertible Notes

On October 29, 2018, we issued convertible promissory notes (the “2024 Convertible Notes”) in an aggregate principal amount of $25.0 million to the GSO/BTO Affiliates. The 2024 Convertible Notes are convertible at the holder’s option beginning on or after October 29, 2019 until the earlier to occur of (x) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (y) October 29, 2024 (such earlier date, the “2024 Convertible Note Maturity Date”), into shares of our common stock at a conversion price of $8.00 per share, subject to adjustment. The 2024 Convertible Notes shall not initially bear interest. From and after April 29, 2019, the 2024 Convertible Notes bear interest at the rate of 12.0% per annum. From and after October 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 16.0% per annum. Interest payments are due each January 31, April 30, July 31, and October 31. To the extent that we are unable to pay cash interest on the 2024 Convertible Notes on an interest payment date because of restrictions in the Credit Agreements or other debt agreements, an amount equal to the unpaid interest then due shall be added to the principal amount of the 2024 Convertible Notes.

From and after October 29, 2018 until October 29, 2019, upon consummation of any sales of common stock by us for cash, we may, on at least ten (10) days’ prior written notice to the holder of a 2024 Convertible Note, prepay such 2024 Convertible Note in whole but not in part solely with the net proceeds of such sale of common stock in an amount equal to the greater of (x) the principal amount of such 2024 Convertible Note, together with accrued interest through and including the date of prepayment, or (y) the value equal to (i) the number of shares of common stock that would be received upon conversion of such 2024 Convertible Note on the repayment date multiplied by the market value of the common stock as of such date, plus (ii) any accrued but unpaid interest that has not been added to the principal amount of such 2024 Convertible Note on the date of such prepayment (such greater amount, the “Prepayment Amount”). Also, the 2024 Convertible Notes shall be prepayable in whole but not in part at the Prepayment Amount: (A) from October 29, 2019 through October 29, 2021 only upon a change in control or a liquidation, or (B) from October 29, 2021 until the 2024 Convertible Note Maturity Date, in each case on at least ten (10) days' prior written notice to the holder.

The Private Placement

On October 29, 2018, we completed a private placement (the “Private Sale”) of 10,000,000 shares of common stock to certain members of management, affiliates of Ares  and the GSO/BTO Affiliates at $8.00 per share for total consideration of $80.0 million. Additionally, in connection with and in consideration of the GSO/BTO Affiliates entering into the Second Lien Term Facility and providing loans thereunder, we issued to the GSO/BTO Affiliates 23,094,501 shares of common stock for no additional consideration (together with the Private Sale, the “Private Placement”).

Modified Convertible Notes and Rollover Agreement

On September 8, 2015, we entered into the rollover agreement with the holders of convertible notes originally issued in connection with the acquisition of the Hudson business (the “Rollover Agreement”), pursuant to which, on January 28, 2016, the holders of the notes contributed their notes to us in exchange for the following:

•	1.2 million shares of common stock;
•	a cash payment of approximately $8.6 million, before expenses; and
•	an aggregate principal amount of approximately $16.5 million of Modified Convertible Notes.

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (increased to 7% as of October 1, 2017 with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP only), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that we may, in our sole discretion, elect to pay 100% of such interest in cash. The Modified Convertible Notes are convertible by each of the holders into shares of our common stock, cash, or a combination of cash and common stock, at our election.

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

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, our SWIMS subsidiary has maintained a preexisting Overdraft Agreement between SWIMS and DNB, dated January 27, 2016. The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of December 31, 2017) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions.

Off Balance Sheet Arrangements

As a part of our working capital management, we sell certain accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2018, we had $424.2 million of receivables outstanding under receivable purchase agreements entered into by various locations. Costs incurred on the sale of receivables was $1.7 million for the year ended December 31, 2018. These amounts are recorded in interest expense, net in the consolidated statements of net income.

As of December 31, 2017, the Company did not have any off balance sheet receivables outstanding nor did it incur any costs associated with off-balance sheet arrangements.

The Company did not have any other material off-balance sheet arrangements as of December 31, 2018, and December 31, 2017.

Contractual Obligations

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that other accounting policies discussed in “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies” included in Item 8 of this Annual Report are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, we have changed our accounting policy for revenue recognition as described below. We applied ASC 606 using the modified retrospective approach – i.e. by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted in our financial statements for the periods prior to January 1, 2018 and continues to be reported under ASC 605. The details of the significant changes and quantitative impact of the changes are set out below. We applied the modified retrospective approach only to contracts that were not complete as of the date of the initial application, January 1, 2018.

Effective January 1, 2018, wholesale revenues are recorded when a contract with the customer is agreed to by both parties and product has been transferred, which generally occurs at the point of shipment from our warehouse, and recorded at the transaction price based on the amount we expect to receive. Collection is probable as the majority of shipments occur to reputable credit worthy businesses and through factored relationships which guarantee payment. Estimated reductions to revenue for customer allowances are recorded based upon history as a percentage of sales and current outstanding chargebacks. We may allow for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated based on historical experience and also specific claims filed by the customer. Beginning January 1, 2018, a return liability is included in accounts payable and accrued expenses within the accompanying consolidated balance sheet, which was previously recorded net of accounts receivable. Also, effective January 1, 2018, we record a return asset receivable in prepaid expenses and other current assets within the accompanying consolidated balance sheet. Prior to January 1, 2018, inventory expected to be returned was recorded within inventories. The return asset receivable is evaluated for impairment each period. We recorded a decrease of $569 thousand to our accumulated deficit as of January 1, 2018 to record the return asset receivable and related impairment charge.

Retail store revenue is recognized at the time the customer takes possession of the related merchandise. Revenue for ecommerce sales of products ordered through our retail internet sites is recognized at the point of shipment to the customer. Prior to January 1, 2018, revenue for ecommerce sales was recorded at the point of delivery to the customer. We recorded an adjustment to our accumulated deficit as of January 1, 2018, an increase of $39 thousand, to reflect the change in accounting policy. Ecommerce revenue is reduced by an estimate for returns based on the historical rate of return as a percent of sales. Retail store revenue and ecommerce revenue exclude sales taxes.

Revenue from licensing arrangements is recognized based on actual sales when we expect royalties to exceed the minimum guarantee. For licensing arrangements in which we do not expect royalties to exceed the minimum guarantee, an estimate of the transaction price is recognized on a straight-line basis over the term of the contract. A contract asset is recorded for revenue recognized in advance of the contract payment terms, which is included in other assets within the accompanying consolidated balance sheet. Nonrefundable upfront fees are recorded as a contract liability and revenue is recognized straight-line over the term of the contract. Contract liabilities are included in other liabilities within the accompanying condensed consolidated balance sheet. Prior to January 1, 2018, revenue from licensing arrangements was recognized when earned in accordance with the terms of the underlying agreements and deemed collectible, generally based upon the higher of (a) the contractually guaranteed minimum royalty or (b) actual net sales data received from licensees. We recorded an adjustment to our accumulated deficit as of January 1, 2018, an increase of $1.3 million, to reflect the change in accounting policy.

Amounts related to shipping and handling that are billed to customers are considered to be activities to fulfill a promise to transfer the goods and are reflected in net sales, and the related costs are reflected in cost of goods sold within the accompanying consolidated statements of operations and comprehensive (loss) income. This accounting policy is consistent with our treatment of shipping and handling revenue prior to January 1, 2018.

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

Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization

When we determine that the carrying value of long‑lived assets, such as property and equipment and intangible assets subject to amortization, may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in “Note 13 – Fair Value Measurement of Financial Instruments” in Item 8 hereto.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives, such as trademarks, are not amortized, but are tested at least annually for impairment on December 31 of each year or when circumstances indicate their carrying value may not be recoverable. Goodwill is evaluated for impairment by determining the fair value of each reporting unit and comparing this value to its carrying value. If the fair value exceeds the carrying value, including goodwill, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value of the assets, goodwill impairment is recorded for the amount that the reporting unit's carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We review indefinite lived intangible assets for impairment on an annual basis, or when circumstances indicate their carrying value may not be recoverable. We calculate the value of the indefinite lived intangible assets using a discounted cash flow method, based on the relief from royalty method. There was no impairment charge recorded related to indefinite lived intangible assets or goodwill during the years ended December 31, 2018 and 2017.

Stock‑Based Compensation

The cost of all employee stock-based compensation awards is measured based on the grant date fair value of those awards and recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of all non-employee stock-based compensation awards is measured based on the grant date fair value of those awards and revalued each reporting period, and is recorded as compensation expense over the service period. An entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock-based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards.

We recognize stock-based compensation expense based on the fair value of the stock-based awards on the grant date, reduced by an estimate for future forfeited awards. As such, stock-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of stock-based awards is recognized in net income on a straight-line basis over the requisite service period. The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model required us to make significant judgments and estimates, which include the expected life of an option, the expected volatility of our common stock over the estimated life of the option, a risk-free interest rate, and the expected dividend yield. Judgment was also required in estimating the amount of stock-based awards that may be forfeited. Stock-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established (up to three years in advance). The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision. If actual results differ significantly from estimates, our stock-based compensation expense and consolidated results of operations could be impacted.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the net book values and tax bases of assets and liabilities using enacted tax rates.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon a full knowledge of the facts and the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense within the accompanying consolidated statements of operations and comprehensive income (loss).

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

Stockholders of Centric Brands Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Centric Brands Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

May 15, 2019

CENTRIC BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$29,519	$8,250
Accounts receivable, net	27,910	22,246
Sold receivables, net	33,825	—
Inventories	342,952	31,733
Prepaid expenses and other current assets	48,378	4,832
Total current assets	482,584	67,061
Property and equipment, net	93,044	8,417
Goodwill	376,132	8,380
Intangible assets, net	897,470	89,332
Other assets	9,725	484
Total assets	$1,858,955	$173,674

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$525,863	$22,204
Current portion of long-term debt	11,602	16,507
Total current liabilities	537,465	38,711
Line of credit	—	21,254
Convertible notes	36,235	13,866
Long-term debt, net of current portion	1,195,297	44,896
Deferred income taxes, net	—	6,650
Other non-current liabilities	6,581	3,554
Total liabilities	1,775,578	128,931

Commitments and contingencies (Note 11)

Equity
Series A convertible preferred stock, $0.10 par value: zero shares and 50,000 shares authorized, issued and outstanding at December 31, 2018 and 2017, respectively	—	5
Common stock, $0.10 par value: 100,000,000 shares authorized, 58,363,740 and 13,488,366 shares issued and outstanding at December 31, 2018 and 2017, respectively	5,836	1,349
Additional paid-in capital	218,240	61,314
Accumulated other comprehensive income	487	271
Accumulated deficit	(141,186)	(18,196)
Total equity	83,377	44,743
Total liabilities and equity	$1,858,955	$173,674

The accompanying notes are an integral part of these financial statements.

CENTRIC BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share data)

	December 31,	December 31,
	2018	2017

Net sales	$596,602	$164,053
Cost of goods sold	435,867	92,303
Gross profit	160,735	71,750
Operating expenses
Selling, general and administrative	145,136	62,030
Depreciation and amortization	19,351	6,061
Other operating expense, net	87,807	2,583
Total operating expenses	252,294	70,674
Operating income (loss)	(91,559)	1,076
Other expense
Interest expense	38,327	8,844
Other expense (income), net	(193)	21
Total other expense	38,134	8,865
Loss before income taxes	(129,693)	(7,789)
Income tax benefit	5,927	5,331
Net loss	(123,766)	(2,458)

Net loss attributable to common stockholders	$(129,910)	$(7,938)

Net loss	$(123,766)	$(2,458)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	216	492
Other comprehensive income	216	492
Comprehensive loss	$(123,550)	$(1,966)

Loss per common share - basic
Loss per common share - basic	$(6.02)	$(0.60)

Loss per common share - diluted
Loss per common share - diluted	$(6.02)	$(0.60)

Weighted average shares outstanding
Basic	21,569	13,313
Diluted	21,569	13,313

The accompanying notes are an integral part of these financial statements.

CENTRIC BRANDS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2017	13,239	$1,324	50	$5	—	—	$59,154	$(221)	$(15,738)	$44,524
Stock-based compensation	—	—	—	—	—	—	2,340	—	—	2,340
Issuance of restricted common stock, net of taxes withheld	249	25	—	—	—	—	(180)	—	—	(155)
Foreign currency translation	—	—	—	—	—	—	—	492	—	492
Net loss	—	—	—	—	—	—	—	—	(2,458)	(2,458)
Balance, December 31, 2017	13,488	$1,349	50	$5	—	—	$61,314	$271	$(18,196)	$44,743

Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	—	—	$776	776
Issuance of common stock	33,095	3,309	—	—	—	—	140,342	—	—	143,651
Issuance of Series A-1 convertible preferred stock	—	—	—	—	4,588	459	13,305	—	—	13,764
Issuance of restricted common stock, net of taxes withheld	978	98	—	—	—	—	(1,201)	—	—	(1,103)
Stock-based compensation	—	—	—	—	—	—	5,096	—	—	5,096
Conversion of Series A preferred stock to common stock	5,852	585	(50)	(5)	—	—	(580)	—	—	—
Conversion of Series A-1 preferred stock to common stock	4,951	495	—	—	(4,588)	(459)	(36)	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	—	—	—	(123,766)	(123,766)
Balance, December 31, 2018	58,364	$5,836	—	$—	—	$—	$218,240	$487	$(141,186)	$83,377

The accompanying notes are an integral part of these financial statements.

CENTRIC BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,766)	$(2,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of inventory step up	23,594	—
Depreciation and amortization	19,351	6,061
Deferred taxes	(6,250)	(4,547)
Stock-based compensation	5,096	2,340
Paid-in-kind interest	4,817	1,662
Amortization of deferred financing costs and discounts	4,334	1,127
Other operating activity	704	562
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(286,661)	(2,342)
Accounts payable and accrued expenses	(87,709)	4,107
Inventories	35,458	(7,644)
Prepaid expenses and other assets	12,658	(519)
Other liabilities	757	(75)
Net cash used in operating activities	(397,617)	(1,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(1,179,669)	—
Collections of sold receivables	312,966	—
Purchases of property and equipment	(1,456)	(1,127)
Net cash used in investing activities	(868,159)	(1,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	143,651	—
Proceeds from issuance of long-term debt	1,252,133	—
Repayment of long-term debt	(47,935)	(938)
Proceeds (repayment) from line of credit, net	(21,852)	7,708
Proceeds from long-term convertible note	25,000	—
Payment of deferred financing costs	(62,772)	(124)
(Repayment of) proceeds from customer cash advances	—	(1,707)
Taxes paid in lieu of shares issued for stock-based compensation	(1,103)	(270)
Net cash provided by financing activities	1,287,122	4,669

Effect of exchange rate changes on cash and cash equivalents	(77)	(42)

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,269	1,774

CASH AND CASH EQUIVALENTS, at beginning of year	8,250	6,476
CASH AND CASH EQUIVALENTS, at end of year	$29,519	$8,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,125	$4,768
Income taxes paid	$179	$192

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$269,411	$—
Conversion of short-term convertible notes	$13,764	$—

The accompanying notes are an integral part of these financial statements.

CENTRIC BRANDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description and Basis of Presentation

Centric Brands Inc. (“Centric”) is a global leader in the design, marketing, and distribution of premium lifestyle products, including kid's, men's & women's apparel and accessories, and other licensed or private label product categories. The Company's distinctive image has been developed across an expanding number of products, brands, sales channels and markets. The Company's Owned Brands include Hudson®, Robert Graham®, and SWIMS®. Additionally, the Company licenses brands which are sold in various product categories primarily in North America. Licensed brands include Calvin Klein®, Tommy Hilfiger®, Nautica®, Under Armour®, BCBG®, Buffalo Jeans®, Joe’s Jeans®, and Michael Kors®. Centric and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our,” and “ourselves,” unless the context indicates otherwise.

On October 29, 2018, the Company acquired from Global Brands Group Holding Limited’s (“GBG”) and GBG USA Inc., a wholly-owned subsidiary of GBG (“GBG USA”) a significant part of GBG’s North American business (“GBG Acquisition”), including the wholesale, retail and e-commerce operations, comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses. Effective upon the consummation of the GBG Acquisition, the Company changed its name from Differential Brands Group Inc. to Centric Brands Inc. and changed its trading symbol on The Nasdaq Stock Market LLC (“NASDAQ”) from DFBG to CTRC.

Prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Subsequent to the GBG Acquisition, the Company implemented organizational changes that have impacted the manner in which it manages the Company. Accordingly, the Company realigned its business into the following three reportable segments: Kids, Accessories, and Men’s & Women’s Apparel. See “Note 15 – Segment Reporting and Operations by Geographic Areas”. All prior period segment information has been reclassified to reflect the realignment of our segment reporting structure on a comparable basis.

The Company continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. We do not have any investments in companies that represent less than 20% of the related ownership interests.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC 606”), Revenue from Contracts with Customers, with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as described below. The Company applied ASC 606 using the modified retrospective approach – i.e. by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The details of the significant changes and quantitative impact of the changes are set out below. The Company applied the modified retrospective approach only to contracts that were not complete as of the date of the initial application, January 1, 2018.

Effective January 1, 2018, wholesale revenues are recorded when a contract with the customer is agreed to by both parties and product has been transferred, which generally occurs at the point of shipment from the Company’s warehouse, and recorded at the transaction price based on the amount the Company expects to receive. Collection is probable as the majority of shipments occur to reputable credit worthy businesses and through factored relationships which guarantee payment. Estimated reductions to revenue for customer allowances are recorded based upon history as a percentage of sales and current outstanding chargebacks. The Company may allow for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated based on historical experience and also specific claims filed by the customer. Beginning January 1, 2018, a refund liability is included in accounts payable and accrued expenses within the accompanying consolidated balance sheet, which was previously recorded net of accounts receivable. Also, effective January 1, 2018, the Company records a return asset receivable in prepaid expenses and other current assets within the accompanying consolidated balance sheet. Prior to January 1, 2018, inventory expected to be returned was recorded within inventories. The return asset receivable is evaluated for impairment each period. The Company recorded a decrease of $569 thousand to opening accumulated deficit as of January 1, 2018 to record the return asset receivable and related impairment charge.

Retail store revenue is recognized at the time the customer takes possession of the related merchandise. Revenue for ecommerce sales of products ordered through the Company’s retail internet sites are recognized at the point of shipment to the customer. Prior to January 1, 2018, revenue for ecommerce sales was recorded at the point of delivery to the customer. The Company recorded an adjustment to increase the opening accumulated deficit as of January 1, 2018 by $39 thousand, to reflect the impact on ecommerce shipments from adopting ASC 606. Ecommerce revenue was reduced by an estimate for returns based on the historical rate of return as a percent of sales. Retail store revenue and ecommerce revenue exclude sales taxes collected from the customer.

Revenue from licensing arrangements is recognized based on actual sales when the Company expects royalties to exceed the minimum guarantee. For licensing arrangements in which the Company does not expect royalties to exceed the minimum guarantee, an estimate of the transaction price is recognized on a straight-line basis over the term of the contract. A contract asset is recorded for revenue recognized in advance of the contract payment terms, which is included in other assets within the accompanying consolidated balance sheet. Nonrefundable upfront fees are recorded as a contract liability and revenue is recognized straight-line over the term of the contract. Contract liabilities are included in other liabilities within the accompanying consolidated balance sheet. Prior to January 1, 2018, revenue from licensing arrangements was recognized when earned in accordance with the terms of the underlying agreements and deemed collectible, generally based upon the higher of (a) the contractually guaranteed minimum royalty or (b) actual net sales data received from licensees. The Company recorded an adjustment to increase the opening accumulated deficit as of January 1, 2018, by $1.3 million, to reflect the impact on licensing revenue from adopting ASC 606.

Amounts related to shipping and handling that are billed to customers are considered to be activities to fulfill a promise to transfer the goods and are reflected in net sales, and the related costs are reflected in cost of goods sold within the accompanying consolidated statements of operations and comprehensive (loss) income. This accounting treatment is consistent with the Company’s treatment of shipping and handling revenue prior to January 1, 2018.

The adoption of ASC 606 had no net impact on the Company's consolidated statement of cash flows for the year ended December 31, 2018.

Business Combinations

The Company accounts for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. The Company recognizes goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair values of the identifiable assets acquired and the liabilities assumed. The Company recognizes a bargain purchase gain within other income (expense), net, on the consolidated statement of operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests. The Company includes the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.

Cash Equivalents

All highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase are considered to be cash equivalents. Such investments are stated at cost, which approximates fair value.

Accounts Receivable, Factored Accounts Receivable and Allowance for Bad Debts, Sales Allowances, and Customer Chargebacks

The Company evaluates its ability to collect accounts receivable, factor accounts receivable with recourse and charge-backs (customer disputes) based upon a combination of factors. Reserves for chargebacks are recognized based on historical collection experience. A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances when the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources, etc.). Amounts are written off against the reserve once it is established that it is remote such amounts will be collected. The Company also reserves for potential sales returns and allowances based on historical trends.

Inventories

Inventory is valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method. Inventory consists of finished goods, work-in-process and raw materials. The Company continually evaluates its inventory by assessing slow moving current product. Net realizable value of non-current inventory is estimated based on historical sales trends, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to future sales. Inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. Costs capitalized in inventory include the purchase price of raw materials, contract labor and production costs, plus in-bound transportation costs, and import fees and duties.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight - line method over the following estimated useful lives of the assets:

Computer and equipment:  3 to 7 years

Furniture and fixtures:  3 to 7 years

Leasehold improvements: Shorter of 10 years or term of lease

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

Impairment of Long‑Lived Assets, Intangible Assets and Goodwill

The Company assesses the impairment of long-lived assets, identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company assesses goodwill and indefinite lived intangible assets for impairment annually. Factors considered important that could trigger an impairment review other than on an annual basis include the following:

•	A significant underperformance relative to historical or projected future operating results;
•	A significant change in the manner of the use of the acquired asset or the strategy for the overall business; or
•	A significant negative industry or economic trend.

The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in “Note 13 – Fair Value Measurement of Financial Instruments.”

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

Future expected cash flows for retail store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, costs to renegotiate a lease. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations. There were no impairment charges recorded during the year ended December 31, 2018 and an immaterial amount recorded during the year ended December 31, 2017.

Intangible assets subject to amortization, such as customer relationships, are amortized over their estimated useful lives. There was no impairment charge recorded related to intangible assets subject to amortization during the years ended December 31, 2018 and 2017.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives, such as trademarks, are not amortized, but are tested at least annually for impairment on December 31 of each year or when circumstances indicate their carrying value may not be recoverable. Goodwill is evaluated for impairment by determining the fair value of each reporting unit and comparing this value to its carrying value. If the fair value exceeds the carrying value, including goodwill, no further work is required and no impairment loss would be recognized. If the carrying value exceeds the fair value of the assets, goodwill impairment is recorded for the amount that the reporting unit's carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company calculates the value of the indefinite lived intangible assets using a discounted cash flow method, based on the relief from royalty method. There was no impairment charge recorded related to indefinite lived intangible assets or goodwill during the years ended December 31, 2018 and 2017.

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

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest rate method over the term of the related agreements and recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). Amortization of deferred financing costs included in interest expense was approximately $3.1 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively. Deferred financing costs are presented on the consolidated balance sheets as a direct reduction of the related debt or in other assets.

Cost of Goods Sold

Cost of goods sold includes the following: the cost of merchandise; customs related taxes and duties; production costs, including directly attributable overhead costs; delivery expense; in-bound and outbound freight; obsolescence and shrink provisions; design costs; warehousing and handling costs; and other inventory acquisition related costs.

Under our license agreements, we are generally required to pay guaranteed minimum royalties and make specified additional royalty and advertising payments (usually based on a percentage of net sales). Such payments are recognized within costs of sales at the higher of royalties incurred or on a straight line basis over the period covered by the guaranteed minimums.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, facilities, and bad debt expense.

Advertising Costs

Advertising costs are charged to expense as incurred, except for direct to consumer advertising, which is capitalized and amortized over its expected period of future benefit. Advertising expenses included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive income (loss) were $13.9 million and $9.5 million for the years ended December 31, 2018 and 2017, respectively. Prepaid advertising costs were $5.3 million and $0.9 million at December 31, 2018 and 2017, respectively.

Stock‑Based Compensation

The cost of all employee stock‑based compensation awards is measured based on the grant date fair value of those awards and recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of all non-employee stock‑based compensation awards is measured based on the grant date fair value of those awards and revalued each reporting period, and is recorded as compensation expense over the service period. For all stock based compensation awards that contain graded vesting based on service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards.  See “Note 14 – Equity.”

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the net book value and tax bases of assets and liabilities using enacted tax rates.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Quarterly, management reassesses the need for a valuation allowance.  The likelihood of a material change in the expected realization of these assets depends on the Company’s ability to generate sufficient future taxable income. The ability to generate enough taxable income to utilize the deferred tax assets depends on many factors, among which is the Company’s ability to deduct tax loss carry‑forwards against future taxable income, the effectiveness of tax planning strategies and reversing deferred tax liabilities. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. See “Note 18 – Income Taxes” for the impact of the Tax Act.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon a full knowledge of the facts and the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax benefit within the accompanying consolidated statements of operations and comprehensive income (loss).

Comprehensive Loss

Comprehensive loss represents the change in equity resulting from transactions other than stockholder investments and distributions.  Accumulated other comprehensive income includes changes in equity that are excluded from net loss, specifically, unrealized gains and losses on foreign currency translation adjustments and is presented within the consolidated statements of equity.  The Company presents the components of comprehensive loss within the consolidated statements of operations and comprehensive loss.

Foreign Currency Translation

The Company’s wholly owned direct foreign operations present their financial reports in the currency used in the economic environment in which they mainly operate, known as the functional currency.  Assets and liabilities in foreign subsidiaries are translated into U.S. dollars at the exchange rate as of the balance sheet date, while revenues and expenses are translated using the average monthly exchange rate. Gains and losses from these foreign currency translation adjustments are recognized within accumulated other comprehensive income/loss within the accompanying consolidated statements of equity.

Loss per Share

Basic loss per share, or EPS, is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti‑dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock and restricted stock units using the treasury stock method. Dilutive common stock equivalent shares issuable upon conversion of the Company’s outstanding convertible notes are calculated using the if‑converted method.

The Company calculated basic and diluted loss per common share for the year ended December 31, 2017 using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities as of December 31, 2017 consisted of convertible preferred shares that contained a nonforfeitable right to receive dividends and therefore were considered to participate in undistributed earnings with common stockholders.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and factored accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The policy is designed to limit exposure to any one institution. Periodic evaluations are performed of the relative credit rating of those financial institutions that are considered in the Company’s investment strategy.

The vast majority of trade receivables from sales to customers are subsequently sold to a financial institution pursuant to a trade receivables securitization facility. The sale of trade receivables are made on a recourse basis however are guaranteed through credit insurance purchased from an unrelated financial institution. When insured, the Company is not at risk if a customer fails to pay. For trade receivables not sold to a financial institution, the Company generally does not require collateral. As of December 31, 2018, the net deferred purchase price of trade receivables sold pursuant to the RPA (as defined below) totaled $33.8 million. The RPA was not in place as of December 31, 2017 (see “Note 4 – Factored Accounts and Receivables”).

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

For the years ended December 31, 2018 and 2017, sales to customers or customer groups representing 10 percent or greater of net sales are as follows:

	Year ended December 31,
	2018	2017
Customer A	14%	15%

Fair Value of Financial Instruments

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

The fair value of financial instruments held (which consist of cash and cash equivalents, accounts receivable, factored accounts receivable and accounts payable) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of the line of credit and long-term debt approximate fair value because of the variable interest rates. The fair value of the Company’s outstanding convertible notes is based on the amount of future cash flows associated with the instrument discounted using the incremental borrowing rate, which are considered Level 3 liabilities.

As a part of our working capital management, we sell certain accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2018 and 2017, we had $424.2 million and zero, respectively, of receivables outstanding under receivable factoring agreements entered into by various entities. Expenses incurred on the sale of receivables were $1.7 million and $0.0 million for the years ended December 31, 2018 and 2017, respectively. These amounts are recorded in interest expense in the consolidated statements of operations.

Financial Accounting Standards Recently Adopted

In June 2018, the FASB Issued Accounting Standards Update (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU No. 2018-07, Nonemployee share based payment awards are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. Generally, the classification of equity-classified nonemployee share-based payment awards will continue to be subject to the requirements of ASC 718 unless modified after the good has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing goods or services. This eliminates the requirement to reassess classification of such awards upon vesting.  The Company adopted ASU No. 2018-07 in the fourth quarter of 2018 and there was no significant impact of adoption on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments.  ASU No. 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of ASU No. 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  ASU No. 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities.  Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company adopted ASU No. 2016-15 in the first quarter of 2018 and there was no impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ASC 606. This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods, the mandatory adoption date of ASC 606 is January 1, 2018, and two methods of adoption are allowed, either a full retrospective adoption or a modified retrospective adoption.  Between May 2014 and May 2017, the FASB issued many ASUs to amend ASU No. 2014-09. The effective dates for these ASUs were the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASUs also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows. The Company adopted ASU No. 2014-09 standards and subsequent amendments in the first quarter of 2018 using the modified retrospective approach. Refer to Revenue Recognition above for a discussion regarding the impact on the Company’s financial statements.

Recently Issued Financial Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company plans to adopt ASC 842 on January 1, 2019 utilizing the modified retrospective transition method. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements. While the Company continues to assess all of the effects of adoption based on the lease portfolio as of December 31, 2018, we currently expect to record lease liabilities of approximately $221 million with corresponding right-of-use assets of approximately $214 million.

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

3.     GBG Acquisition

On October 29, 2018, the Company completed the GBG Acquisition. To finance the acquisition, the Company entered into the Credit Agreements. The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150 million and a senior secured term loan credit facility in an aggregate principal amount of $645 million. The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668 million. See “Note 12 – Debt” for a discussion of the terms of the Credit Agreements.

The GBG Acquisition qualified as a business combination and was accounted for under the acquisition method of accounting. Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The purchase price allocation is subject to adjustment until the Company has completed its analysis within the measurement period. The purchase price allocation is preliminary and the finalization of the Company's purchase price allocation may result in changes in the valuation of assets acquired and liabilities assumed. The Company will finalize the purchase price allocation as soon as practicable, but not to exceed one year following October 29, 2018.

The following table summarizes the allocation of the preliminary purchase price for the GBG Acquisition as of October 29, 2018 (in thousands):

Purchase
Price Allocation
Assets acquired and liabilities assumed:
Accounts receivable	$65,106
Inventories	371,605
Prepaid expenses and other current assets	56,380
Property and equipment	86,971
Other assets	41
Accounts payable and accrued expenses	(589,849)

Intangible assets and liabilities acquired:
Goodwill	367,725
Leasehold interests	(2,310)
Customer relationships	824,000
Preliminary purchase price	$1,179,669

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed in the GBG Acquisition based on their estimated fair values as of the acquisition date. The fair values of assets acquired and liabilities assumed represent management’s estimate of fair value based on information obtained from various sources, including management’s historical experience. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $32.4 million. During the year ended December 31, 2018 we recognized $23.6 million within cost of goods sold related to the stepped up fair value of inventory acquired. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method, the with versus without method,  net realizable value method and the relief from royalty method approach.

The amount of goodwill represents the excess of the GBG Acquisition purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized by integration with the Company and expected positive cash flow and return on capital projections from the integration. Goodwill arising from the acquisition of the GBG Business was determined as the excess of the purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for income tax purposes subject to certain tax elections that are currently being considered.

The Company has determined the useful life of the acquired customer relationships are finite and will be amortized over their useful lives. However, the assets will be tested for impairment if events or changes in circumstances indicate that the assets might be impaired.

The Company incurred $39.8 million in non-recurring acquisition-related transaction costs related to the acquisition of the GBG Business during the year ended December 31, 2018, which is included in selling, general, and administrative expense within the accompanying consolidated statement of operations and comprehensive loss.

GBG USA, through various affiliates and third parties, currently provides a number of critical services to us, such as information technology services, financial systems, shared real estate and logistics support through a transition services agreement.

Pro forma financial information (unaudited)

The following table presents our unaudited pro forma results (in thousands, except per share data) for the years ended December 31, 2018 and 2017, respectively, as if the GBG Acquisition had occurred on January 1, 2017. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Year ended December 31,
	2018	2017
	(in thousands)
Net sales	$2,302,195	$2,244,604
Cost of goods sold	1,785,871	1,691,199
Gross margin	516,324	553,405
Gross margin % of net sales	22.4%	24.7%
Operating expenses
Selling, general and administrative	569,726	423,392
Depreciation and amortization	90,241	92,554
Total operating expenses	659,967	515,946
Operating (loss) income	(143,643)	37,459
Interest expense	156,329	152,082
Gain on contingent consideration	(17,675)	(18,687)
Loss before income taxes	(282,297)	(95,936)
Income tax benefit	5,927	5,331
Net loss	$(276,370)	$(90,605)
Loss per common share – basic	$(4.75)	$(1.58)
Loss per common share – diluted	$(4.75)	$(1.58)
Weighted average shares outstanding basic and diluted	58,143	57,516

The unaudited pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the GBG Acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future periods.

4.    Factored Accounts and Receivables

PNC Receivables Facility

In October 2018, in connection with the GBG Acquisition, the Company entered into a three-year trade receivables securitization facility (the “PNC Receivables Facility”) pursuant to (i) a Purchase and Sale Agreement, among certain subsidiaries of the Company, as “Originators,” and Spring Funding, LLC (“Spring”), a wholly owned, bankruptcy-remote special purpose subsidiary of the Company, as “Buyer” (the “PSA”)  and (ii) a Receivables Purchase Agreement among Spring, as “Seller”, the Company, as initial “Servicer”, certain purchasers party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (the “RPA”). Other subsidiaries of the Company may later enter into the Receivables Facility. At the end of the initial three year term, the Purchasers may elect to renew their commitments under the RPA.

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests  to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

CIT Factoring Agreement

In January 2016, the Company entered into the amended and restated deferred purchase factoring agreement with CIT, through our subsidiaries, Robert Graham Designs LLC and Hudson (the “CIT Factoring Agreement”) pursuant to which the Company sells or assigns to CIT certain of the Company’s  accounts receivable, including accounts arising from or related to sales of inventory and the rendering of services. Under the CIT Factoring Agreement, the Company pays factoring rates based on service type and credit profile of our customers. In connection with the GBG Acquisition, we amended the CIT Factoring Agreement to, among other things, extend the term of the CIT Factoring Agreement. The CIT Factoring Agreement may be terminated by either party upon 60 days’ written notice prior to October 29, 2023, annually with 60 days’ written notice prior to December 31 of each year thereafter, or immediately upon the occurrence of an event of default as defined in the agreement.

SWIMS Factoring Agreement

In August 2013, the Company entered into the amended and restated Credit Assurance and Factoring Agreement with DNB Bank ASA (“DNB”)  through our subsidiary SWIMS (the “SWIMS Factoring Agreement”). The SWIMS Factoring Agreement is a combined credit assurance and factoring agreement, pursuant to which SWIMS is granted financing of up to 80% of its preapproved outstanding invoiced receivables. DNB receives an annual commission based on invoiced revenues and a quarterly commission of the maximum financing amount plus other administrative costs. The SWIMS Factoring Agreement is secured with (a) first-priority lien on SWIMS’ (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). The SWIMS Factoring Agreement may be terminated by SWIMS upon 14 days’ prior written notice for any reason and by DNB upon 14 days’ prior written notice for just cause. DNB may also terminate the SWIMS Factoring Agreement without any prior written notice in the event of a material breach by SWIMS.

Accounts receivables consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Non-recourse receivables sold	$380,595	$—
Recourse receivables sold	43,630	—
Total receivables sold	424,225	—
Purchase price of sold receivables	(364,900)	—
Allowances and bad debt	(25,500)	—
Sold receivables, net	$33,825	$—

Accounts receivable, net	27,910	27,013
Allowances and bad debt	—	(4,767)
Total accounts receivable, net	$27,910	$22,246

5.    Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the first‑in, first‑out method. Inventories consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Finished goods	$315,484	$31,245
Raw materials and work in progress	27,468	488
Total inventories	$342,952	$31,733

6.    Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Prepaid expenses	$21,547	$4,740
Prepaid royalty	12,645	—
Non-trade receivable	8,935	—
Prepaid marketing and advertising	5,251	92
Total prepaid expenses and other current assets	$48,378	$4,832

7.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Computer and equipment	$9,638	$6,214
Furniture and fixtures	14,580	6,245
Leasehold improvements	77,817	9,302
	102,035	21,761
Less: accumulated depreciation and amortization	(17,885)	(13,639)
Construction in progress	8,894	295
Property and equipment, net	$93,044	$8,417

Depreciation expense related to Property and Equipment totaled $3.5 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively.

8.    Intangible Assets and Liabilities Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite. Intangible assets as of December 31, 2018 consisted of the following (in thousands):

	Amortization		Accumulated
	Period	Gross Amount	Amortization	Net Amount
Trade names	Indefinite	$65,887	$—	$65,887
Customer relationships	7 to 20 Years	859,101	27,543	831,558
Non-compete agreements	3 Years	135	110	25
Total		$925,123	$27,653	$897,470

Intangible assets as of December 31, 2017 consisted of the following (in thousands):

	Amortization		Accumulated
	Period	Gross Amount	Amortization	Net Amount
Trade names	Indefinite	$65,812	$—	$65,812
Customer relationships	7 to 15 Years	35,081	11,629	23,452
Non-compete agreements	3 Years	133	65	68
Total		$101,026	$11,694	$89,332

Amortization expense related to intangible assets amounted to approximately $15.8 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, future amortization expense related to the finite-lived intangible assets is as follows (in thousands):

2019	$77,911
2020	77,889
2021	77,887
2022	77,887
2023	77,887
Thereafter	442,122
Total	$831,583

Goodwill consisted of the following as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Beginning balance	$8,380	$8,271
Goodwill created by the GBG Acquisition	367,725	—
Other	27	109
Ending balance	$376,132	$8,380

There was no impairment charge recorded related to intangible assets or goodwill during the years ended December 31, 2018 and 2017.

The purchase price allocation and calculation of goodwill created by the GBG Acquisition are still preliminary and subject to further adjustments. Accordingly, the Company has not finalized the allocation of acquired goodwill to its underlying reporting units and the final acquired goodwill may be different from the preliminary calculation of acquired goodwill presented herein.

9.    Other assets

Other assets consist of the following as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Deferred debt financing fees	$8,901	$—
Other receivables and deposits long-term	824	484
Total other assets	$9,725	$484

10.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable	$290,104	$7,384
Accrued expenses	128,990	5,922
Accrued royalty	56,595	—
Accrued payroll and other benefits	20,814	2,236
Accrued interest	22,128	1,768
Other	7,232	4,894
Total	$525,863	$22,204

11.    Commitments and Contingencies

Operating Leases

The Company leases retail stores, corporate offices and showrooms under operating lease agreements expiring on various dates through July 2029. Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis from the possession date.

As of December 31, 2018, the future minimum rental payments under non‑cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2019	$44,295
2020	39,771
2021	37,722
2022	35,554
2023	31,110
Thereafter	125,863
Total	$314,315

Rent expense was $14.2 million and $9.4 million for the years ended December 31, 2018 and 2017, respectively.

Capital Leases

The Company leases certain equipment under capital lease agreements expiring on various dates through March 2022. As of December 31, 2018, the future minimum rental payments under non-cancelable capital leases with lease terms in excess of one year were as follows (in thousands):

2019	$3,522
2020	1,033
2021	654
2022	165
2023	—
Thereafter	—
Total	$5,374

License Agreements

Under our license agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, and make specified royalty and advertising payments, usually based on a percentage of net sales of licensed products, recognized within cost of goods sold. As of December 31, 2018, our contractual obligations to pay minimum guaranteed royalty and relating advertising commitments were as follows (in thousands):

2019	$121,843
2020	98,597
2021	78,061
2022	36,567
2023	30,396
Thereafter	119,655
Total	$485,119

Royalty expense and license related advertising expense were $34.5 million and $4.1 million for the year ended December 31, 2018, respectively. The Company did not incur any royalty expense or license related expense for the year ended December 31, 2017.

Letter of Credit

The Company enters into letters of credit in the ordinary course of business including irrevocable standby and documentary trade letters of credit. The Company had $15.9 million and $130 thousand of outstanding letters of credit as of December 31, 2018 and December 31, 2017, respectively.

Employment Agreements

Certain of the Company’s officers are under employment agreements with minimum required payments. Future minimum payments under these employment agreements total $2.5 million in 2019 and $2.1 million in 2020.

Litigation

In the ordinary course of business, the Company is subject to periodic claims, investigations and lawsuits. Although the Company cannot predict with certainty the ultimate resolution of claims, investigations and lawsuits, asserted against the Company, it does not believe that any currently pending legal proceeding or proceedings to which it is a party could have a material adverse effect on its business, financial condition or results of operations.

12.    Debt

The five-year payment schedule of the Company’s debt as of December 31, 2018 is as follows (in thousands):

									Original
								Deferred	Issue
	Payment Due by Period							Financing	Discount	Carrying
	2019	2020	2021	2022	2023	Thereafter	Total	Costs, Net	(Premium), Net	Value
Revolving facilities	$315	$—	$—	$—	$—	$—	$315	$—	$—	$315
1L Term Loan	11,287	32,250	32,250	32,250	536,963	—	645,000	(29,438)	11,437	626,999
2L Term Loan	—	—	—	—	—	671,513	671,513	(20,663)	(71,265)	579,585
Convertible notes	—	—	17,979	—	—	25,000	42,979	(1,355)	(5,389)	36,235
Total	$11,602	$32,250	$50,229	$32,250	$536,963	$696,513	$1,359,807	$(51,456)	$(65,217)	$1,243,134

New Term Loans

On October 29, 2018 (the “Closing Date”), the Company and certain of its subsidiaries entered into a (i) first lien credit agreement with Ares Capital Corporation (“Ares”), as administrative agent, ACF FinCo I LP, as collateral agent, and certain other lenders party thereto (the “First Lien Credit Agreement”) and (ii) second lien credit agreement with U.S. Bank National Association, as administrative agent and collateral agent, and certain lenders party thereto (the “Second Lien Credit Agreement”, and together with the First Lien Credit Agreement, the “Credit Agreements”).

The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150 million, which matures on April 29, 2023 (the “New Revolving Facility”) and a senior secured term loan credit facility in an aggregate principal amount of $645 million, which matures on October 29, 2023 (the “First Lien Term Loan Facility”, and together with the New Revolving Facility, are collectively referred to herein as “First Lien Facilities”). The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668 million, which matures on October 29, 2024 (the “Second Lien Term Loan Facility”, and together with the First Lien Term Loan Facility are collectively referred to herein as the “Term Loan Facilities”).

The obligations under the Credit Agreements are guaranteed by certain domestic subsidiaries of the Company and are secured by substantially all assets of the Company and its domestic subsidiaries.

The First Lien Term Loan Facility will be subject to quarterly payments of principal as follows: (i) 0.25% of the initial principal amount for each of the fiscal quarters ending March 31, 2019 and June 30, 2019; (ii) 0.625% of the initial principal amount for each of the fiscal quarters ending September 30, 2019 and December 31, 2019; and (iii) 1.25% of the initial principal amount or each fiscal quarter thereafter, with the balance payable at maturity. There are no scheduled periodic payments under the Second Lien Term Loan Facility or the New Revolving Facility.

The Term Facilities include mandatory prepayments customary for credit facilities of their nature. Subject to certain exceptions, prepayments of loans under the First Lien Term Loan Facility is subject to a prepayment premium of (i) 3.00% during the first year after the Closing Date, (ii) 2.00% during the second year after the Closing Date and (iii) 1.00% during the third year after the Closing Date, plus, if applicable, customary “breakage” costs with respect to LIBOR rate loans. Subject to certain exceptions, prepayments of loans under the Second Lien Term Loan Facility are subject to a prepayment premium of (i) with respect to the first $175 million of aggregate prepayments (the “Initial Prepayment Amount”), (a) 3.00% during the first year after the Closing Date, (b) 2.00% during the second year after the Closing Date and (c) 1.00% during the third year after the Closing Date and (ii) with respect to any amount in excess of the Initial Prepayment Amount, (a) subject to certain exceptions, a customary make-whole amount during the first or second year after the Closing Date, (b) 4.00% during the third year after the Closing Date, (c) 2.00% during the fourth year after the Closing Date and (d) 1.00% during the fifth year after the Closing Date.

The annual interest rates for the Term Loan Facilities are as follows:

•

For the First Lien Term Facility: ABR (with a 2.50% floor) plus 5.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 6.00% for LIBOR Rate Loans, with two 0.25% step downs upon achieving and maintaining a first lien leverage ratio equal to or less than 2.75 to 1.00 and 2.25 to 1.00, respectively.

•

For the Second Lien Facility: ABR (with a 2.50% floor) plus 6.00% for base rate loans or adjusted LIBOR (with a floor of 1.50%) plus 7.00%, plus 2.75% payment-in-kind interest (“PIK”) from the Closing Date until December 31, 2019, and ABR (with a 2.50% floor) plus 7.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 8.00%, plus 1.25% PIK thereafter (subject to certain adjustments and compliance with certain leverage ratios).

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Loan Facilities require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2018, the Company was in compliance with these covenants.

The Company incurred debt issuance costs totaling $51.5 million related to the Term Loan Facilities. In accordance with ASU No. 2015-15, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Term Loan, and are amortized using the effective interest method over the remaining life of the Term Loan Facilities.

The Company used the proceeds from the Credit Agreements to consummate the GBG Acquisition and pay out existing debt.

On April 17, 2019, the Company amended its Credit Facilities to, among other things, increase the amount of indebtedness under the First Lien Credit Agreement and amend the Company's consolidated fixed charge ratio covenant; see "Notes to Consolidated Financial Statements-Note 21-Subsequent Events" for additional information.

New Revolving Facility

In addition to the First Lien Term Loan, the First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150 million, which matures on April 29, 2023 (the “New Revolving Facility”). The amount available to be drawn under the New Revolving Facility is based on the borrowing base values attributed to eligible inventory. There are no scheduled periodic payments under the New Revolving Facility. The obligations under the Credit Agreements, including the New Revolving Facility, are guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”) and are secured by substantially all assets of the Company and its domestic subsidiaries. The availability under the Revolving Facility as of December 31, 2018 was $150.0 million. There were no borrowings under the Revolving Facility as of December 31, 2018. See “Note 12—Debt.”

The annual interest rates for the Revolving Credit Facility is the lender’s alternate base rate (“ABR”) (with a 1.00% floor) plus 4.50% for base rate loans and adjusted LIBOR (with a 0.00% floor) plus 5.50% for LIBOR rate loans. The New Revolving Facility includes mandatory prepayments customary for credit facilities of this nature. Subject to certain exceptions, permanent reductions of the commitments under the New Revolving Facility are subject to a prepayment premium of (i) 3.00% during the first year after the GBG Closing Date, (ii) 2.00% during the second year after the GBG Closing Date and (iii) 1.00% during the third year after the GBG Closing Date, plus, if applicable, customary “breakage” costs with respect to LIBOR rate loans.

The New Revolving Facility, contains customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreements, inclusive of the provisions of the New Revolving Facility, require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2018 the Company was in compliance with these covenants.

The Company incurred debt issuance costs totaling $6.8 million related to the New Revolving Facility. The debt issuance costs have been deferred and are presented in Other Assets and are amortized using the effective interest method over the life of the New Revolving Facility.

On April 17, 2019, the Company amended its New Revolving Facility to, among other things,  increase the aggregate commitments; see “Notes to Consolidated Financial Statements—Note 21—Subsequent Events” for additional information.

Prior Term Loan

On January 28, 2016, we and certain of our subsidiaries entered into a Term Credit Agreement and accompanying security agreement with TCW Asset Management Company, as agent, and the lenders thereto (“Prior Term Facility”). The Prior Term Facility provided for a senior secured term loan with commitments in an aggregate principal amount of $50.0 million. The Prior Term Loan along with the Prior Revolving Facility (collectively, “Prior Credit Agreements”) were guaranteed by all of our domestic subsidiaries and were secured by substantially all of our assets.

Borrowings under the Prior Term Facility were subject to interest at a rate equal to either, at the Company’s option, an adjusted base rate or LIBOR, in each case plus an applicable margin and subject to a 0.50% floor for borrowings. The applicable margins for borrowing (which varied based the Company’s senior leverage ratio) ranged from 6.00% to 9.75% for base rate loans and 7.00% to 10.75% for LIBOR loans.

On October 29, 2018, in connection with the GBG Acquisition and entry into the Credit Agreements, the outstanding principal balance of $46.4 million was repaid. In addition, the Company also incurred and paid $2.6 million of related fees relating to the retirement of the Prior Term Facility.

Prior Revolving Credit Facility

On January 28, 2016, we and certain of our subsidiaries entered into a secured asset-based revolving credit facility and accompanying security agreement with TCW Asset Management Company, as agent, and the lenders thereto (“Prior Revolving Facility”). The amount available to be drawn under the Prior Revolving Facility was based on borrowing base values attributed to eligible accounts receivable and eligible inventory. The Prior Credit Agreement was guaranteed by all of our domestic subsidiaries and was secured by substantially all of our assets.

Borrowings under the Prior Revolving Facility were subject to interest at a rate equal to either, at the Company’s option, an adjusted base rate or LIBOR in each case plus an applicable margin. The applicable margin for borrowings under the Prior Revolving Facility was 0.50% for base rate loans and 1.75% for LIBOR loans. An unused commitment fee equal to 0.25% per annum of the average daily amount by which the total commitments under the Prior Revolving Facility exceeded the outstanding usage under the Prior Revolving Facility was payable monthly in arrears.

On October 29, 2018, in connection with the GBG Acquisition and entry into the Credit Agreements, the outstanding balance of $23.1 million under the Prior Revolving Facility was repaid. In addition, the Company also incurred and paid approximately $80 thousand of related fees relating to the retirement of the Prior Revolving Facility.

The Receivables Facility

On October 29, 2018, the Company entered into the PNC Receivables Facility. Other subsidiaries of the Company may later enter into the PNC Receivables Facility. At the end of the initial three year term, the Purchasers may elect to renew their commitments under the RPA.

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

In connection with the PNC Receivables Facility, the Company incurred $2.4 million in deferred financing fees, including $1.6 million related to securitization closing fees, $470 thousand in legal Fees, and $350 thousand in other fees. These deferred financing fees are included in Other Assets on the Consolidated Balance Sheet as of December 31, 2018.

On April 17, 2019, the Company amended its PNC Receivables Facility to, among other things, increase the aggregate commitments under the New Revolving Facility under the First Lien Credit Agreement; see "Notes to Consolidated Financial Statements-Note 21-Subsequent Events" to our consolidated financial statements in "Part II, Item 8" of this Annual Report for additional information.

Convertible Notes

2024 Convertible Notes

On October 29, 2018, the Company issued convertible promissory notes (the “2024 Convertible Notes”) in an aggregate principal amount of $25.0 million to funds managed by GSO Capital Partners LP  (“GSO”)and funds managed by Blackstone Tactical Opportunities Advisors L.L.C. (collectively, the “GSO/BTO Affiliates”).  The 2024 Convertible Notes are convertible at the holder’s option beginning on or after October 29, 2019 until the earlier of (i) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (ii) October 29, 2024 (such earlier date, the “2024 Convertible Note Maturity Date”), into shares of the Company’s common stock at a conversion price of

$8.00 per share, subject to customary adjustments as described in agreement. The 2024 Convertible Notes shall not initially bear interest.  From and after April 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 12.0% per annum multiplied by the principal amount as of the previous interest payment date.  From and after October 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 16.0% per annum multiplied by the principal amount as of the previous interest payment date.  Interest payments are due each January 31, April 30, July 31, and October 31.  To the extent that the Company is unable to pay cash interest on the 2024 Convertible Notes on each interest payment date because of restrictions in the Credit Agreements or other debt agreements of the Company, an amount equal to the unpaid interest then due shall be added to the principal amount of this Note (such additional amount, the “PIK Principal”), without any action by the Company or a holder of a 2024 Convertible Note.

The Company may, at any time and at its sole option, elect to prepay the entirety of aggregate then-outstanding PIK Principal, plus any accrued and unpaid interest on such PIK Principal, at any time (an “Optional PIK Prepayment”).  Optional PIK Prepayments may be paid in cash.

From and after the GBG Closing Date until October 29, 2019, upon consummation of any sales of common stock by the Company for cash, the Company may, on at least ten (10) days’ prior written notice to the holder of a 2024 Convertible Note, prepay such 2024 Convertible Note in whole but not in part solely with the net proceeds of such sale of common stock in an amount equal to the greater of (i) the principal amount, together with accrued interest through and including the date of prepayment, or (ii) the value equal to (a) the number of shares of common stock that would be received upon conversion of the 2024 Convertible Note on the repayment date multiplied by the market value of the common stock as of such date, plus (b) any accrued but unpaid interest that has not been added to the principal amount of the 2024 Convertible Note on the date of such prepayment (such greater amount, the “Prepayment Amount”).  Also, the 2024 Convertible Notes shall be prepayable in whole but not in part at the Prepayment Amount: (i) from October 29, 2019 through October 29, 2021 only upon a change in control or a liquidation of the Company, or (ii) from October 29, 2021 until the Note Maturity Date, in each case on at least ten (10) day’s prior written notice to the holder.

Also, on the GBG Closing Date, the Company and the Guarantors entered into a Subordinated Convertible Promissory Notes Guaranty Agreement pursuant to which those subsidiaries agreed to guarantee the obligations due under the 2024 Convertible Notes.

The following table is a summary of the recorded value of the 2024 Convertible Notes as of December 31, 2018 (in thousands).

December 31, 2018
2024 Convertible Notes - face value	$25,000
Less: Original issue discount	(4,522)
Short-term convertible note recorded value on issue date	20,478
PIK interest issued	—
Accumulated accretion of original issue debt discount	534
2024 Convertible Notes value	$21,012

RG Hudson Convertible Notes

Modified Convertible Notes

On January 18, 2016, in partial satisfaction of certain outstanding convertible notes, the Company issued an aggregate principal amount of approximately $16.5 million of modified convertible notes (the “Modified Convertible Notes”).

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and will mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (which increased to 7% as of October 1, 2016, with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP (“Fireman”) only), which is payable 50% in cash and 50% in additional paid-in-kind notes. However, the Company may elect to pay 100% of such interest in cash at its sole discretion. The Modified Convertible Notes are convertible at the option of the holders into either shares of the Company’s common stock, cash, or a combination thereof, at the Company’s election.

If the Company elects to issue only shares of common stock upon conversion of the Modified Convertible Notes, each of the Modified Convertible Notes would be convertible, in whole but not in part into a number of shares of the Company’s common stock equal to the “conversion amount” divided by the “market price”. The “conversion amount” is (a) the product of (i) the “market price”, multiplied by (ii) the quotient of (A) the principal amount, divided by (B) the conversion price, minus (b) the aggregate optional prepayment amounts paid to the holder. The “market price” is the average of the closing prices for our common stock over the 20-trading-day period immediately preceding the notice of conversion.  If the Company elects to pay cash with respect to a conversion of the Modified Convertible Notes, the amount of cash to be paid per share will be equal to the conversion amount. The Company will have the right to prepay all or any portion of the principal amount of the Modified Convertible Notes at any time so long as the Company makes a pro rata prepayment on all of the Modified Convertible Notes.

The following table is a summary of the recorded value of the Modified Convertible Notes as of December 31, 2018 and December 31, 2017 (in thousands). The value of the Modified Convertible Notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

	December 31, 2018	December 31, 2017
Modified convertible notes - face value	$16,473	$16,473
Less: original issue discount	(4,673)	(4,673)
Modified convertible notes recorded value on issue date	11,800	11,800
PIK interest issued	1,505	925
Accumulated accretion of original issue debt discount	1,918	1,141
Modified convertible notes value	$15,223	$13,866

Short-Term Convertible Note

In connection with the acquisition of SWIMS® on July 18, 2016, the Company entered into certain financing arrangements with Tengram Partners Fund II, L.P. (“Tengram II”), including a convertible note issued to Tengram II on July 18, 2016  (the “SWIMS Convertible Note”). The SWIMS Convertible Note accrued interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and was convertible, at Tengram II’s option or on the revised maturity date of January 18, 2018, which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share.

On January 18, 2018, the SWIMS Convertible Note matured and automatically converted into newly issued shares of the Company’s Series A-1 Preferred Stock, at a conversion price of $3.00 per share.  The outstanding balance of the Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock.  Upon the issuance of such shares of Series A-1 Preferred Stock by the Company to Tengram II, the SWIMS Convertible Note was settled in its entirety.  The Series A-1 Preferred Stock was convertible into shares of the Company’s common stock, par value $0.10 per share, at an initial price of $3.00 per share (subject to adjustment), was entitled to dividends at a rate of 10% per annum payable quarterly in arrears, was senior to the common stock upon liquidation and had voting rights on an as-converted basis alongside its common stock.

On October 29, 2018, the 4,587,964 shares of the Company’s Series A-1 Preferred Stock converted into 4,951,177  newly issued shares of common stock in accordance with the terms of the Series A-1 Preferred Stock.  For additional information, see “Note 14 – Equity.”

SWIMS Overdraft Agreement

In connection with the acquisition of SWIMS, SWIMS has maintained a preexisting Overdraft Facility Agreement between SWIMS and DNB, dated January 27, 2016 (the “Overdraft Agreement”). The Overdraft Agreement is an overdraft facility that provides SWIMS with access to up to NOK 6.0 million (approximately $0.7 million as of December 31, 2018) in total, divided between (a) an ordinary credit of NOK 3.5 million at an interest rate of 7.4% plus an additional quarterly fee of 0.4% on the outstanding principal in frame commissions and (b) an additional credit of NOK 2.5 million at an interest rate of 4.9% plus an additional quarterly fee of 0.5% on the outstanding principal in frame commissions. The Overdraft Agreement is secured with (a) first-priority liens on SWIMS’ (i) machinery and plant (up to NOK 10.0 million) and (ii) inventory (up to NOK 10.0 million) and (b) additional liens on SWIMS’ factoring in the amount of NOK 1.0 million (first lien), NOK 4.0 million (second lien), NOK 7.0 million (third lien) and NOK 2.5 million (fourth lien). For more information on the SWIMS Factoring Agreement, see “Note 4 – Factored Accounts and Receivables.” The Overdraft Agreement may be terminated by SWIMS upon fourteen days’ prior written notice for any reason and by DNB upon fourteen days’ prior written notice for just cause. DNB may also terminate the Overdraft Agreement without any prior written notice in the event of a material breach by SWIMS. As of December 31, 2018, there was $0.4 million outstanding on the facility governed by the Overdraft Agreement.

Total Interest Expense

The following table is a summary of total interest expense recognized (in thousands):

	Year ended December 31,
	2018	2017
Contractual coupon interest	$29,176	$7,716
Non-cash interest expense (including amortization of discounts and deferred financing costs)	9,151	1,128
Total interest expense	$38,327	$8,844

13.    Fair Value Measurement of Financial Instruments

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. Long-lived assets, primarily comprised of property and equipment, held and used with a carrying amount of zero and $0.2 million were fully impaired during the years ended December 31, 2018 and 2017, respectively.

The carrying value of the Convertible Notes at December 31, 2018 was $36.2 million which approximates their fair value at December 31, 2018. The Company estimates the fair value of the Convertible Notes using commonly accepted valuation methodologies and unobservable inputs based on the low volume of similar market activity (Level 3). The Company carries the Convertible Notes at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the Convertible Notes, see “Note 12—Debt".

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

2016 Stock Incentive Plan

On October 5, 2016, the Board of Directors adopted the 2016 Stock Incentive Compensation Plan (the “2016 Stock Incentive Plan”) which was approved by the Company’s shareholders on November 7, 2016. Under the 2016 Stock Incentive Plan, 3,529,109 shares of common stock have been reserved for issuance in connection with grants of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance-based compensation awards, other stock-based awards, dividend equivalents and cash-based awards. Effective October 29, 2018, the 2016 Stock Incentive Plan was amended to increase the reservation of the total shares available for issuance to 12,725,963 shares of common stock.  The maximum number of shares with respect to which awards may be granted to any participant in any calendar year under the 2016 Stock Incentive Plan may not exceed 500,000 shares.

Management Incentive Plan

On October 29, 2018, the Company entered into a letter agreement with GSO (the “MIP Letter”). Under the MIP Letter, the Company agreed to create a new stock incentive compensation plan for the amount of 1,776,500 shares of common stock (the “MIP Plan”), which will be allocated by the Board in accordance with the Stockholder Agreement.  The parties are in process of finalizing an amendment to the MIP Letter, pursuant to which the Company expects the shares to be allocated under its 2016 Stock Incentive Plan instead of a newly created plan and such grants would be subject to the same terms as the 2016 Stock Incentive Plan. Upon the forfeit of any awards granted at the direction of the Special Committee under the 2016 Stock Incentive Plan, the Company expects to issue the equivalent amount of shares of common stock to GSO for no additional consideration.

2016 Stock Incentive Plan

In 2018, the Company granted RSUs, performance stock units (“PSUs”) and stock options to its officers, non-employee directors and employees pursuant to the 2016 Stock Incentive Plan or as “inducement grants,” as permitted under NASDAQ rules. The RSUs, PSUs and stock options represent the right to receive one share of common stock for each unit on the vesting date provided that the individual meets the applicable vesting criteria. The exercise price of stock options granted under the 2016 Stock Incentive Plan are determined by the Compensation and Stock Option Committee (the  “Compensation Committee”) of the Board of Directors or by any other committee designated by the Board of Directors, but may not be less than the fair market value of the Company’s shares of common stock on the date the option is granted. In general, unvested stock options are forfeited when a participant terminates employment or service with the Company or its affiliates.

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

As of December 31, 2018, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon exercise of stock options granted under the Amendedand Restated Plan; (ii) 2,364,393 shares of common stock issuable upon vesting of RSUs, PSUs and exercise of stock options granted under the 2016 Stock Incentive Plan, (ii) 5,200,000 shares of common stock issuable upon vesting of RSUs and PSUs granted pursuant to “inducement grants” to certain of our officers, and  8,435,562 shares of common stock available for future grant under the 2016 Stock Incentive Plan. As of December 31, 2018, the Company no longer granted shares under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the years ended December 31, 2018 and December 31, 2017 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2017	444	150,000	150,444
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	(79,723)	(79,723)
Outstanding at December 31, 2017	444	70,277	70,721

Outstanding at January 1, 2018	444	70,277	70,721
Granted	—	250,000	250,000
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding at December 31, 2018	444	320,277	320,721

The following table summarizes stock option activity for all incentive plans for the years ended December 31, 2018 and 2017 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2018	70,721	$4.07	4.55	$—
Granted	250,000	4.22	2.81
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	320,721	$4.19	8.45	$—
Exercisable at December 31, 2018	70,721	$4.07	3.55	$—

There were no options exercised during the years ended December 31, 2018 and 2017, respectively. The following table summarizes exercise prices for options exercisable as of December 31, 2018 (in actual amounts):

	Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (Years)
$4.02	70,277	5.4
$11.40	444	6.0
	70,721

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. Stock-based compensation expense related to stock options was immaterial during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $0.7 million of unrecognized compensation cost related to unvested stock options.

The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Stock options granted to non-employees are revalued at each reporting period. The Company recognizes forfeitures as they occur. Shares of common stock will be issued when the options are exercised. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ending December 31, 2018 and December 31, 2017:

	2018	2017
Stock Price on Grant Date	$4.22	$1.85
Expected Dividend Rate	0.00%	0.00%
Expected Volatility	60.00%	60.00%
Exercise Price	$4.22	$4.02
Risk Free Rate	3.08%	1.75%
Average expected stock option term (in years)	8.45	5.00

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2018 (in actual amounts):

	Restricted Stock Units
	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	800,843	$4.65
Granted	510,000	2.24
Vested	350,141	4.54
Forfeited	215,000	2.46
Outstanding at December 31, 2017	745,702	3.68

Outstanding at January 1, 2018	745,702	$3.68
Granted	6,473,484	3.75
Vested	1,278,626	2.50
Forfeited	120,000	1.42
Outstanding at December 31, 2018	5,820,560	$4.06

A total of $3.8 million and $2.3 million of stock-based compensation expense was recognized related to RSUs during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $21.8 million of total unrecognized compensation cost related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.8 years.

Performance Share Units

In Fiscal 2018, the Company granted 1,405,556  PSUs, which vest over three years if the performance targets set by the Compensation Committee are met. For certain PSUs, unvested PSUs in any completed year will be eligible for vesting in subsequent years if the subsequent year performance target is exceeded and the excess is sufficient to make up for the prior year shortfall. 308,122 PSUs were forfeited during the year ended December 31, 2018 and 1,405,556 unvested PSUs are outstanding as of December 31, 2018. 150,000 PSUs vested during the year ended December 31, 2018 and $633 thousand of stock compensation expense was recognized in connection with the vested shares during the year ended December 31, 2018. No PSUs were granted or vested during the year ended December 31, 2017.

Series A Preferred Stock

In connection with the acquisition of all of the outstanding equity interests of RG Parent LLC and its subsidiaries on January 28, 2016 (the “RG Merger”), the Company issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock”) for an aggregate purchase price of $50.0 million in cash. The proceeds from the sale of Series A Preferred Stock were used to consummate the RG Merger in 2016.

Under the certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitled the holder to receive cumulative dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. Additionally, if the Board of Directors declared or paid a dividend on the common stock, then each holder of the Series A Preferred Stock was entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A Preferred Stock was entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations.

For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock remained outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, were entitled to elect three members of the Board of Directors, each of whom could only have been removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock had separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock were entitled to receive the greater of the liquidation preference and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock was convertible at the option of the holder at any time and without the payment of additional consideration by the holder at an initial conversion price of $11.16.

On October 29, 2018, the 50,000 shares of the Company’s Series A Preferred Stock converted into 5,852,142  shares of common stock in accordance with the terms of the Series A Preferred Stock.  The conversion was for no consideration.

Series A-1 Preferred Stock

On January 18, 2018, the SWIMS Convertible Note originally issued on July 18, 2016 to Tengram II, as amended, with a principal amount of $13.0 million, matured and automatically converted into newly issued shares of 10% Series A-1 Preferred Stock, $0.10 par value per share,  at a conversion price of $3.00 per share. The outstanding balance of the SWIMS Convertible Note, together with any accrued and unpaid interest thereon, converted into 4,587,964 shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock was convertible on a one-to-one basis into shares of common stock. Each share of Series A-1 Preferred Stock entitled the holder to receive cumulative dividends when, as and if declared by the Board of Directors or a duly authorized committee thereof, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. Additionally, if the Board of Directors declared or paid a dividend on the common stock, then each holder of the Series A-1 Preferred Stock was entitled to receive a cash dividend on an as-converted basis. Each holder of the Series A-1 Preferred Stock was entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. The Series A-1 Preferred Stock was senior to the common stock upon a liquidation.

On October 29, 2018, the 4,587,964 shares of the Company's Series A-1 Preferred Stock converted into 4,951,177 shares of common stock in accordance with the terms of the Series A-1 Preferred Stock.  The conversion was for no consideration.

Warrants

The Company issued warrants in conjunction with the acquisition and financing of SWIMS that are currently exercisable and have been classified as equity.

In connection with the SWIMS acquisition, the Company issued to Tengram II a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share and has an estimated fair value of $465 thousand (the “SWIMS Warrant”). The Company determined the fair value of the warrant at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, an exercise price of $3.00 per share, an expected life (term) of 5 years, a volatility rate of 50%,  based upon the expected volatility in market traded stock over the same period as the remaining term of the warrants, zero dividends, and a risk free interest rate of 1.14%.  In addition, a 20% discount for lack of marketability was applied based upon the Rule 144 six-month restriction period. The SWIMS Warrant expires on July 18, 2021.

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

The Private Placement

On October 29, 2018, the Company completed a private placement of 10 million shares of common stock to certain members of management, affiliates of Ares and the GSO/BTO Affiliates at $8.00 per share for total consideration of $80.0 million.  Additionally, in connection with an in consideration of the GSO/BTO Affiliates entering into the Second Lien Term Facility and providing loans to the Company thereunder, the Company issued to the GSO/BTO Affiliates  23,094,501 shares of common stock for no additional consideration.

15.    Segment Information

Segment Reporting

Prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Upon completing the GBG Acquisition, it resegmented its reportable segments to reflect the organizational structure of the Company, including the operations of the GBG Business. Accordingly, it realigned its business into the following three reportable segments: Kids, Accessories, and Men’s & Women’s Apparel. This new segment structure is consistent with how the Company establishes our overall business strategy, allocate resources, and assess performance.

All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis.

	Year ended December 31,
	2018	2017
	(in thousands)
Net sales:
Kids	$216,298	$—
Accessories	97,299	—
Men's & Women's Apparel	283,005	164,053
	$596,602	$164,053

Gross profit:
Kids	$33,530	$—
Accessories	10,246	—
Men's & Women's Apparel	116,959	71,750
	$160,735	$71,750

Selling, general and administrative
Kids	$20,482	$—
Accessories	10,954	—
Men's & Women's Apparel	113,700	62,030
	$145,136	$62,030

Depreciation & amortization
Kids	$5,018	$—
Accessories	5,772	—
Men's & Women's Apparel	8,561	6,061
	$19,351	$6,061

Other operating expense
Kids	$32,903	$—
Accessories	37,722	—
Men's & Women's Apparel	17,182	2,583
	$87,807	$2,583

Operating income (loss)
Kids	$(24,872)	$—
Accessories	(44,202)	—
Men's & Women's Apparel	(22,485)	1,076
	$(91,559)	$1,076

Operations by Geographic Area

Currently, we do not have any material reportable operations outside of the United States.

16.    Disaggregation of Revenue

In accordance with ASC 606, the Company elected to disclose its Net Sales by segment. Each segment presents its own characteristics with respect to the timing of revenue recognition and type of customer. As disclosed above, prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: (1) Wholesale, (2) Consumer Direct and (3) Corporate and other.  Following the GBG Acquisition, the Company implemented significant organizational changes that have impacted the manner in which it manages the Company, and realigned its business into the following three reportable segments: (1) Kids, (2) Accessories, and (3) Men’s & Women’s Apparel, to better reflect its internal organization, management and oversight structure.

The following tables disaggregate our operating segment Net Sales by product category and sales channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of Net Sales are affected by economic factors:

	Year Ended December 31, 2018			Year ended December 31, 2017
	Wholesale &			Wholesale &
	Licensing	Retail	Total	Licensing	Retail	Total
Kids	$216,298	$—	$216,298	$—	$—	$—
Accessories	97,299	—	97,299	—	—	—
Men’s & Women’s Apparel	175,041	107,964	283,005	121,958	42,095	164,053
	$488,638	$107,964	$596,602	$121,958	$42,095	$164,053

International sales were $29.8 million and $15.7 million for the years ended December 31, 2018 and 2017, respectively.

17.    Loss Per Share

Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding stock options, unvested RSUs, unvested PSUs, warrants, convertible Series A Preferred Stock and shares issuable upon the assumed conversion of the 2024 Convertible Notes, the Modified Convertible Notes and the SWIMS Convertible Note , as applicable.  A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data).

	December 31
	2018	2017
Basic loss per share computation
Numerator:
Loss from continuing operations	$(123,766)	$(2,458)
Less: preferred dividends	(6,144)	(5,480)
Loss from continuing operations attributable to common stockholders	(129,910)	(7,938)
Denominator:
Weighted average common shares outstanding	21,569	13,313

Loss per common share - basic
Loss from continuing operations	$(6.02)	$(0.60)
Loss per common share - basic	$(6.02)	$(0.60)

Diluted loss per share computation
Numerator:
Loss from continuing operations	$(123,766)	$(2,458)
Less: preferred dividends	(6,144)	(5,480)
Loss from continuing operations attributable to common stockholders	(129,910)	(7,938)
Denominator:
Weighted average common shares outstanding	21,569	13,313
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—
Dilutive common shares	21,569	13,313

Loss per common share - diluted
Loss from continuing operations	$(6.02)	$(0.60)
Loss per common share - diluted	$(6.02)	$(0.60)

The following potential shares of common stock were excluded from diluted EPS as the Company had a net loss as of the years ended (in thousands):

	December 31, 2018	December 31, 2017
Outstanding stock options	321	71
Unvested RSUs	5,821	746
Unvested PSUs	1,406	458
Outstanding warrants	650	650
Convertible Series A preferred stock	—	4,480
Convertible Series A-1 preferred stock	—	—
Modified Convertible Notes	1,278	1,247
SWIMS Convertible Note	—	4,565
2024 Convertible Notes	3,125	—

Loss per Share under Two−Class Method

The Series A Preferred Stock had the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, was considered a participating security. The Series A Preferred Stock was included in the computation of basic and diluted loss per share for the year ended December 31, 2017 pursuant to the two-class method. Holders of the Series A Preferred Stock did not participate in undistributed net losses because they were not contractually obligated to do so.

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

The following table provides a reconciliation of net loss to preferred shareholders and common stockholders for purposes of computing net loss per share for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	December 31,
	2018	2017
Net loss	$(123,766)	$(2,458)
Less: preferred dividends	(6,144)	(5,480)
Net loss attributable to common stockholders	$(129,910)	$(7,938)

Denominator:
Weighted average common shares outstanding	21,569	13,313

Loss per common share - basic and diluted under two-class method	$(6.02)	$(0.60)

18.    Income Taxes

The Company accounts for income taxes under the asset and liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when these differences reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

For financial reporting purposes, loss before income taxes, includes the following components (in thousands):

	For the year ended
	December 31, 2018	December 31, 2017
Domestic	$(130,609)	$(7,352)
Foreign	916	(437)
Loss before income taxes	$(129,693)	$(7,789)

Benefit for Income Taxes

The benefit for income taxes is as follows (in thousands):

	For the year ended
	December 31, 2018	December 31, 2017
Current:
Federal	$—	$(1,056)
State	712	229
Foreign	—	43
	712	(784)
Deferred:
Federal	(3,415)	(4,425)
State	(1,100)	(178)
Foreign	(2,124)	56
	(6,639)	(4,547)
Total	$(5,927)	$(5,331)

Income tax benefit for the years ended December 31, 2018 and 2017, respectively, differ from the amounts computed by applying the U.S. statutory income tax rate of 21% (in 2018) and 34% (in 2017) to pretax loss as follows (in thousands):

	Year ended December 31,
	2018	2017
U.S. Federal (benefit) provision
At statutory rate	$(27,235)	$(2,649)
State taxes	(358)	34
Federal Valuation allowance	23,792	(8,431)
Foreign tax adjustments	(2,332)	81
Disallowed interest expense	—	190
Federal tax rate change	—	7,338
Permanent Adjustments	236	—
Effect of uncertain tax positions	(30)	10
Book income from pre-transaction period	—	(1,932)
Other	—	28
Total	$(5,927)	$(5,331)

The effective tax rate from continuing operations was a benefit of 4.6% of pre tax loss for the year ended December 31, 2018 compared to a benefit of 68.4% for the year ended December 31, 2017. The difference in the effective tax rate for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to the impact of the Tax Act recorded in 2017 as discussed below and valuation allowance movement in 2018.

US Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected the Company’s financial results for the year ended December 31, 2017, including, but not limited to: (1) requiring a one-time transition tax (payable over eight years) on certain un-repatriated earnings of foreign subsidiaries; (2) a future reduction of the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018, that reduced the current value of the Company’s deferred tax assets and liabilities; (3) bonus depreciation that allows for full expensing of qualified property placed in service after September 27, 2017. In addition, the Tax Act established new tax laws that may affect the Company’s financial results for the years ending after December 31, 2017, including, but not limited to: (1) a reduction of the U.S. federal income tax rate from 34% to 21%; (2) limitation of the deduction for interest expense; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income; (5) limitations on the deductibility of certain executive compensation; and (6) limitations on the use of Foreign Income Tax Credit to reduce the U.S. income tax liability.

Pursuant to the Staff Accounting Bulletin published by the Securities and Exchange Commission on December 22, 2017, addressing the challenges in accounting for the effects of the Tax Act in the period of enactment, companies reported provisional amounts for those specific income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. Those provisional amounts were subject to adjustment during a measurement period of up to one year from the enactment date (measurement-period adjustment). Pursuant to this guidance, the estimated impact of the Tax Act was based on a preliminary review of the new tax law and projected future financial results and was subject to revision based upon further analysis and interpretation of the Tax Act and to the extent that actual results differed from projections available at that time.

In 2018, the Company completed its accounting with respect to the Tax Act and did not make any measurement period adjustments to the initial tax benefit of $6.3 million recorded in 2017.

•

Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017. We did not make any measurement-period adjustments related to this item in 2018. Our accounting for this element of the Tax Act is complete.

•

Valuation Allowances: The Company must assess whether its valuation allowance analyses are affected by the various aspects of the Tax Act. We did not make any measurement-period adjustments related to this item in 2018. Our accounting for this element of the Tax Act is complete.

•

Global Intangible Low-Taxed Income (GILTI) Policy Election: The FASB allows companies to adopt an accounting policy to either recognize deferred tax for GILTI or treat such tax cost as a current period expense when incurred.  The Company has adopted an accounting policy to treat taxes due on GILTI as a current period expense.

GILTI is a part of the enacted tax reform where U.S. Shareholders of controlled foreign corporations (“CFCs”) are required to include in income the aggregate amount of “tested income” generated by its CFCs. In addition, a deduction of 50% of GILTI inclusion is available to offset taxable income after the use of net operating losses. The Company has CFCs operating in foreign jurisdictions that would be impacted by this aspect of tax reform. For the year ended December 31, 2018, the Company’s CFCs had a net “tested income” of approximately $0.8 million. As a result, there is $0.8 million GILTI inclusion in the current year.

As a part of the enacted tax reform, changes were made to the current deductibility of business interest expense. Under the Tax Act, generally interest expense is limited to 30% of adjusted taxable income (taxable income adjusted for depreciation, amortization, or interest). Starting in 2022, depreciation and amortization are no longer removed to arrive at adjusted taxable income, which will serve to lower the allowable deduction of interest expense. An analysis was performed and it is estimated that this limitation will  continue in future years, which may limit  the Company’s ability to utilize the carried forward disallowed interest deductions. As such, a valuation allowance was recorded against the carryforward amount.

Deferred Tax Assets and Liabilities

Deferred income taxes represent the future tax benefits and expense associated with the utilization or reversal  of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Federal and state NOL carryforward	$31,157	$9,889
Fixed assets	3	462
Accruals	27,946	682
Stock-based compensation	1,639	454
Inventory	667	835
Other intangibles	18,566	9,151
Allowance for customer credits and doubtful accounts	—	843
Deferred rent	—	985
Contribution carryforward	103	—
Business interest limitation	9,844	—
Deferred state income tax	309	231
Other	1,032	186
Total gross deferred tax assets	91,266	23,718
Less: valuation allowance	(77,864)	(19,975)
Total deferred tax assets	$13,402	$3,743

Deferred tax liabilities:
Indefinite lived intangibles	$(10,696)	$(9,382)
Fixed Assets	(2,586)	—
Prepaids	(120)	(90)
Debt discount	—	(921)
Total gross deferred tax liabilities	(13,402)	(10,393)
Net deferred tax liabilities	$—	$(6,650)

Realization of our deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. In 2018, this included  a full valuation allowance against its indefinite lived assets, including non-expiring net operating losses and disallowed interest expense, which are in excess of its indefinite lived intangibles. The valuation allowance increased by $57.9 million during the year ended December 31, 2018.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Historically, the Company has not made a provision for U.S. income tax with respect to accumulated earnings of foreign subsidiaries where the foreign investment of such earnings is essentially permanent in duration. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has not provided U.S. taxes on unremitted earnings of its foreign subsidiaries as it has an accumulated deficit in earnings and profits and thus, no earnings to remit.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2018, the Company had a net operating loss carryforward for federal income tax purposes of approximately $102.8 million, portions of which will begin to expire in 2018. Federal NOLs generated in 2018 and beyond have no expiration and can be carried forward indefinitely. We had a total state net operating loss carryforward of approximately $90.4 million, which will begin to expire in 2019. We had a foreign net operating loss carryforward of $13.7 million that has no expiration date. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The net operating losses are presented net of any expirations associated with such limitations.

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

At December 31, 2018 and 2017, the Company had $0.1 million and $0.1 million of certain unrecognized tax benefits, included as a component of accounts payable and accrued expenses within the accompanying consolidated balance sheets, respectively.  The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$119	$81
Gross increase - tax positions in prior periods	—	38
Lapse in statutes of limitations	(30)	—
Ending balance	$89	$119

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

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

19.    Related Party Transactions

Jason Rabin

On October 29, 2018, the Company entered into an employment agreement with Jason Rabin in connection with the employment of Mr. Rabin as its Chief Executive Officer. The employment agreement provides that Mr. Rabin is employed for a term beginning on October 29, 2018 and ending December 31, 2021, subject to earlier termination or extension as specified in the employment agreement. The employment agreement provides for Mr. Rabin to receive an annual base salary of not less than $1,275,000 per year (to be prorated for any partial calendar year of employment) and for certain other benefits consistent with those provided to other of our senior executives. The employment agreement provides that for each year during his term (prorated for 2018), Mr. Rabin is entitled to the use of a Company car, a clothing allowance, reimbursement for fees and expenses for tax and financial planning, legal and accounting, and reimbursement of membership fees and dues up to $200,000. In addition, Mr. Rabin is eligible to receive an annual cash bonus of up to 300% of his annual base salary, subject to the achievement of the applicable performance goals (the “EBITDA Bonus”), and an annual cash bonus up to $4,000,000 in the aggregate over its term, subject to the achievement of the applicable performance goals (the “Leverage-Based Bonus”). The employment agreement also references that Mr. Rabin purchased from us 3,125,000 shares of our common stock at a price of $8 per share.

Mr. Rabin’s employment agreement provides for an inducement grant of 4,100,000 RSUs with respect to our common stock and 500,000 PSUs with respect to our common stock, subject to vesting requirements. This inducement grant was made as an inducement award and was not granted under our 2016 Stock Incentive Compensation Plan, but is subject to the same terms and conditions as provided in the 2016 Stock Incentive Compensation Plan.  In addition, Mr. Rabin is entitled to accelerated vesting or forfeiture of his RSUs and PSUs as well as separation payments upon the occurrence of certain events, as set forth in his employment agreement.

Arthur Rabin

Arthur Rabin, the father of Jason Rabin, our Chief Executive Officer and member of our Board of Directors, is our President of Sourcing. Mr. Rabin has been employed by us since the GBG Acquisition and prior to that, he was employed by GBG. Mr. Rabin is employed by us as an at-will employee at an annual salary of $1,000,000 and is entitled to participate in all company sponsored employee benefits consistent with other senior executives with similar titles.

Anurup S. Pruthi

On October 30, 2018, we entered into an employment agreement with Anurup S. Pruthi in connection with our employment of Mr. Pruthi as our Chief Financial Officer. The employment agreement provides that Mr. Pruthi will be employed for a term beginning on November 5, 2018 and ending December 31, 2021, subject to earlier termination as specified in the employment agreement. If Mr. Pruthi remains an employee of us following expiration of the term and his employment agreement is not extended, Mr. Pruthi will be an employee “at will.” The employment agreement provides for Mr. Pruthi to receive an annual base salary of not less than $650,000 per year (to be prorated for any partial calendar year of employment) and for certain other benefits consistent with those provided to other of our senior executives. The employment agreement provides for a cash signing bonus of $250,000 to be paid promptly following November 5, 2018, travel allowance of $1,500 per month during the term of the agreement, and legal fees in connection with the negotiation and drafting of his employment agreement up to $15,000. In addition, Mr. Pruthi is eligible to receive an annual cash bonus of up to 100% of his annual base salary, subject to the achievement of the applicable performance goals; provided that for calendar years 2018 and 2019, his will be equal to at least 100% of Mr. Pruthi’s base salary.

Mr. Pruthi’s employment agreement provides for an inducement grant of 600,000 RSUs with respect to our common stock, subject to vesting requirements. His inducement grant was made as an inducement award and was not granted under our 2016 Stock Incentive Compensation Plan, but is subject to the same terms and conditions as provided in the 2016 Stock Incentive Compensation Plan. In addition, Mr. Pruthi is entitled to accelerated vesting or forfeiture of his RSUs as well as separation payments upon the occurrence of certain events, as set forth in his employment agreement.

Andrew Tarshis

On October 29, 2018, the Company entered into a consulting agreement with Andrew Tarshis, former director of the Company, and an employee of Tengram Capital Partners (as defined below), pursuant to which Mr. Tarshis is entitled to receive $25,000 a month for a fixed term of 36 months. This consulting agreement may be terminated upon 30 days written notice by either party.

Agreements Related to the RG Merger

RG Stock Purchase Agreement

On January 28, 2016, we entered into a Stock Purchase Agreement with TCP Denim, LLC, one of our significant stockholders, pursuant to which we issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of Series A Preferred Stock, for an aggregate purchase price of $50 million in cash (the “RG Stock Purchase Agreement”). Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitled the holder thereof to receive cumulative cash dividends, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. Additionally, if our Board of Directors declared or paid a dividend on the common stock, then each holder of the Series A Preferred Stock would have been entitled to receive a cash dividend on an as-converted basis.

Each holder of the Series A Preferred Stock was entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock were outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, were entitled to elect three members of the board of directors, each of whom may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock had separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock were entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock was convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16 (after taking into account the Reverse Stock Split (as defined below)). All of the outstanding Series A Preferred Stock was converted into shares of our common stock in accordance with its terms on October 29, 2018. See “Agreements Related to the GBG Acquisition—Conversion” below.

Registration Rights Agreement

On January 28, 2016, we entered into a registration rights agreement (the “Tengram Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are one of our significant stockholders, the noteholders party to the Rollover Agreement and Michael Buckley, our former Chief Executive Officer. Pursuant to the Tengram Registration Rights Agreement, and subject to certain limitations described therein, we are required to provide certain demand and piggyback registration rights to the parties to the Tengram Registration Rights Agreement. In particular, if demanded, we are required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of our common stock issued to the parties to the Tengram Registration Rights Agreement. The Tengram Registration Rights Agreement was amended on October 29, 2018, in connection with the consummation of the GBG Acquisition.

Employment Agreements with Officers

The Company entered into employment agreements with Mr. Buckley, our former Chief Executive Officer and Bob Ross, our former Chief Financial Officer.  On October 29, 2018, the Company entered into a separation and release agreement with Mr. Buckley, pursuant to which Mr. Buckley resigned as a director on the Board of Directors and from all positions with us and any of our subsidiaries.  Pursuant to this separation agreement, Mr. Buckley received (i) continuation of his base salary due under his employment agreement through December 31, 2018, (ii) a lump sum cash payment of $200,000 to be paid as soon as practicable following October 29, 2018, (iii) full payment towards the cost of COBRA continuation coverage for himself and any covered dependents for 18 months following October 29, 2018 (unless he becomes eligible to receive substantially similar coverage from another employer), (iv) accelerated vesting of 144,588 restricted stock units and (v) accelerated vesting of 150,000 performance stock units.  Also, Bob Ross ceased to serve as our Chief Financial Officer, effective November 5, 2018.  Mr. Ross remained an employee of the Company until January 4, 2019. See “Note 21 – Subsequent Events” below for additional detail on Mr. Ross’ separation from the Company.

Payments to Tengram Capital Partners, LP

From time to time, the Company expects to reimburse Tengram Capital Partners, LP, an entity that is affiliated with one of the Company’s largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request. For the year ended December 31, 2018, the Company incurred expenses of $5.5 million related to reimbursement of expenses, which included (i) $5 million paid in connection with services performed by Tengram Capital Partners and its affiliates on behalf of the Company related to the GBG Acquisition, and (ii) $469 thousand of out of expenses and travel reimbursement. For the year ended December 31, 2017, the Company incurred expenses of $62 thousand related to reimbursement of expenses.

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

SWIMS Warrant

In connection with the SWIMS acquisition, we issued to Tengram II a warrant for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share. The SWIMS Warrant expires on July 18, 2021.

The 2024 Convertible Notes

On October 29, 2018, we issued convertible promissory notes in an aggregate principal amount of $25.0 million to GSO/ BTO Affiliates. The 2024 Convertible Notes are convertible at the holder’s option beginning on or after October 29, 2019 until the earlier to occur of (x) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (y) October 29, 2024, into shares of the Company’s common stock at a conversion price of $8.00 per share, subject to adjustment.

The 2024 Convertible Notes do not initially bear interest. From and after April 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 12.0% per annum. From and after October 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 16.0% per annum. Interest payments are due each January 31, April 30, July 31, and October 31. To the extent that we are unable to pay cash interest on the 2024 Convertible Notes on an interest payment date because of restrictions in our credit agreements or our other debt agreements, an amount equal to the unpaid interest then due shall be added to the principal amount of the 2024 Convertible Notes.

From and after October 29, 2018 until October 29, 2019, upon consummation of any sales of common stock by us for cash, we may, on at least ten (10) days’ prior written notice to the holder of a 2024 Convertible Note, prepay such 2024 Convertible Note in whole but not in part solely with the net proceeds of such sale of common stock in an amount equal to the greater of (x) the principal amount of such 2024 Convertible Note, together with accrued interest through and including the date of prepayment, or (y) the value equal to (i) the number of shares of common stock that would be received upon conversion of such 2024 Convertible Note on the repayment date multiplied by the market value of the common stock as of such date, plus (ii) any accrued but unpaid interest that has not been added to the principal amount of such 2024 Convertible Note on the date of such prepayment. Also, the 2024 Convertible Notes are prepayable in whole but not in part at the Prepayment Amount: (A) from October 29, 2019 through October 29, 2021 only upon a change in control or a liquidation of us, or (B) from October 29, 2021 until the 2024 Convertible Note Maturity Date, in each case on at least ten (10) days’ prior written notice to the holder.

The Private Placement

On October 29, 2018, we completed a private placement of 10,000,000 shares of common stock to certain members of management, including Jason Rabin, our CEO, affiliates of Ares and the GSO/BTO Affiliates at $8.00 per share for total consideration of $80.0 million, of which $25.0 million was received from the GSO/BTO Affiliates (in the aggregate) and Jason Rabin. Additionally, in connection with and in consideration of the GSO/BTO Affiliates entering into the Second Lien Term Facility and providing loans to us thereunder, we issued to the GSO/BTO Affiliates 23,094,501 shares of common stock for no additional consideration in a private placement.

Stockholder Agreement

On October 29, 2018, TCP Denim, LLC, Tengram Capital Partners Fund II, L.P., Tengram Capital Partners Gen2 Fund, L.P., Tengram Capital Associates, LLC and RG II Blocker, LLC (collectively, with TCP Denim, LLC, Tengram Capital Partners Fund II, L.P., Tengram Capital Partners Gen2 Fund, L.P. and Tengram Capital Associates, LLC, the

“Tengram Stockholders”) entered into a stockholder agreement (the “Stockholder Agreement”) by and among the Tengram Stockholders, the Company, the GSO/BTO Affiliates (together with the Tengram Stockholders, the “Stockholders”). The Stockholder Agreement contains a number of agreements and restrictions with respect to our securities held by the Stockholders and our obligations.

Pursuant to the Stockholder Agreement, our Board of Directors will have eight members. For so long as the Tengram Stockholders beneficially own (i) at least 50% of the shares held by the Tengram Stockholders on a fully diluted basis as of October 29, 2018, the Tengram Stockholders may nominate two directors to our Board of Directors; and (ii) at least 5% of the shares held by the Tengram Stockholders on a fully diluted basis as of October 29, 2018, the Tengram Stockholders may nominate one director to our Board of Directors. The Tengram Stockholders appointed directors are Mr. Eby and Mr. Sweedler (collectively, with their respective successors and replacements, the “Tengram Directors”). Similarly, for so long as the GSO/BTO Affiliates beneficially own (i) at least 50% of the shares held by the GSO/BTO Affiliates on a fully diluted basis as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates) may nominate two directors to our Board of Directors; and (ii) at least 5% of the shares held by the GSO/BTO Affiliates on a fully diluted basis as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates) may nominate one director to our Board of Directors. The GSO Capital Partners LP appointed directors are Randall Kessler and Robert Petrini (collectively, with their respective successors and replacements, the “GSO Directors”). The Stockholders also agreed to cause the removal of the GSO Directors upon the request of GSO Capital Partners LP and the Tengram Directors upon the request of the Tengram Stockholders. Upon the written request of the Tengram Stockholders to GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates) or to the Tengram Stockholders, respectively, to remove one of our independent directors, the Stockholders will use their best efforts to cause such independent director to be removed as one of our directors.

Subject to the qualifications discussed below, the Nominating and Governance Committee will consist of one member appointed by the Tengram Stockholders, one member appointed by GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates), and one independent director. For so long as the Tengram Stockholders beneficially own at least 5% of the outstanding shares of our common stock on a fully diluted basis held by the Tengram Stockholders as of October 29, 2018, the Tengram Stockholders may nominate one member of the Nominating Committee. For so long as the GSO/BTO Affiliates beneficially own at least 5% of the outstanding shares of common stock of the Company on a fully diluted basis held by the GSO/BTO Affiliates as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates) may nominate one member of the Nominating Committee.

The Stockholders agreed that they will not support the election of any independent director unless that individual is mutually acceptable to the Tengram Stockholders and the GSO/BTO Affiliates and to support the election of our Chief Executive Officer to the Board of Directors.

The Stockholders also agreed that, prior to the “Restriction Expiration Time,” which is defined as the earliest to occur of October 29, 2020, the date of a change of control of the Centric Brands Inc. and otherwise by agreement between us and the Stockholders, subject to certain limited exceptions described in the Stockholder Agreement, the Stockholders may not transfer their shares of common stock or securities convertible into common stock (the “Restriction Shares”) or enter into voting arrangement or grant a proxy on their Restriction Shares other than in accordance with the Stockholder Agreement.

The Tengram Stockholders also granted each of Ares and HPS Investment Partners, LLC a lockup on the Tengram Stockholders’ holdings of common stock prior to the Restriction Expiration Time, subject to certain limited exceptions described therein.

The Stockholders agreed to grant the other Stockholders a binding right of first offer on the sale of their holdings of common stock until October 29, 2020 (subject to certain limited exceptions). Also, the Stockholders agreed to give the Company prior written notice of the transfer of Restricted Securities prior to certain transfers of such Restricted Securities.

Registration Rights Agreement

On October 29, 2018, in connection with the GBG Acquisition, we entered into a registration rights agreement with the GSO/BTO Affiliates (the “GSO RRA”). Also on such date, we entered into a registration rights agreement with Ares Capital Corporation and its certain of its affiliates (the “Ares RRA”, and, together with the GSO RRA, the “RRAs”). Pursuant to the RRAs, and subject to the limitations described therein, the Company will provide certain demand and piggy back registration rights with respect to shares of our common stock (or securities convertible into common stock) held by the GSO/BTO Affiliates and by Ares and its affiliates who hold our securities.

Additionally, pursuant to Jason Rabin’s subscription agreement with us to purchase common stock in the Private Placement, dated as of October 29, 2018, we agreed to provide certain piggy back registration rights with respect to shares of common stock (or securities convertible into common stock) held by Mr. Rabin.

Conversion

On October 29, 2018, (i) fifty thousand (50,000) shares of the Company’s Series A Preferred Stock were converted at the election of the holders hereof into 5,852,142 shares of common stock in accordance with the terms of the Series A Preferred Stock, and (ii) 4,587,964 shares of the Company’s Series A-1 Preferred Stock were converted at the election of the holders thereof into 4,951,177 shares of common stock in accordance with the terms of the Series A-1 Preferred Stock.

Management Incentive Plan

On October 29, 2018, we entered into a letter agreement with the GSO/BTO Affiliates. Under the MIP Letter, we agreed to create a new stock incentive compensation plan for the amount of 1,776,500 shares of our common stock, which will be allocated by a Special Committee of the Board of Directors in accordance with the Stockholder Agreement. The parties are in process of finalizing an amendment to the MIP Letter, pursuant to which the Company expects the shares to be allocated under our existing 2016 Stock Incentive Plan instead of a newly created plan and such grants would be subject to the same terms as the 2016 Stock Incentive Plan.  Upon the forfeit of any awards granted at the direction of the Special Committee under the 2016 Stock Incentive Plan, the Company expects to issue the equivalent amount of shares of common stock to GSO for no additional consideration.

20.    Employee Benefit Plans

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

Administrative expense for these plans totaled $24 thousand and $36 thousand for the years ended December 31, 2018 and 2017, respectively, included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive income (loss). Matching contributions were $156 thousand and $238 thousand for the years ended December 31, 2018 and 2017, respectively, included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive income (loss).

21.    Subsequent Events

New Credit Agreements Amendments

On April 17, 2019, the Company entered into the first amendment and waiver (the “1L Amendment”) to the First Lien Credit Agreement to, among other things: (i) increase the aggregate commitments under the New Revolving Facility under the First Lien Credit Agreement from $150.0 million aggregate principal amount to $200.0 million; (ii) increase the amount of the permitted securitization facility under the RPA from $550.0 million to $600.0 million; (iii) increase the borrowing base of the First Lien Credit Agreement as set forth in the 1L Amendment; and (iv) amend and restate the Company’s consolidated fixed charge ratio covenant.

On April 17, 2019, the Company entered into the first amendment and waiver (the “2L Amendment”) to the Second Lien Credit Agreement to, among other things, increase the amount of amount of indebtedness under the First Lien Credit Agreement from $795.0 million to $845.0 million.

In connection with the 1L Amendment, the Company paid the lenders under the New Revolving Facility a fee of $1.5 million. Also, on or around April 15, 2019, the Company received consents under the First Lien Credit Agreement, the Second Lien Credit Agreement and under the RPA to, among other things, extend the deadline for the Company to complete and publicly file its 2018 year-end financial statements until May 15, 2019.

RPA/PSA Amendments

On April 25, 2019, the Company entered an amendment to its trade receivables securitization facility (the “Receivables Facility”) pursuant to (i) an amendment to (the “PSA Amendment”) the PSA and (ii) an amendment to (the “RPA Amendment”) the RPA.

Under the terms of the PSA Amendment, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests (the “Receivables”) to Spring on a revolving basis. Under the terms of the RPA Amendment, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $600 million in cash proceeds, an increase of $150 million.

Ross Separation Agreement

Mr. Ross ceased to serve as Chief Financial Officer of the Company, effective November 5, 2018. Mr. Ross remained an employee of the Company until January 4, 2019. On April 9, 2019, the Company and Mr. Ross entered into a separation agreement and release, effective as of April 16, 2019 (the “Ross Separation Agreement”), whereby Mr. Ross will receive certain separation payments and includes customary waiver and release provisions. The entry into the Separation Agreement effectively terminated the employment agreement, dated as of January 30, 2017 previously entered into by and between the Company and Mr. Ross (the “Ross Employment Agreement”).

Pursuant to the Ross Separation Agreement, Mr. Ross resigned from all positions with the Company and any of its subsidiaries effective as of January 4, 2019. Pursuant to the Ross Separation Agreement, Mr. Ross received (i) the continuation of his base salary due under the Ross Employment Agreement through January 4, 2020,  (ii) a lump sum cash payment of $10,000 as reimbursement for legal fees incurred in connection with the Ross Separation Agreement,  (iii) the full payment towards the cost of COBRA continuation coverage for himself and any covered dependents for 18 months following January 4, 2019 (unless he becomes eligible to receive substantially similar coverage from another employer) and (iv) accelerated vesting of 133,333 RSUs.

NASDAQ Notice

On April 18, 2019, the Company received a notice (the “Notice”) from NASDAQ stating that because the Company had not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), the Company is no longer in compliance with NASDAQ Listing Rule 5250(c)(1). NASDAQ Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

The Notice states that the Company has 60 calendar days, or until June 17, 2019, to submit to NASDAQ a plan to regain compliance with the NASDAQ Listing Rules. If NASDAQ accepts the Company’s plan, then NASDAQ may grant the Company up to 180 days from the prescribed due date for filing the Form 10-K (as extended pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended), or until October 14, 2019, to regain compliance. If NASDAQ  does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a NASDAQ Hearings Panel. The Company filed this Form 10-K with the Securities and Exchange Commission prior to the due date of such plan to regain compliance with the NASDAQ Listing Rules.

Bylaws Amendment

Effective May 15, 2019, the Company amended and restated its Bylaws to, among other things, update its name and to add Section 3.6, requiring the Company to consult with its board of directors prior to voluntarily commencing bankruptcy proceedings.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in 13a-15(e) and 15-d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective, except as it relates to the Company’s late filings of its Annual Report on Form 10-K for the year ended December 31, 2018 and Item 9.01 financial statements required to be filed on a Current Report on Form 8-K/A reflecting the acquisition of the GBG Business.  The Company attributes the delays in the filing of these reports to the GBG Acquisition and not to deficiencies in the Company’s disclosure controls and procedures. In October 2018, the Company acquired the GBG Business and management has excluded the GBG Business from its assessment of the effectiveness of disclosure controls and procedures as of the December 31, 2018. The total assets acquired (excluding acquired goodwill and intangible assets which are included within the scope of this assessment) and revenues of the GBG Business included in our results of operations for the year ended December 31, 2018 represent approximately $580.1 million and $436.1 million.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management’s projections of any evaluation of the effectiveness of internal controls over financial reporting as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our evaluation of and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2018 did not include the internal control of the GBG Business, which was acquired in October 2018 and will be included in our assessment of and conclusion on the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2019. The total assets acquired (excluding acquired goodwill and intangible assets which are included within the scope of this assessment) and revenues of the GBG Business included in our results of operations for the year ended December 31, 2018, represents approximately  $580.1 million and  $436.1 million.

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a smaller reporting company.

Changes in Internal Control Over Financial Reporting

Except as described below, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this report.

During the fiscal year ended December 31, 2018, the Company acquired the GBG Business, and we are in the process of integrating the acquired business into the Company’s financial reporting processes and procedures and internal controls over financial reporting. Additionally, during the fiscal year ended December 31, 2018, the Company implemented internal controls relating to the assessment and adoption of the impact of the new accounting standard relating to lease accounting which will be adopted by the Company on January 1, 2019.

ITEM 9B.    OTHER INFORMATION

Effective May 15, 2019, the Company amended and restated its Bylaws to (the “Seconded Amended and Restated Bylaws”), among other things, update its name and to add Section 3.6, requiring the Company to consult with its board of directors prior to voluntarily commencing bankruptcy proceedings.

The foregoing description is only a summary of the material provisions of the Seconded Amended and Restated Bylaws, and are qualified in their entirety by reference to a copy of the Seconded Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and is incorporated by reference herein.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Executive Officers

For certain information relating to our executive officers as of May 15, 2019, please see “Executive Officers and Directors” in Part I of this Annual Report.

Board of Directors

The Board is currently comprised of eight directors, seven of whom are independent under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC.  Mr. Rabin, as our Chief Executive Officer, is not independent for purposes of our Board.  The information provided below is biographical information about each of our directors as of May 15, 2019.  The address for each director is c/o Centric Brands Inc., 350 5th Avenue, 6th Floor, New York, NY 10018.

Name	Age	Position
William Sweedler	52	Chairman of the Board of Directors of the Company; Co-Founder and Managing Partner, Tengram Capital Partners
Matthew Eby	47	Director of the Company; Co-Founder and Managing Partner, Tengram Capital Partners
Randall Kessler	37	Director of the Company; Managing Director at GSO Capital Partners LP, a subsidiary of The Blackstone Group
Glenn Krevlin	59	Director of the Company; Founder, Managing Member and Portfolio Manager of Glenhill Capital Advisors LLC
Walter McLallen	53	Director of the Company; Managing Director, Meritage Capital Advisors
Robert Petrini	44	Director of the Company; Senior Managing Director at GSO Capital Partners LP, a subsidiary of The Blackstone Group
Jason Rabin	49	Director and Chief Executive Officer of the Company
Kent Savage	57	Director of the Company; General Partner, Savage Interests LP; Chief Executive Officer, Icon.me, LLC

The following table identifies the current members of our Board serving on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

		Compensation and	Nominating and
Name	Audit	Stock Option	Governance
Matthew Eby		X
Randall Kessler		X
Glenn Krevlin	X
Walter McLallen	X	Chair	Chair
Robert Petrini			X
Kent Savage (1)	Chair
William Sweedler			X

(1)	Mr. Savage has been designated to be an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.

William Sweedler has served as Chairman of our Board of Directors since January 2016. Since January 2011, Mr. Sweedler has been a Co-Founder and General Partner of Tengram Capital Partners L.P. (“Tengram Capital Partners”), a consumer private equity firm formed to invest in the consumer and retail sectors, and has served General Partner of Tengram Capital Partners since its inception. Tengram Capital Partners is also currently our second largest stockholder, as discussed further in “Security Ownership of Certain Beneficial Owners and Management” below. Prior to his tenure at Tengram Capital Partners, Mr. Sweedler was the founder and Chief Executive Officer of Windsong Brands, a diversified brand development and investment company that specialized in the acquisition, growth, licensing, and comprehensive management of consumer branded intellectual property and businesses. Mr. Sweedler is currently Chairman of the Board of Sequential Brands Group, Inc. (NASDAQ: SQBG), as well as a director at the following privately held companies: Tommie Copper, Luciano Barbera and Zanella. Prior to founding Windsong Brands, he was President and Chief Executive Officer of Joe Boxer, a wholly owned division of the Iconix Brand Group Inc. (NASDAQ: ICON) of which he was also an Executive Vice President and Director. Mr. Sweedler has a B.S. in Finance and Investments from Babson College.

Matthew Eby has served as a member of our Board of Directors since January 2016. Since January 2011, Mr. Eby has been a Co-Founder and General Partner of Tengram Capital Partners where he is responsible for originating, underwriting and monitoring of investments and co-manages the daily activities of the firm. Mr. Eby serves as Chairman of Earth Treks and is a member of the board of directors of Algenist. Prior to founding Tengram, Mr. Eby was the founder and Chief Investment Officer of JAWS Estates Capital (“JAWS”), the private investment office of Barry Sternlicht and the Sternlicht family. In 2009, on behalf of Starwood Capital Group, he oversaw the initial public offering of Starwood Property Trust (NYSE: STWD), a mortgage REIT focused on commercial real estate properties that raised over $930 million. Prior to founding JAWS, Mr. Eby was an associate at Morgan Stanley where he helped to found a group designed to facilitate interaction between the Investment Banking Division and the High Net Worth and Retail Divisions. Before entering the investment industry, Mr. Eby served five years as an officer in the U.S. Navy. Mr. Eby holds an M.B.A. from Harvard Business School and a B.Sc from the United States Naval Academy.

Randall Kessler has served as a member of our Board of Directors since October 2018, when he was appointed in connection with the closing the GBG Acquisition. Mr. Kessler is a Managing Director at GSO Capital Partners LP, the credit business of The Blackstone Group, where he is involved in originating, executing and monitoring private debt and equity investments across a diverse range of industries. The GSO/BTO Affiliates are collectively the largest stockholder of the Company, as discussed further in “Security Ownership of Certain Beneficial Owners and Management” below. He has been with GSO since 2007, prior to which he was an Associate at Silver Lake Partners where he focused on technology private equity investing. Mr. Kessler has served as a director on the board of multiple companies historically, including, Bear Tracker Energy LLC, Heartland Automotive Services, Inc., Bluewater Thermal Processing LLC, Dura-Line Holdings, Inc. and Apache IS Holdings LLC. Mr. Kessler has a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Glenn Krevlin has served as a member of our Board of Directors since October 2018, when he was appointed in connection with the closing of the GBG Acquisition.  Mr. Krevlin is the Founder, Managing Member and Portfolio Manager of Glenhill Capital Advisors LLC, and has served in such role since 2001.  In addition to serving as the President of Glenhill Capital Advisors LLC, Mr. Krevlin has served on the Board of Directors for Design Within Reach Inc., which is owned by Herman Miller Inc., and the Board of Trustees for the IDEAL School of Manhattan.  Mr. Krevlin holds a B/A. in Economics and Government from Wesleyan University, as well as an MBA from the Stern School of Business at New York University.

Walter McLallen has served as a member of our Board of Directors since January 2016. Since 2004, Mr. McLallen has served as the Managing Director of Meritage Capital Advisors, an advisory boutique focused on debt and private equity transaction origination, structuring and consulting. Mr. McLallen has extensive board and organizational experience and has served as a director, Chairman or Vice Chairman on numerous corporate and non-profit boards and committees, with a significant historical focus on consumer products related companies, including private companies, such as Timeless Wine Company, the producer of consumer luxury wine brands Silver Oak, Twomey and OVID since August 2016; Worldwise, a consumer branded pet products company since April 2016; adMarketplace, a search engine advertiser since 2012; Dutchland Plastics, a roto-molding plastics manufacturer since January 2017; and Genus Oncology, an early-

stage biotechnology company since 2015. Since October 2017, Mr. McLallen is also a director of OneSpaWorld Holdings (NASDAQ: OSW), a pre-eminent global provider of health and wellness products and services onboard cruise ships and in destination resorts around the world.  He is also a founder and Co-Chairman of Tomahawk Strategic Solutions, a law enforcement, military and corporate training and security company, since its founding in 2014. From 2006 to 2015, Mr. McLallen was the Executive Vice Chairman of Remington Outdoor Company, an outdoor consumer platform he co-founded with a major investment firm. Mr. McLallen was formerly with CIBC World Markets from 1995 to 2004, during which time he was a Managing Director, head of Debt Capital Markets and head of High Yield Distribution. In 1990, Mr. McLallen was a founding member of The Argosy Group L.P. Mr. McLallen started his career in the Mergers & Acquisitions Department of Drexel Burnham Lambert. Mr. McLallen received a B.A. with a double major in Economics and Finance from the University of Illinois at Urbana-Champaign.

Robert Petrini has served as a member of our Board of Directors since October 2018, when he was appointed in connection with the closing the GBG Acquisition. Mr. Petrini is a Senior Managing Director at GSO Capital Partners LP, the credit business of The Blackstone Group, where he is involved in originating, executing and monitoring private debt and equity investments across a diverse range of industries. He is co-head of Performing Credit, as well as a portfolio manager of GSO’s Capital Opportunities Fund.  Mr. Petrini sits on multiple investment committees at GSO. Mr. Petrini has been with GSO since its founding in 2005, prior to which he was a Principal in Credit Suisse First Boston’s Alternative Capital Division. Mr. Petrini has served as a director on the board of multiple companies historically. Mr. Petrini has a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Jason Rabin was appointed Chief Executive Officer of the Company on October 29, 2018. Mr. Rabin was previously the President, North America of GBG from November 2015 until October 2018. Prior to that position, he was Chief Merchandising Officer of GBG from 2014 to 2017 overseeing GBG’s merchandising strategy and global brand portfolio. Mr. Rabin was formerly President of LF Asia Limited and managed its fashion and home distribution business in Asia, and was President of Kids Headquarters, a children’s and young men’s apparel manufacturer. Mr. Rabin joined the Li & Fung Group in 2009 when Kids Headquarters was acquired by the Li & Fung Group. Mr. Rabin graduated from the University of Miami with a bachelor of business administration in 1992. Mr. Rabin received awards on behalf of Kids Headquarters from the children’s clothing industry, including the Supplier Performance Award by Retail Category, the Ernie Awards and the International Licensing Industry Merchandisers’ Association (LIMA) Licensing Excellence Award. In 2017, Mr. Rabin received the Business Visionary Award at the 21st Annual Accessories Council Excellence Awards ceremony.

Kent Savage has served as a member of our Board of Directors since July 2003. Since 2000, Mr. Savage has served as the General Partner of Savage Interests LP, a limited partnership for investments. Since 2012, Mr. Savage has also served as co-founder and Chief Executive Officer of Icon.me, LLC. From June 2005 until 2010, Mr. Savage served as Founder and Chief Executive Officer of Famecast, Inc., a privately-held interactive branded entertainment and contest management company. From January 2004 until June 2005, Mr. Savage served as Chief Executive Officer for Digital Lifestyles Group, Inc., a publicly-traded manufacturer and distributor of personal computers. Between February 2003 and January 2004, Mr. Savage served in various consulting capacities to start-up companies. From September 2002 until February 2003, Mr. Savage served as Co-Founder, Chief Sales and Marketing Officer for TippingPoint Technologies (NASDAQ: TPTI), which was later acquired by 3Com. From February 1999 until August 2001, Mr. Savage served as co-founder, Chief Executive Officer and President for Netpliance, Inc., which completed an initial public offering (NASDAQ: NPLI). From April 1998 until February 1999, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc.’s service provider line of business. From July 1996 until April 1998, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc., which was acquired by Cisco Systems, Inc. (NASDAQ: CSCO). Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia’s Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University.

Code of Business Conduct and Ethics

Our Board of Directors adopted an amended and restated Code of Business Conduct and Ethics for all of our directors, officers and employees effective October 29, 2018. Our Code of Business Conduct and Ethics is available on our website at www.centricbrands.com in the section titled “Investor Information—Governance—Governance

Documents,” or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Compliance Officer at our principal executive offices located at Centric Brands Inc., 350 5th Avenue, 6th Floor, New York, NY 10118 or by calling us at +1 (646) 582-6000.

To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver granted from a provision of such code on our website at www.centricbrands.com within the same time frame that would otherwise be required by a Current Report on Form 8-K. The information contained or connected to our website is not incorporated by reference into this Annual Report and should not be considered a part of this or any other report that we file with or furnish to the SEC.

Audit Committee

The Audit Committee is currently comprised of Messrs. Krevlin, McLallen and Savage. Mr. Savage serves as Chairman of the Audit Committee.

The principal responsibility of the Audit Committee is to oversee our accounting and financial reporting processes and the audits of our financial statements. In that regard, the Audit Committee assists our Board of Directors in monitoring (1) our accounting, auditing, and financial reporting processes generally, including the qualifications, independence and performance of the independent auditor (including pre-approval of audit and non-audit services to be performed by the independent auditor), (2) the integrity of our financial statements, (3) our systems of internal control regarding finance and accounting and (4) our compliance with legal and regulatory requirements. Our Audit Committee is also responsible for reviewing with management our major risk exposures and our risk assessment and risk management programs. As discussed above, the Audit Committee has a charter that details its duties and responsibilities, which was most recently amended and restated by our Board of Directors on October 25, 2018.

Currently, all Audit Committee members are “independent” under applicable NASDAQ listing standards and rules and regulations of the SEC, including Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has also determined that each member of the Audit Committee has sufficient knowledge and understanding of the Company’s financial statements to serve on the Audit Committee and is financially literate within the meaning of NASDAQ listing standards as interpreted by the Board. Mr. Savage has been designated to be an “audit committee financial expert” as such term is defined under federal securities laws.

Procedures for Nomination of Directors by Shareholders

Since the date of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 11, 2018, no change has occurred in the procedures through which stockholders may nominate directors for election at the Company’s annual meeting of stockholders. These procedures are described under “Proposal No. 1—Corporate Governance Matters—Stockholder Nominations” in that proxy statement.

Delinquent Section 16(a) Reports

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

Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis, except for the Form 4 filed by Mr. Robert Ross on January 30, 2018, related to the vesting of RSUs on January 1, 2018.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

Overview

This Executive Compensation section discusses: (1) the objectives of our executive compensation policies and practices; (2) the activities that the executive compensation program is designed to reward; (3) each element of our executive compensation; (4) the rationale for each element of our executive compensation program; (5) the methodologies utilized by us in determining the amounts to pay for each element of our executive compensation; and (6) how each element of our executive compensation program and the rationale for each element fit together within the overall objectives of our executive compensation policies and practices. This discussion relates to our Chief Executive Officer and certain other executive officers, collectively, our Named Executive Officers.

For our fiscal year ended December 31, 2018, our “Named Executive Officers” are:

•	Jason Rabin, Chief Executive Officer
•	Michael Buckley, former Chief Executive Officer
•	Anurup S. Pruthi, Chief Financial Officer
•	Bob Ross, former Chief Financial Officer

In connection with the completion of the GBG Acquisition, Michael Buckley resigned as our Chief Executive Officer, effective October 29, 2018, and the Board appointed Jason Rabin as Chief Executive Officer in his place.  Also, Bob Ross ceased to serve as our Chief Financial Officer, effective November 5, 2018, and the Board of Directors appointed Anurup S. Pruthi as our Chief Financial Officer in his place. Mr. Ross’ employment with the Company terminated as of January 4, 2019.

“Say on Pay” Vote

At our 2017 annual meeting of stockholders held on November 30, 2017, our stockholders were asked to consider and vote on a resolution approving the compensation of our Named Executive Officers, commonly referred to as “say on pay.” A majority of our stockholders approved the compensation of our Named Executive Officers, with approximately 57 percent of the votes cast in favor of the “say on pay” resolution. We will continue to actively evaluate our executive compensation program. As explained below under “‘Say on Pay Frequency” Vote,” no “say on pay” vote was held in 2018.

“Say on Pay Frequency” Vote

At our 2017 annual meeting of stockholders held on November 30, 2017, our stockholders were asked to consider and vote on a resolution approving the frequency of our “say on pay” vote, such vote commonly referred to as the “say on pay frequency” vote. A substantial majority of our stockholders—approximately 96 percent of the votes cast—voted in favor of holding a “say on pay” vote once every three years.  In light of the results of our “say on pay frequency” vote, our Board determined that we will hold a “say on pay” vote every third year until the next required “say on pay frequency” vote is held at our annual meeting of stockholders in 2023. Therefore, no “say on pay” vote was held in 2018.

Compensation Philosophy

Our executive compensation program is designed to provide proper incentives to management to maximize performance in order to encourage creation of stockholder value and achievement of strategic corporate objectives, attract and retain qualified, skilled and dedicated executives on a long-term basis, reward past performance and provide incentives for future performance.

In keeping with these objectives, our goal is to (1) align the interests of our executive officers with the interests of our stockholders, (2) ensure the long-term commitment of our management team and (3) ensure accountability for our overall performance and each individual’s performance and contribution.

In setting the level of cash and equity compensation for our Named Executive Officers, our Compensation Committee considers various factors, including our overall performance, each executive’s performance during the year, the uniqueness and relative performance of each executive’s skill set, each executive’s expected future contributions to us, and competitive conditions. In addition, the Compensation Committee considers the results of our “say on pay” vote and continues to apply our principles in determining the amounts and components of our executive compensation program. In addition, our Compensation Committee reviews compensation for our Chief Executive Officer and considers the recommendation of our Chief Executive Officer with respect to the compensation of our other Named Executive Officers.

Elements of Compensation

The compensation program for our Named Executive Officers consists of a combination of (1) base salary, (2) long-term incentive awards, primarily through grants of restricted stock and restricted stock units pursuant to our stock incentive plans, (3) company paid benefits, including medical insurance, dental insurance, 401(k) Plan, disability insurance, life insurance and flexible spending accounts, and (4) discretionary cash bonuses based on our achievement of certain EBITDA targets. The Compensation Committee also takes into account certain change in control provisions applicable to our Named Executive Officers.

Employment Agreements

As described below in “Employment Contracts and Termination of Employment and Change in Control Arrangements,” we are party to employment agreements with each of our current Named Executive Officers.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by our Named Executive Officers for the fiscal years ended December 31, 2018 and 2017, respectively.

			Stock	All Other
Name and Principal Position	Year	Salary	Awards(5)	Compensation(6)	Total
Jason Rabin (1)	2018	$223,562	$940,488	$33,333	$1,197,383
Chief Executive Officer

Michael Buckley (2)	2018	$500,000	$1,456,399	$347,191	$2,303,590
Former Chief Executive Officer	2017	$600,000	$823,399	$26,446	$1,449,845

Anurup S. Pruthi (3)	2018	$101,507	$185,989	$268,000	$555,496
Chief Financial Officer

Bob Ross (4)	2018	$400,000	$174,625	$—	$574,625
Former Chief Financial Officer	2017	$347,981	$160,272	$—	$508,253

(1)	Mr. Rabin was appointed as Chief Executive Officer and a member of our Board on October 29, 2018.
(2)	Mr. Buckley resigned as our Chief Executive Officer, effective October 29, 2018.
(3)	Mr. Pruthi was appointed as our Chief Financial Officer on November 5, 2018.

(4)	Mr. Ross ceased to serve as our Chief Financial Officer effective November 5, 2018, and his employment with the Company terminated on January 4, 2019.
(5)

The amounts reported in this column relate to (i) restricted stock units (“RSUs”) granted to Mr. Ross in 2017 with respect to 200,000 shares of our common stock pursuant to the Company’s 2016 Stock Incentive Compensation Plan (the “2016 Stock Incentive Plan”), (ii) RSUs granted to Mr. Buckley in 2016 with respect to 433,764 shares of our common stock pursuant to the 2016 Stock Incentive Plan, and (iii) performance share units (“PSUs”) granted to Mr. Buckley in 2016 with respect to 347,011 shares of our common stock pursuant to the 2016 Stock Incentive Plan, and (iv) RSUs granted to Messrs. Rabin and Pruthi in 2018 with respect to 4,100,000 and 600,000 shares of our common stock, respectively, pursuant to their respective employment agreements. This column Excludes 500,000 PSUs granted to Mr. Rabin in 2018 which are subject to performance criteria commencing January 1, 2019 and therefore, no stock compensation expense was recognized by us during the year ened December 31, 2018. All amounts reported in this column reflect the grant date fair value dollar amount of RSUs and PSUs recognized by us as stock compensation expense in our financial statements for reporting purposes in accordance with ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards, please see “Notes to Consolidated Financial Statements—Note 14—Equity—Stock Incentive Plans.”

(6)	The following table details the components of this column:

		Benefit of
		Company Paid
		Health	401(k)
Name and Principal Position	Year	Insurance (a)	Match	Other		Total
Jason Rabin	2018	$—	$—	$33,333	(b)	$33,333
Chief Executive Officer

Michael Buckley	2018	$26,794	$2,705	$317,692	(c)	$347,191
Former Chief Executive Officer	2017	$23,446	$3,000	$—		$26,446

Anurup S. Pruthi	2018	$—	$—	$268,000	(d)	$268,000
Chief Financial Officer

Bob Ross	2018	$26,794	$—	$—		$26,794
Former Chief Financial Officer	2017	$18,806	$—	$—		$18,806

(a)   This amount represents health premiums paid on behalf of the Named Executive Officer in excess of premiums paid for other employees.

(b)   The employment agreement with Mr. Rabin provides that for each year during his term (prorated for 2018), Mr. Rabin will be entitled to the use of a Company car, a clothing allowance, reimbursement for fees and expenses for tax and financial planning, legal and accounting, and reimbursement of membership fees and dues up to $200,000.

(c)   This amount represents the total severance benefits paid or payable to him as a result of his termination of employment with the Company, effective as of October 29, 2018, as described in more detail under “—Employment Contracts and Termination of Employment and Change in Control Arrangements.”.

(d)   This amount represents the $250,000 cash signing bonus paid to Mr. Pruthi on the execution of his employment agreement. Additionally, the employment agreement with Mr. Pruthi provides for a travel allowance of $1,500 per month during the term of the agreement, and legal fees in connection with the negotiation and drafting of his employment agreement up to $15,000.

Outstanding Equity Awards at 2018 Fiscal Year‑End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2018.

	Stock awards
				Equity incentive plan awards:		Equity incentive plan awards:
Name	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested (4)	Number of unearned shares, units or other rights that have not vested		Market or payout value of unearned shares, units or other rights that have not vested
Jason Rabin	4,100,000	(1)	$14,063,000	500,000	(5)	$1,715,000	(6)
Michael Buckley	—		$—	—		$—
Anurup S. Pruthi	600,000	(2)	$2,058,000	—		$—
Bob Ross	133,333	(3)	$457,336	—		$—

(1)

These RSUs vest as follows: 1,230,000 shares vest on December 31, 2019, 1,230,000 shares vest on December 31, 2020, and 1,640,000 shares vest on December 31, 2021. For more information on the RSU award, see “Employment Contracts and Termination of Employment and Change in Control Arrangements – Jason Rabin.”

(2)

These RSUs vest as follows: 200,000 shares vest on November 5, 2019, 200,000 shares vest on November 5, 2020, and 200,000 shares vest on November 5, 2021. For more information on the RSU award, see “Employment Contracts and Termination of Employment and Change in Control Arrangements – Anurup S. Pruthi.”

(3)

These RSUs vest as follows: 66,666 shares vest on January 1, 2019, and 66,667 shares vest on January 1, 2020. For more information on the RSU award, see “Employment Contracts and Termination of Employment and Change in Control Arrangements – Bob Ross.”

(4)

Amounts reported in this column are equal to the product of (i) the closing market price of our common shares as of December 29, 2018 (the last business day of fiscal year 2018) of $3.43 per share, multiplied by (ii) the total number of unvested RSUs held by each Named Executive Officer as of December 31, 2018.

(5)

Represents the remaining number of shares to vest under Mr. Rabin’s PSU award as of December 31, 2018.  For more information on the PSU award, see “Employment Contracts and Termination of Employment and Change in Control Arrangements – Jason Rabin.”

(6)

Amounts reported in this column are equal to the product of (i) the closing market price of our common shares as of December 29, 2018 (the last business day of fiscal year 2018) of $3.43 per share, multiplied by (ii) 100% of the total number of unvested PSUs held by Mr. Rabin as of December 31, 2018.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Jason Rabin Employment Agreement

Effective October 29, 2018, we entered into an employment agreement with Jason Rabin in connection with our employment of Mr. Rabin as our Chief Executive Officer (the “Rabin Agreement”). The Rabin Agreement provides that Mr. Rabin will be employed for a term beginning on October 29, 2018 and ending December 31, 2021 (subject to earlier termination as specified therein). The Rabin Agreement provides for Mr. Rabin to receive an annual base salary of not less than $1,275,000 per year and for certain other benefits consistent with those provided to other senior executives of the Company. The Rabin Agreement provides that for each year during the term, Mr. Rabin will be entitled to the use of a Company car, a clothing allowance, reimbursement for fees and expenses for tax and financial planning, legal and accounting, and reimbursement of membership fees and dues up to $200,000. In addition, Mr. Rabin is eligible to receive an annual cash bonus of up to 300% of his annual base salary, subject to the achievement of the applicable performance goals (the “EBITDA Bonus”), and an annual cash bonus up to $4,000,000 in the aggregate over the term, subject to the achievement of the applicable performance goals (the “Leverage-Based Bonus”). The Rabin Agreement also provides that Mr. Rabin purchase from the Company 3,125,000 shares of common stock at a price of $8 per share, which occurred on October 29, 2018.

The Rabin Agreement provided for an inducement grant of 4,100,000 RSUs with respect to our common stock and 500,000 PSUs with respect to our common stock (the “Rabin Awards”).

Thirty percent (30%) of the RSUs will vest on December 31, 2019, thirty percent (30%) will vest on December 31, 2020, and the remaining forty (40%) percent will vest on December 31 2021, subject to Mr. Rabin’s continued employment with the Company through the applicable vesting date; provided, if Mr. Rabin’s employment is terminated by the Company without “cause” (and not due to his death or disability) or by him for “good reason,” then any unvested portion of the RSUs will accelerate and become fully vested on the date of termination. Any vested RSUs will be settled through the issuance of common stock.

Thirty-three and a third percent (33.33%) of the PSUs will vest on each of December 31, 2019, 2020 and 2021. The PSUs will vest based on the Company’s selling, general and administrative (SG&A) expenses being below a certain target amount for each fiscal year in which the PSUs are scheduled to vest, in all events, subject to Mr. Rabin’s continued employment with the Company; provided that, if Mr. Rabin’s employment is terminated by the Company without “cause” (and not due to his death or disability) or by him for “good reason” then any unvested portion of the PSUs with respect to periods not yet ending before the date of termination will become fully vested on the date of termination. Any vested PSUs will be settled through the issuance of common stock.

In the event of the termination of Mr. Rabin’s employment due to his death or disability, any unvested RSUs that would have vested within one (1) year from the date of termination of the employment agreement will vest upon the date of termination, and any remaining unvested RSUs and PSUs will be forfeited immediately for no consideration. Upon a change in control of the Company, all of Mr. Rabin’s unvested RSUs will vest immediately.

Upon a termination of Mr. Rabin’s employment without cause or a resignation by Mr. Rabin for good reason, in addition to acceleration of the RSUs and PSUs as described above, the Company will provide Mr. Rabin with (i) an amount equal to two times Mr. Rabin’s base salary, which will be payable pursuant to the Company’s standard payroll procedures for twenty-four months; (ii) any annual bonus earned but unpaid for a prior year, payable in full in a lump sum payment; (iii) a pro-rata portion of the EBITDA Bonus for the fiscal year in which Executive’s termination occurs based on actual results for such year, payable at the time the EBITDA Bonus would have been paid if Executive’s employment had not terminated; (iv) a Leverage-Based Bonus based on actual achievement as of December 31st of the year of termination of employment, payable at the time the Leverage-Based Bonus would have been paid if Executive’s employment had not terminated; (v) the full cost of COBRA continuation coverage for Mr. Rabin and his eligible dependents until the earlier of (a) when Mr. Rabin becomes eligible for coverage under another employer’s health plan, or (b) twenty-four (24) months following the date of termination of Mr. Rabin’s employment.

The Rabin Agreement provides for a perpetual confidentiality covenant, a 12-month post-employment non-compete and a 12-month post-employment employee non-solicit.

Anurup S. Pruthi Employment Agreement

Effective November 5, 2018, we entered into an employment agreement with Anurup S. Pruthi in connection with our employment of Mr. Pruthi as our Chief Financial Officer (the “Pruthi Agreement”). The Pruthi Agreement provides that Mr. Pruthi will be employed for a term beginning on November 5, 2018 and ending December 31, 2021 (subject to earlier termination as specified therein). The Pruthi Agreement provides for Mr. Pruthi to receive an annual base salary of not less than $650,000 per year and for certain other benefits consistent with those provided to other senior executives of the Company. The Pruthi Agreement provides for a cash signing bonus of $250,000, travel allowance of $1,500 per month during the term, and legal fees in connection with the negotiation and drafting of the Pruthi Agreement up to $15,000. In addition, Mr. Pruthi is eligible to receive an annual cash bonus of up to 100% of his annual base salary, subject to the achievement of the applicable performance goals (the “Pruthi Bonus”); provided that for calendar years 2018 and 2019, the Pruthi Bonus will be equal to at least 100% of Mr. Pruthi’s base salary.

The Pruthi Agreement provided for an inducement grant of 600,000 RSUs with respect to our common stock (the “Pruthi Award”, together with the Rabin Awards, the “Inducement Awards”).

The RSUs will vest in one-third increments on each of the first three anniversaries of the effective date of the Pruthi Agreement; subject to Mr. Pruthi’s continued employment through the applicable vesting date; provided, if Mr. Pruthi’s employment is terminated by the Company without “cause” (other than due to death or disability) or by Mr. Pruthi for “good reason,” then any unvested portion of the RSUs will accelerate and become fully vested on the date of termination. Any vested RSUs will be settled through the issuance of common stock. Upon a change in control of the Company, all of Mr. Pruthi’s unvested RSUs will vest immediately.

Upon the termination of Mr. Pruthi’s employment without cause or a resignation by Mr. Pruthi for good reason, in addition to acceleration of the RSUs as described above, subject to the execution and non-revocation of a general release and covenant not to sue, the Company will provide Mr. Pruthi with (i) an amount equal to Mr. Pruthi’s base salary, which will be payable pursuant to the Company’s standard payroll procedures for twelve months; (ii) any annual bonus earned but unpaid for a prior year, payable in full in a lump sum payment; (iii) in the event that such resignation or termination occurs following the Company’s first fiscal quarter of any year, a pro-rata portion of the Bonus for the fiscal year in which Executive’s termination occurs based on actual results for such year, payable at the time the Bonus would have been paid if Executive’s employment had not terminated; (iv) the full cost of COBRA continuation coverage for Mr. Pruthi and his eligible dependents until the earlier of (a) when Mr. Pruthi becomes eligible for coverage under another employer’s health plan, or (b) eighteen (18) months following the date of termination of Mr. Pruthi’s employment. Upon a termination of Mr. Pruthi’s employment for any reason upon the expiration of the term of the Pruthi Employment Agreement whereby the Company has not agreed to extend the Pruthi Agreement or offered Mr. Pruthi an employment agreement on equal or greater aggregate financial terms, then, subject to the expiration and non-revocation of a general release and a covenant not to sue, the Company will pay Mr. Pruthi an amount equal to twelve (12) months of his base salary, which will be payable in full in a lump sum cash payment to be made to Mr. Pruthi on a date that is thirty days following the date of termination. The Company will also pay Mr. Pruthi the earned annual bonus for the fiscal year ending December 31, 2021.

The Pruthi Agreement provides for a perpetual confidentiality covenant and a 12-month post-employment employee non-solicit.

Michael Buckley Separation Agreement

On January 28, 2016, we entered into an employment agreement with Mr. Buckley. Pursuant to the terms of the employment agreement, Mr. Buckley served as Chief Executive Officer, reporting to our Board of Directors, for an initial three year term with automatic, one year renewal terms, unless we or Mr. Buckley gave notice of non-renewal 180 days prior to the end of the then current term. The employment agreement provided that we paid Mr. Buckley an annual base salary of $600,000 and that Mr. Buckley was eligible to receive an annual bonus of up to 150% of his base salary, based on our achievement of annual EBITDA targets set by the Compensation and Stock Option Committee of the Board of Directors after consultation with Mr. Buckley.

Pursuant to his employment agreement, on January 28, 2016, we granted Mr. Buckley (i) RSUs in respect of 433,764 shares of common stock (the “Buckley RSU Award”) and (ii) PSUs in respect of 347,011 shares of common stock that are to be earned over a three-year performance period subject to Mr. Buckley’s continuous employment (the “Buckley PSU Award”). The Buckley RSU Award vested in annual installments over a three year period with the first installment vesting on December 31, 2016, subject to Mr. Buckley’s continued employment through the applicable vesting dates.

Effective October 29, 2018, the Company entered into a separation and release agreement with Mr. Buckley, pursuant to which Mr. Buckley resigned as a member of the Board of Directors and from all positions with us and any of our subsidiaries. Pursuant to this separation agreement, Mr. Buckley received (i) continuation of his base salary due under his employment agreement through December 31, 2018, (ii) a lump sum cash payment of $200,000 to be paid as soon as practicable following October 29, 2018, (iii) full payment towards the cost of COBRA continuation coverage for himself and any covered dependents for 18 months following October 29, 2018 (unless he becomes eligible to receive substantially similar coverage from another employer), (iv) accelerated vesting of 144,588 RSUs and (v) accelerated vesting of 150,000 PSUs.

Bob Ross Separation Agreement

Mr. Ross’s employment with us was subject to an employment agreement that we entered into on January 30, 2017.  Mr. Ross ceased to serve as Chief Financial Officer of the Company, effective November 5, 2018. Mr. Ross remained an employee of the Company until January 4, 2019.

On April 9, 2019, the Company and Mr. Ross entered into a separation agreement and release, effective as of April 16, 2019 (the “Ross Separation Agreement”), whereby Mr. Ross will receive certain separation payments and includes customary waiver and release provisions. The entry into the Separation Agreement effectively terminated the employment agreement, dated as of January 30, 2017 previously entered into by and between the Company and Mr. Ross (the “Ross Employment Agreement”).

Pursuant to the Ross Separation Agreement, Mr. Ross resigned from all positions with the Company and any of its subsidiaries effective as of January 4, 2019. Pursuant to the Ross Separation Agreement, Mr. Ross received (i) the continuation of his base salary due under the Ross Employment Agreement through January 4, 2020,  (ii) a lump sum cash payment of $10,000 as reimbursement for legal fees incurred in connection with the Ross Separation Agreement, (iii) the full payment towards the cost of COBRA continuation coverage for himself and any covered dependents for 18 months following January 4, 2019 (unless he becomes eligible to receive substantially similar coverage from another employer) and (iv) accelerated vesting of 133,333 RSUs.

Change in Control – Stock Incentive Plan

In the event of a change in control under our 2016 Stock Incentive Plan, the Board of Directors or the Compensation Committee has the discretion to accelerate vesting on all or any portion of a particular outstanding award if nor provided for in the award agreement. For more information on our equity incentive plans, including their change in control provisions, see “Item 12—Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Director Compensation

Historically, our non-employee directors have been compensated for service through an equity grant or on a cash basis. Our non-employee directors are not compensated in any other manner; however, they are reimbursed for travel and business expenses associated with attending our annual meeting or other in-person meetings.

The Company does not pay compensation to its directors who also serve in an executive officer capacity for the Company, so Mr. Rabin and Mr. Buckley did not receive additional compensation for their service as a director of the Company.  For the compensation of our employee directors during Fiscal 2018 (our former Chief Executive Officer Mr. Buckley and current Chief Executive Officer Mr. Jason Rabin) see “Executive Compensation—Summary Compensation Table.”

On February 12, 2018, the Compensation Committee of the Board of Directors approved a cash payment of $50,000 and a stock award with a fair market value of $50,000 to each of the then-current non-employee independent directors, excluding William Sweedler, Matthew Eby and Andrew Tarshis, to be paid or vest on a quarterly basis beginning on March 31, 2018 for their service in 2018. Mr. Savage, as chairman of our audit committee, was granted an additional $15,000 on such date. Other members of committees of the Board do not receive additional compensation for their services. Also, Messrs. McLallen, Savage and Hoffman were paid $25,000 in February 2018 in cash as compensation for their service on a Special Committee of the Board of Directors during 2017. Messrs. Kessler, Krevlin and Petrini did not receive compensation for their service on the board during 2018, as they joined the Board of Directors on October 29, 2018.

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during Fiscal 2018.

	Fees earned
	or paid	Stock
Name	in cash	Awards (1)		Total
William Sweedler	$—	$—		$—
Matthew Eby	$—	$—		$—
Randall Kessler	$—	$—		$—
Glenn Krevlin	$—	$—		$—
Walter McLallen	$75,000	$261,000		$336,000
Robert Petrini	$—	$—		$—
Kent Savage	$90,000	$50,000		$140,000
Andrew Tarshis*	$—	$54,554	(2)	$54,554
Kelly Hoffman*	$75,000	$50,000		$125,000

*In connection with the consummation of the GBG Acquisition, Messrs. Tarshis and Hoffman resigned from our Board of Directors, effective October 2018.

(1)

Represents the aggregate grant date fair value of such awards computed in accordance with ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards, please see “Notes to Consolidated Financial Statements—Note 14—Equity—Stock Incentive Plans.” The awards include 51,546 shares of restricted common stock granted to each of Walter McLallen, Kent Savage, and Kelly Hoffman that vested in quarterly installments beginning on March 31, 2018 through December 31, 2018, for which acceleration of the final quarterly installment was accelerated on October 29, 2018, in connection with the consummation of the GBG Acquisition, and an additional 50,000 shares of restricted common stock granted to Walter McLallen that vested immediately on October 29, 2018, in each case pursuant to the approval of the Compensation Committee.

(2)

Subsequent to Mr. Tarshis’ resignation as a director of the Company, on October 29, 2018, the Company entered into a consulting agreement with Mr. Tarshis pursuant to which he received a grant of 150,000 RSUs that vest in equal 75,000 annual installments on October 29, 2019 and October 29, 2020.

All directors are also entitled to the protection provided by the indemnification provisions in our certificate of incorporation and bylaws, as well as the protections provided by director and officer liability insurance provided by us.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of May 15, 2019 concerning beneficial ownership, as that term is defined in Rule 13d-3 of the Exchange Act, of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, to our knowledge, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 58,542,641 shares of common stock outstanding (excluding treasury shares) as of

May 15, 2019. The address for the officers and directors (current or former) is our corporate office located at 350 5th Avenue, 6th Floor, New York, NY 10118.

	Number of Shares		Percentage of
	Beneficially		Common
Beneficial Owner	Owned		Stock
5% Stockholders (Excluding Directors and Officers)
Entities affiliated with Tengram Capital Partners, L.P.	13,121,093	(1)	21.8%
Funds Managed by GSO Capital Partners, LP or Blackstone Tactical Opportunities Advisors LLC	26,219,501	(2)	44.9%
Entities Affiliated with Ares Capital Corporation	3,125,500	(3)	5.4%
Directors and Officers (including all Named Executive Officers)
Michael Buckley	865,858	(4)	1.5%
Former Chief Executive Officer
Jason Rabin	3,358,000	(5)	5.8%
Chief Executive Officer
Anurup Pruthi	—	(6)	*
Chief Financial Officer
Bob Ross	294,414	(7)	*
Former Chief Financial Officer
William Sweedler	12,830,152	(8)	22.0%
Director, Chairman of the Board
Matthew Eby	12,830,151	(9)	22.0%
Director
Walter McLallen	139,090	(10)	*
Director
Kent Savage	97,075	(11)	*
Director
Glenn Krevlin	169,251	(12)	*
Director
Randall Kessler	—	(13)	*
Director
Robert Petrini	—	(14)	*
Director
All directors and executive officers, as a group (9 persons)(15)	16,602,626	(15)	28.1%

* Represents beneficial ownership of less than 1%.

(1)

This information as to beneficial ownership is based on Schedule 13D filed on February 8, 2016, as amended on May 10, 2017, July 21, 2017, February 2, 2018 and November 2, 2018, filings on Form 4 and other information provided to the Company, in each case, by and on behalf of TCP RG, LLC, TCP Denim, LLC, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram I”), Tengram II, Tengram Capital Associates, LLC (“TCA”), Tengram Capital Associates II, LLC (“TCA II”), Matthew Eby and William Sweedler. These shares include: (i) 5,852,142 shares of common stock held directly by TCP Denim, LLC;  (ii) a warrant owned by Tengram Fund II for the purchase of 500,000 shares of common stock at an exercise price of $3.00 per share (subject to adjustment);  (iii) 4,951,177 shares of common stock held by Tengram Fund II;  (iv) 1,363,306 shares of common stock held directly by Tengram Fund I; (v) 112,559 shares of common stock held directly by TCA; and (vi) 41,909 shares of common stock held directly by RG II Blocker, LLC. TCP Denim, LLC is managed by its sole member, Tengram Fund II. TCA is the general partner of Tengram Fund I and the manager of RG II Blocker LLC, and TCA II is the general partner of Tengram Fund II. Matthew Eby and William Sweedler, as the co-managing members of TCA and TCA II, may be deemed to share voting and dispositive power of the above 7,608,681 shares of common  stock. The address of each of the entities mentioned in this footnote is c/o Tengram Capital Partners, 15 Riverside Avenue, First Floor, Westport, CT 06880.

(2)

This information as to beneficial ownership is based on Schedule 13D filed on November 8, 2018 by GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., GSO Aiguille des Grands Montets Fund II LP, GSO Capital Opportunities Associates III LLC, GSO Capital Solutions Associates III LP, GSO Capital Solutions Associates III (Delaware) LLC, GSO Credit Alpha Associates II LP, GSO Credit Alpha Associates II (Delaware) LLC, GSO Harrington Credit Alpha Associates L.L.C., GSO Holdings I L.L.C., GSO Capital Partners LP, BTO Legend Holdings (Cayman) - NQ L.P., Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) - NQ - ESC L.P. (together, along with BTO Legend Holdings L.P., which serves as nominee for BTO Legend Holdings (Cayman) - NQ L.P. with respect to securities of the Issuer, BTO Holdings (Cayman) - NQ Manager L.L.C., Blackstone Tactical Opportunities Management Associates (Cayman) - NQ L.P., and BTO GP – NQ L.L.C., GSO Advisor Holdings L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings I/II GP Inc., Blackstone Holdings IV L.P., Blackstone Holdings IV GP L.P., Blackstone Holdings IV GP Management (Delaware) L.P., and Blackstone Holdings IV GP Management L.L.C., The Blackstone Group L.P., and Blackstone Group Management L.L.C., Stephen A. Schwarzman and Bennett J. Goodman. The principal business address of each is 345 Park Avenue, New York, New York 10154.

(3)

This information as to beneficial ownership is based on Schedule 13G filed on November 8, 2018, as amended on February 14, 2019, by Ares Capital Corporation, Ares Capital Management LLC, Ares Management LLC, Ares Management Holdings L.P., Ares Holdco LLC, Ares Holdings Inc., Ares Management Corporation, Ares Voting LLC, Ares Management GP LLC and Ares Partners Holdco LLC. The business address of Ares is 245 Park Avenue, 44th Floor, New York, NY 10167. The business address of each other Reporting Person is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(4)	This information as to beneficial ownership is based on a Form 4 filed on October 31, 2018 by Mr. Buckley with the SEC.
(5)

This information as to beneficial ownership is based on Schedule 13D filed on November 8, 2018 by Mr. Rabin. This information excludes 4,100,000 RSUs and 500,000 PSUs. Thirty percent (30%) of the RSUs will vest on December 31, 2019, thirty percent (30%) will vest on December 31, 2020, and the remaining forty (40%) percent will vest on December 31 2021, subject to Mr. Rabin’s continued employment with us through the applicable vesting date; provided, if Mr. Rabin’s employment is terminated by us without “cause” (and not due to his death or disability) or by him for “good reason” (each such term as defined in his employment agreement), then any unvested portion of the RSUs will accelerate and become fully vested on the date of termination. Any vested RSUs will be settled through the issuance of our common stock. Thirty-three and a third percent (33.33%) of the PSUs will vest on each of December 31, 2019, 2020 and 2021. The PSUs will vest based on our selling, general and administrative (SG&A) expenses being below a certain target amount for each fiscal year in which the PSUs are scheduled to vest, in all events, subject to Mr. Rabin’s continued employment with us; provided that, if Mr. Rabin’s employment is terminated by us without “cause” (and not due to his death or disability) or by him for “good reason” (each such term as defined in the Rabin Agreement) then any unvested portion of the PSUs with respect to periods not yet ending before the date of termination will become fully vested on the date of termination.

(6)

This excludes 600,000 RSUs. The RSUs will vest in one-third increments on each of the first three anniversaries of November 5, 2018; subject to Mr. Pruthi’s continued employment through the applicable vesting date; provided, if Mr. Pruthi’s employment is terminated by us without “cause” (other than due to death or disability) or by Mr. Pruthi for “good reason” (each such term as defined in his employment agreement), then any unvested portion of the RSUs will accelerate and become fully vested on the date of termination. Any vested RSUs will be settled through the issuance of our common stock. Upon a change in control of us, all of Mr. Pruthi’s unvested RSUs will vest immediately.

(7)	This includes 133,333 RSUs that vested in connection with the Ross Separation Agreement.
(8)

This information as to beneficial ownership is based on a Schedule 13D filed on February 8, 2016, as amended on May 10, 2017, July 21, 2017, February 2, 2018 and November 2, 2018, filings on Form 4 and other information provided to the Company. These shares include (i) 12,821,093 shares of common  stock over which Mr. Sweedler may be deemed to share voting and dispositive power as the co-managing member of TCA and TCA II, as further described in Note 1, and (ii) 9,059 shares of common  stock directly held by Mr. Sweedler over which he has sole voting and dispositive power.

(9)

This information as to beneficial ownership is based on a Schedule 13D filed on February 8, 2016, as amended on May 10, 2017, July 21, 2017, February 2, 2018 and November 2, 2018, filings on Form 4 and other information provided to the Company. These shares include (i) 12,821,093 shares of common  stock over which Mr. Eby may be deemed to share voting and dispositive power as the co-managing member of TCA and TCA II, as further described in Note 1, and (ii) 9,058 shares of common  stock directly held by Mr. Eby over which he has sole voting and dispositive power.

(10)	This information as to beneficial ownership is based upon Form 4s filed by Mr. McLallen with the SEC.
(11)

This information as to beneficial ownership is based upon Form 4s filed by Mr. Savage with the SEC. These shares include (i) 96,734 shares held for the personal account of Mr. Savage and (ii) 341 shares held for the account of Savage Interests LP. Mr. Savage is the managing member of KAS Interests GP LLC and his spouse is the managing member of CKS Interests GP, LLC. KAS Interests GP LLC and CKS Interests GP, LLC are the two general partners with voting and investment control over the shares held by Savage Interests LP. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest therein.

(12)	This information as to beneficial ownership is based upon a Form 4 filed by Mr. Krevlin with the SEC.
(13)	This information as to beneficial ownership is based upon a Form 4 filed by Mr. Kessler with the SEC.
(14)	This information as to beneficial ownership is based upon a Form 4 filed by Mr. Petrini with the SEC.
(15)

Excludes shares of our common stock beneficially owned by Mr. Buckley, and Mr. Ross, our “named executive officers” (as defined in Item 402 of Regulation S-K) solely for SEC disclosure purposes, who are not executive officers as of May 15, 2019, and includes shares of our common stock beneficially owned by all of our executive officers as of such date, namely, Mr. Rabin and Mr. Pruthi. Any shares of our common stock that any director or executive officer has a right to acquire within 60 days of the date hereof are deemed to be outstanding for the purpose of computing the percentage ownership of all directors and executive officers as a group.

Equity Compensation Plan Information

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2018, which includes the 2016 Stock Incentive Plan, the Amended and Restated 2004 Stock Incentive Plan of the Company (the “Amended and Restated Plan”), the Inducement Awards. We amended our 2016 Stock Incentive Plan to increase the reservation of the total shares available for issuance under the 2016 Stock Incentive Plan to 12,725,963 shares of common stock, which plan amendment became effective as of October 29, 2018.

We stopped granting awards under the Amended and Restated Plan in 2016 after the adoption of the 2016 Stock Incentive Plan.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):
2016 Stock Incentive Plan	2,346,293	$4.18	8,435,562
Amended and Restated Plan	444	$11.40	N/A	(2)
Inducement Awards	5,200,000	—	—
	7,546,737	$4.19	8,435,562

(1)

See “2016 Stock Incentive Plan”, “Amended and Restated 2004 Stock Incentive Plan”, “Inducement Awards” described in Notes to Consolidated Financial Statements—Note 14—Equity—Stock Incentive Plans” for a further description of our equity compensation plans

(2)	While there are shares available, we no longer grant awards under this plan as discussed above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Our Audit Committee charter provides that our Audit Committee must review and approve all transactions to which the Company is a participant and in which our executive officers, directors, director nominees or principal stockholders or other related persons have a material interest, to the extent that disclosure would be required under Item 404 of Regulation S-K. We believe that this policy requiring that any material transaction between us and such related parties be approved by our Audit Committee ensures that such transactions are on terms no less favorable to us than reasonably could have been obtained in arm’s-length transactions with independent third parties. Our related party transactions entered into between January 1, 2018 and May 15, 2019, all of which were previously approved by our Audit Committee, are described below.

Reportable Related Party Transactions

Agreements with Present and Former Officers, Directors and Their Families

Jason Rabin

On October 29, 2018, we entered into the Rabin Agreement in connection with our employment of Mr. Rabin as our Chief Executive Officer. See “Item 11. Executive Compensation—Employment Contracts and Termination of Employment and Change in Control Arrangements” above for a description of the material terms of the Rabin Agreement.

Arthur Rabin

Arthur Rabin, the father of Jason Rabin, our Chief Executive Officer and member of our Board of Directors, is our President of Sourcing.  Mr. Rabin has been employed by us since the GBG Acquisition and prior to that, he was employed by GBG. Mr. Rabin is employed by us as an at-will employee at an annual salary of $1,000,000 and is entitled to participate in all company sponsored employee benefits consistent with other senior executives with similar titles.

Anurup S. Pruthi

On October 30, 2018, we entered the Pruthi Agreement in connection with our employment of Mr. Pruthi as our Chief Financial Officer. See “Item 11. Executive Compensation—Employment Contracts and Termination of Employment and Change in Control Arrangements” above for a description of the material terms of the Pruthi Agreement.

Andrew Tarshis

On October 29, 2018, the Company entered into a consulting agreement with Andrew Tarshis, former director of the Company, and an employee of Tengram Capital Partners (as defined below), pursuant to which Mr. Tarshis is entitled to receive $25,000 a month, for a fixed term of 36 months. This consulting agreement may be terminated upon 30 days written notice by either party. Additionally, as noted above, in connection with entering the consulting agreement, the Company granted Mr. Tarshis 150,000 RSUs that vest in equal 75,000 unit annual installments on October 29, 2019 and October 29, 2020.

Employment Agreements with Former Officers

The Company entered into employment agreements with Mr. Buckley, our former Chief Executive Officer and Bob Ross, our former Chief Financial Officer.  On October 29, 2018, the Company entered into a separation and release agreement with Mr. Buckley, pursuant to which Mr. Buckley resigned as a director on the Board of Directors and from all positions with us and any of our subsidiaries.  Pursuant to this separation agreement, Mr. Buckley received (i) continuation of his base salary due under his employment agreement through December 31, 2018, (ii) a lump sum cash payment of $200,000 to be paid as soon as practicable following October 29, 2018, (iii) full payment towards the cost of COBRA continuation coverage for himself and any covered dependents for 18 months following October 29, 2018 (unless he becomes eligible to receive substantially similar coverage from another employer), (iv) accelerated vesting of 144,588 RSUs and (v) accelerated vesting of 150,000 PSUs.

On April 9, 2019, the Company and Mr. Ross entered into the Ross Separation Agreement. Pursuant to the Ross Separation Agreement, Mr. Ross resigned from all positions with the Company and any of its subsidiaries effective as of January 4, 2019. Pursuant to the Ross Separation Agreement, Mr. Ross received (i) the continuation of his base salary due under the Ross Employment Agreement through January 4, 2020, (ii) a lump sum cash payment of $10,000 as reimbursement for legal fees incurred in connection with the Ross Separation Agreement, (iii) the full payment towards the cost of COBRA continuation coverage for himself and any covered dependents for 18 months following January 4, 2019 (unless he becomes eligible to receive substantially similar coverage from another employer) and (iv) accelerated vesting of 133,333 RSUs of the Company.

RG Stock Purchase Agreement

In connection with the RG Merger, we entered into the RG Stock Purchase Agreement with TCP Denim, LLC, one of our significant stockholders, pursuant to which we issued and sold to TCP Denim, LLC an aggregate of 50,000 shares of the Series A Preferred Stock, for an aggregate purchase price of $50 million in cash (the “RG Stock Purchase Agreement”). Under the form of certificate of designation for the Series A Preferred Stock, each share of Series A Preferred Stock entitled the holder thereof to receive cumulative cash dividends, payable quarterly, at an annual rate of 10%, plus accumulated and accrued dividends thereon through such date. Additionally, if our Board of Directors declared or paid a dividend on the common stock, then each holder of the Series A Preferred Stock would have been entitled to receive a cash dividend on an as-converted basis.

Each holder of the Series A Preferred Stock was entitled to vote on an as-converted basis and together with the holders of common stock as a single class, subject to certain limitations. For so long as a to-be-determined percentage of the shares of the Series A Preferred Stock were outstanding, the holders of the Series A Preferred Stock, exclusively and as a separate class, were entitled to elect three members of the board of directors, each of whom may only be removed without cause by the affirmative vote of the holders of a majority of the shares of Series A Preferred Stock. The holders of the Series A Preferred Stock had separate class voting rights with respects to certain matters affecting their rights. Upon any liquidation event, holders of the Series A Preferred Stock were entitled to receive the greater of the liquidation preference on the date of determination and the amount that would be payable to the holders of the Series A Preferred Stock had such holders converted their shares of Series A Preferred Stock into shares of common stock immediately prior to such liquidation event. Each share of the Series A Preferred Stock was convertible, at the option of the holder thereof, at any time and without the payment of additional consideration by the holder, at an initial conversion price of $11.16 (after taking into account the Reverse Stock Split (as defined below)). All of the outstanding Series A Preferred Stock was converted into shares of our common stock in accordance with its terms on October 29, 2018. See “Agreements Related to the GBG Acquisition—Conversion” below.

Registration Rights Agreement

On January 28, 2016, we entered into a registration rights agreement (the “Tengram Registration Rights Agreement”) with TCP Denim, LLC and certain of its affiliates, who are one of our significant stockholders, the noteholders party to the Rollover Agreement and Michael Buckley, our former Chief Executive Officer. Pursuant to the Tengram Registration Rights Agreement, and subject to certain limitations described therein, we are required to provide certain demand and piggyback registration rights to the parties to the Tengram Registration Rights Agreement. In particular, if demanded, we are required to prepare and file a registration statement on Form S-1 or S-3 (or any similar form or successor thereto) for the registration under the Securities Act of shares of our common stock issued to the parties to the Tengram Registration Rights Agreement. The Tengram Registration Rights Agreement was amended on October 29, 2018, in connection with the consummation of the GBG Acquisition.

Payments to Tengram Capital Partners, LP

From time to time, the Company expects to reimburse Tengram Capital Partners, LP, an entity that is affiliated with one of the Company’s largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request. For the year ended December 31, 2018, the Company incurred expenses of $5.5 million related to reimbursement of expenses, which included (i) $5 million paid in connection with services performed by Tengram Capital Partners and its affiliates on behalf of the Company related to the GBG Acquisition, and (ii) $469 thousand of out of expenses and travel reimbursement. For the year ended December 31, 2017, the Company incurred expenses of $62 thousand related to reimbursement of expenses.

July 2016 Tengram Financing

On July 18, 2016 we issued the following to one of our significant stockholders, Tengram Capital Partners Fund II, L.P. (“Tengram Fund II”): (i) a warrant for the purchase of 500,000 shares of our common stock at an exercise price of $3.00 per share; and (ii) a convertible promissory note in an original principal amount of $13.0 million convertible into up to 4,500,000 shares of our newly issued Class A-1 Preferred Stock bearing interest at the rate of 3.75% per annum and which matured on January 18, 2018 (the “SWIMS Convertible Note”). On such date, the SWIMS Convertible Note automatically converted into 4,587,964 newly issued shares of our Series A-1 Preferred Stock, at a conversion price of $3.00 per share. Upon the issuance of such shares of Series A-1 Preferred Stock by us to Tengram II, the SWIMS Convertible Note was settled in its entirety.

On October 29, 2018, all 4,587,964 shares of the Company’s Series A-1 Preferred Stock were converted at the election of the holders thereof into 4,951,177 newly issued shares of common stock in accordance with the terms of the Series A-1 Preferred Stock. See “Agreements Related to the GBG Acquisition—Conversion” below.

Agreements Related to the GBG Acquisition

The 2024 Convertible Notes

On October 29, 2018, we issued convertible promissory notes (the “2024 Convertible Notes”) in an aggregate principal amount of $25.0 million to the GSO/BTO Affiliates. The 2024 Convertible Notes are convertible at the holder’s option beginning on or after October 29, 2019 until the earlier to occur of (x) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (y) October 29, 2024 (such earlier date, the “2024 Convertible Note Maturity Date”), into shares of our common stock at a conversion price of $8.00 per share, subject to adjustment. The 2024 Convertible Notes do not initially bear interest. From and after April 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 12.0% per annum. From and after October 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 16.0% per annum. Interest payments are due each January 31, April 30, July 31, and October 31. To the extent that we are unable to pay cash interest on the 2024 Convertible Notes on an interest payment date because of restrictions in our credit agreements or our other debt agreements, an amount equal to the unpaid interest then due shall be added to the principal amount of the 2024 Convertible Notes.

From and after October 29, 2018 until October 29, 2019, upon consummation of any sales of common stock by us for cash, we may, on at least ten (10) days’ prior written notice to the holder of a 2024 Convertible Note, prepay such 2024 Convertible Note in whole but not in part solely with the net proceeds of such sale of common stock in an amount equal to the greater of (x) the principal amount of such 2024 Convertible Note, together with accrued interest through and including the date of prepayment, or (y) the value equal to (i) the number of shares of common stock that would be received upon conversion of such 2024 Convertible Note on the repayment date multiplied by the market value of the common stock as of such date, plus (ii) any accrued but unpaid interest that has not been added to the principal amount of such 2024 Convertible Note on the date of such prepayment (such greater amount, the “Prepayment Amount”). Also, the 2024 Convertible Notes are prepayable in whole but not in part at the Prepayment Amount: (A) from October 29, 2019 through October 29, 2021 only upon a change in control or a liquidation of us, or (B) from October 29, 2021 until the 2024 Convertible Note Maturity Date, in each case on at least ten (10) days’ prior written notice to the holder.

Additionally, the GSO/BTO Affiliates are parties to the Second Lien Term Loan Facility as described in Item 7 above.

The Private Placement

On October 29, 2018, we completed a private placement of 10,000,000 shares of common stock to certain members of management, including Jason Rabin, our CEO, affiliates of Ares and the GSO/BTO Affiliates at $8.00 per share for total consideration of $80.0 million,  of which $25.0 million was received from the GSO/BTO Affiliates (in the aggregate) and Jason Rabin. Additionally, in connection with and in consideration of the GSO/BTO Affiliates entering into the Second Lien Term Facility and providing loans to us thereunder, we issued to the GSO/BTO Affiliates 23,094,501 shares of common stock for no additional consideration in a private placement (together, the “Private Placement”).

Stockholder Agreement

On October 29, 2018, TCP Denim, LLC, Tengram Capital Partners Fund II, L.P., Tengram Capital Partners Gen2 Fund, L.P., Tengram Capital Associates, LLC and RG II Blocker, LLC (collectively, with TCP Denim, LLC, Tengram Capital Partners Fund II, L.P., Tengram Capital Partners Gen2 Fund, L.P. and Tengram Capital Associates, LLC, the “Tengram Stockholders”) entered into a stockholder agreement (the “Stockholder Agreement”) by and among the Tengram Stockholders, the Company, the GSO/BTO Affiliates,  (together with the Tengram Stockholders, the “Stockholders”). The Stockholder Agreement contains a number of agreements and restrictions with respect to our securities held by the Stockholders and our obligations.

Pursuant to the Stockholder Agreement, our Board of Directors will have eight members. For so long as the Tengram Stockholders beneficially own (i) at least 50% of the shares held by the Tengram Stockholders on a fully diluted basis as of October 29, 2018, the Tengram Stockholders may nominate two directors to our Board of Directors; and (ii) at least 5% of the shares held by the Tengram Stockholders on a fully diluted basis as of October 29, 2018, the Tengram Stockholders may nominate one director to our Board of Directors. The Tengram Stockholders appointed directors are Mr. Eby and Mr. Sweedler (collectively, with their respective successors and replacements, the “Tengram Directors”). Similarly, for so long as the GSO/BTO Affiliates beneficially own (i) at least 50% of the shares held by the GSO/BTO Affiliates on a fully diluted basis as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates) may nominate two directors to our Board of Directors; and (ii) at least 5% of the shares held by the GSO/BTO Affiliates on a fully diluted basis as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates) may nominate one director to our Board of Directors. The GSO/BTO Affiliates appointed directors are Randall Kessler and Robert Petrini (collectively, with their respective successors and replacements, the “GSO Directors”). The Stockholders also agreed to cause the removal of the GSO Directors upon the request of GSO Capital Partners LP and the Tengram Directors upon the request of the Tengram Stockholders. Upon the written request of the Tengram Stockholders to GSO (on behalf of the GSO/BTO Affiliates) or to the Tengram Stockholders, respectively, to remove one of our independent directors, the Stockholders will use their best efforts to cause such independent director to be removed as one of our directors.

Subject to the qualifications discussed below, the Nominating and Governance Committee will consist of one member appointed by the Tengram Stockholders, one member appointed by GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates), and one independent director. For so long as the Tengram Stockholders beneficially own at least 5% of the outstanding shares of our common stock on a fully diluted basis held by the Tengram Stockholders as of October 29, 2018, the Tengram Stockholders may nominate one member of the Nominating Committee. For so long as the GSO/BTO Affiliates beneficially own at least 5% of the outstanding shares of common stock of the Company on a fully diluted basis held by the GSO/BTO Affiliates as of October 29, 2018, GSO Capital Partners LP (on behalf of the GSO/BTO Affiliates) may nominate one member of the Nominating Committee.

The Stockholders agreed that they will not support the election of any independent director unless that individual is mutually acceptable to the Tengram Stockholders and the GSO/BTO Affiliates and to support the election of our Chief Executive Officer to the Board of Directors.

The Stockholders also agreed that, prior to the “Restriction Expiration Time,” which is defined as the earliest to occur of October 29, 2020, the date of a change of control of the Centric Brands Inc. and otherwise by agreement between us and the Stockholders, subject to certain limited exceptions described in the Stockholder Agreement, the Stockholders may not transfer their shares of common stock or securities convertible into common stock (the “Restriction Shares”) or enter into voting arrangement or grant a proxy on their Restriction Shares other than in accordance with the Stockholder Agreement.

The Tengram Stockholders also granted each of Ares and HPS Investment Partners, LLC a lockup on the Tengram Stockholders’ holdings of common stock prior to the Restriction Expiration Time, subject to certain limited exceptions described therein.

The Stockholders agreed to grant the other Stockholders a binding right of first offer on the sale of their holdings of common stock until October 29, 2020 (subject to certain limited exceptions). Also, the Stockholders agreed to give the Company prior written notice of the transfer of Restricted Securities prior to certain transfers of such Restricted Securities.

Registration Rights Agreement

On October 29, 2018, in connection with the GBG Acquisition, we entered into a registration rights agreement with the GSO/BTO Affiliates (the “GSO RRA”). Also on such date, we entered into a registration rights agreement with Ares and its certain of its affiliates (the “Ares RRA”, and, together with the GSO RRA, the “RRAs”). Pursuant to the RRAs, and subject to the limitations described therein, the Company will provide certain demand and piggy back registration rights with respect to shares of our common stock (or securities convertible into common stock) held by the GSO/BTO Affiliates and by Ares and its affiliates who hold our securities.

Additionally, pursuant to Jason Rabin’s subscription agreement with us to purchase common stock in the Private Placement, dated as of October 29, 2018, we agreed to provide certain piggy back registration rights with respect to shares of common stock (or securities convertible into common stock) held by Mr. Rabin.

Conversion

On October 29, 2018, (i) fifty thousand (50,000) shares of the Company’s Series A Preferred Stock were converted at the election of the holders hereof into 5,852,142 shares of common stock in accordance with the terms of the Series A Preferred Stock, and (ii) 4,587,964 shares of the Company’s Series A-1 Preferred Stock were converted at the election of the holders thereof into 4,951,177 shares of common stock in accordance with the terms of the Series A-1 Preferred Stock (such conversions, the “Conversion”).

Management Incentive Plan

On October 29, 2018, we entered into a letter agreement with the GSO/BTO Affiliates (the “MIP Letter”). Under the MIP Letter, we agreed to create a new stock incentive compensation plan for the amount of 1,776,500 shares of our common stock (the “MIP Plan”), which will be allocated by a Special Committee of the Board of Directors in accordance with the Stockholder Agreement (such shares of common stock, the “Special Equity Allocation Pool”). The parties to the MIP Letter and are in the process of finalizing an amendment to the MIP Letter, pursuant to which we expect the shares to be allocated under our existing 2016 Stock Incentive Plan instead of a newly created plan and such grants would be subject to the same terms as the 2016 Stock Incentive Plan.  Upon the forfeit of any awards granted at the direction of the Special Committee under the 2016 Stock Incentive Plan, we expect to issue the equivalent amount of shares of common stock to GSO for no additional consideration.

Director Independence

Currently, the following seven out of eight members of our Board of Directors are considered “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC:

•	Matthew Eby;
•	Randall Kessler;
•	Glenn Krevlin;
•	Walter McLallen;
•	Robert Petrini.
•	Kent Savage; and
•	William Sweedler

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
•

a director who accepted, or who has a family member who accepted, any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service, compensation paid to a family member who is an employee (other than an executive officer) of the Company, benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;
•

a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs;
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

There are no current transactions with members of the Board of Directors that needed to be considered for any impact on the respective member’s independence. All current members of our Audit Committee, Compensation Committee and Nominating and Governance Committee are considered to be independent based on the applicable rules of NASDAQ and the SEC. The remaining member of our Board, Mr. Rabin, is not considered independent because he is employed by the Company as its Chief Executive Officer.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the aggregate fees billed by CohnReznick, our current independent registered public accounting firm for professional services rendered in Fiscal 2018 and Fiscal 2017.

	Year ended December 31,
	2018	2017
Audit Fees (1)	$955,000	$434,000
Audit-Related Fees (2)	286,000	—
Tax Fees (3)	130,000	130,000
All Other Fees	—	—
Total	$1,371,000	$564,000

(1)

Audit fees consist of professional services rendered in connection with the audits of our annual financial statements set forth in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2018 and 2017, respectively, and the review of our unaudited quarterly financial statements in (i) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018 (ii) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017.

(2)	Audit-related fees consist of fees for services performed in connection with the Company’s acquisitions and financings.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires the Audit Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee approves such services on an on-going basis prior to the incurrence of any such audit and non-audit services. The Audit Committee pre-approved all of the audit and non-audit services rendered by CohnReznick listed above.

The Audit Committee has determined that the services provided by CohnReznick were compatible with maintaining CohnReznick’s independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this Annual Report:

1 and 2. Financial Statements

(b)	3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S‑K)

Exhibit Number	Description	Document if Incorporated by Reference
2.1*	Agreement and Plan of Merger, dated as of September 8, 2015, by and among RG Parent, LLC, JJ Merger Sub LLC and Joe’s Jeans Inc.	Exhibit 2.1 to Current Report on Form 8‑K filed on September 9, 2015
2.2*	Amended and Restated Agreement and Plan of Merger, effective as of September 8, 2015, by and among RG Parent LLC, JJ Merger Sub LLC and Joe’s Jeans Inc.	Exhibit 2.4 to Amendment No. 1 to Registration Statement on Form S-4/A filed on December 7, 2015 (Registration No. 333-207777)
2.3*	Joe’s IP Asset Purchase Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc., Joe’s Holdings LLC and Sequential Brands Group, Inc.	Exhibit 2.2 to Current Report on Form 8-K filed on September 9, 2015
2.4*	Joe’s Operating Asset Purchase Agreement, dated as of September 8, 2015, by and between Joe’s Jeans Inc. and GBG USA Inc.	Exhibit 2.3 to Current Report on Form 8-K filed on September 9, 2015
2.5*	First Amendment to Asset Purchase Agreement, dated as of January 28, 2016, by and between the Company and GBG USA Inc.	Exhibit 2.1 to Current Report on Form 8-K filed on February 3, 2016
2.6*

Purchase Agreement, dated as of July 18, 2016, by and among Differential Brands Group, Inc., DFBG Swims LLC, each shareholder of SWIMS AS signatory thereto and set forth in Exhibit A thereto, Øystein Alexander Eskeland and Atle Søvik, acting jointly as the representatives of the Sellers named therein, and, for certain limited purposes, TCP Denim, LLC, TCP RG, LLC, and TCP RG II, LLC

Exhibit 2.1 to Current Report on Form 8-K filed on July 19, 2016
2.7*	Purchase and Sale Agreement, dated as of June 27, 2018, by and among Global Brands Group Holding Limited, GBG USA Inc. and Differential Brands Group Inc.	Exhibit 2.1 to Current Report on Form 8-K filed on July 3, 2018
2.8*	Omnibus Closing Letter Agreement, dated as of October 29, 2018, by and among Global Brands Group Holding Limited, GBG USA Inc. and Differential Brands Group Inc.	Exhibit 2.2 to Current Report on Form 8-K filed on November 2, 2018
3.1	Certificate of Incorporation of Centric Brands Inc., as amended	Filed herewith
3.2	Second Amended and Restated Bylaws of Differential Brands Group Inc., adopted as of May 15, 2019	Filed herewith
3.3	Certificate of Designation of 10.0% Series A Convertible Preferred Stock of Differential Brands Group Inc.	Exhibit 4.2 to Current Report on Form 8-K filed on January 29, 2016
3.4	Certificate of Designation of 10.0% Series A-1 Convertible Preferred Stock of Differential Brands Group Inc.	Exhibit 3.1 to Current Report on Form 8‑K filed on January 19, 2018
4.1	Specimen Common Stock Certificate of Centric Brands Inc.	Exhibit 4.3 to Current Report on Form 8-K filed on November 2, 2018
4.2	Form of Subordinated Convertible Note of Differential Brands Group Inc. Issued In Connection with the Rollover Agreement	Exhibit 4.3 to Current Report on Form 8‑K filed on January 29, 2016
4.3	Form of Common Stock Purchase Warrant Issued in Connection with Purchase Agreement, dated July 18, 2016	Exhibit 4.1 to Current Report on Form 8-K filed on July 19, 2016
4.4	Form of Common Stock Purchase Warrant Issued to Tengram Capital Partners Fund II, L.P. on July 18, 2016	Exhibit 4.2 to Current Report on Form 8-K filed on July 19, 2016
4.5	Form of Convertible Promissory Note Issued to Tengram Capital Fund II, L.P., dated July 18, 2016	Exhibit 4.3 to Current Report on Form 8-K filed on July 19, 2016
4.6	Amendment No. 1 to Convertible Promissory Note Issued to Tengram Capital Fund II, L.P, dated January 18, 2017	Exhibit 4.1 to Current Report on Form 8-K filed on January 24, 2017

Exhibit Number	Description	Document if Incorporated by Reference
4.7	Amendment No. 2 to Convertible Promissory Note Issued to Tengram Capital Fund II, L.P, dated July 18, 2017	Exhibit 4.1 to Current Report on Form 8-K filed on July 20, 2017
4.8	Form of Subordinated Convertible Note of Differential Brands Group Inc., dated October 29, 2018	Exhibit 4.1 to Current Report on Form 8-K filed on November 2, 2018
4.9	Subordinated Convertible Promissory Notes Guaranty Agreement, dated as of October 29, 2018, by and among the Company and the Guarantors party thereto.	Exhibit 4.2 to Current Report on Form 8-K filed on November 2, 2018
10.1**	Amended and Restated 2004 Stock Incentive Plan	Exhibit A to Definitive Proxy Statement on Schedule 14A filed on September 19, 2011
10.2**	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8‑K filed on February 17, 2012
10.3**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.30 to the Annual Report on Form 10‑K for the year ended November 30, 2011 filed on February 28, 2012
10.4	Stock Purchase Agreement, dated as of September 8, 2015, by and between TCP Denim, LLC and Joe’s Jeans Inc.	Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S‑4/A filed on December 7, 2015 (Registration No. 333‑207777)
10.5	Rollover Agreement, dated as of September 8, 2015, by and among Joe’s Jeans Inc. and the noteholders party thereto.	Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S‑4/A filed on December 7, 2015 (Registration No. 333‑207777)
10.6	Registration Rights Agreement, dated as of January 28, 2016, by and among Differential Brands Group Inc. and the investors named therein	Exhibit 10.1 to the Current Report on Form 8‑K filed on January 29, 2016
10.7	Amendment No. 1 to Registration Rights Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc. and the investors thereto	Exhibit 10.15 to Current Report on Form 8-K filed on November 2, 2018
10.8**	Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2016
10.9**	Form of Restricted Stock Unit Award for Employees and Consultants under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.14 to the Annual Report on Form 10‑K for the year ended December 31, 2016 filed on March 30, 2017
10.10**	Form of Performance Stock Unit Award under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.15 to the Annual Report on Form 10‑K for the year ended December 31, 2016 filed on March 30, 2017
10.11**	Form of Restricted Stock Unit Award for Non-Employee Directors under Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan	Exhibit 10.16 to the Annual Report on Form 10‑K for the year ended December 31, 2016 filed on March 30, 2017
10.12**	Amendment to Differential Brands Group Inc. 2016 Stock Incentive Compensation Plan, dated October 29, 2018	Exhibit 10.2 to Current Report on Form 8-K filed on November 2, 2018
10.13**	Employment Agreement, dated as of January 28, 2016, by and between the Differential Brands Group Inc. and Michael Buckley.	Exhibit 10.44 to the Annual Report on Form 10-K filed on February 29, 2016
10.14**	Employment Agreement, dated as of January 30, 2017, by and between Differential Brands Group Inc. and Bob Ross	Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2017
10.15**	Employment Agreement, dated as of October 29, 2018, by and between Differential Brands Group Inc. and Jason Rabin	Exhibit 10.17 to Current Report on Form 8-K filed on November 2, 2018
10.16**	Employment Agreement, dated as of October 30, 2018, by and between Centric Brands Inc. and Anurup Pruthi	Exhibit 10.11 to Current Report on Form 8-K filed on November 9, 2018

Exhibit Number	Description	Document if Incorporated by Reference
10.17**	Separation Agreement, dated as of October 29, 2018, by and between Differential Brands Group Inc. and Michael Buckley	Exhibit 10.19 to Current Report on Form 8-K filed on November 2, 2018
10.18**	Separation Agreement, dated as of April 9, 2019, by and between Centric Brands Inc. and Bob Ross	Exhibit 10.2 to Current Report on Form 8-K filed on April 15, 2019
10.19	Amended and Restated Deferred Purchase Factoring Agreement, dated January 28, 2016, by and among The CIT Group/Commercial Services, Inc., Robert Graham Designs, LLC, and Hudson Clothing Holdings, Inc.	Exhibit 10.46 to the Annual Report on Form 10-K filed on February 29, 2016
10.20

Joinder to and Modification of the Amended and Restated Deferred Purchase Factoring Agreement, entered into on November 28, 2016, between DFBG Swims, LLC, Robert Graham Designs, LLC, Hudson Clothing LLC and The CIT Group/Commercial Services, Inc.

Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2016
10.21	Deferred Purchase Factoring Agreement, dated October 29, 2018, by and among The CIT Group/Commercial Services, Inc., Differential Brands Group Inc. and its subsidiaries party thereto	Filed herewith
10.22*

First Lien Credit Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc., as borrower, the lenders party thereto, Ares Capital Corporation, as Joint Lead Arranger, Bookrunner and Administrative Agent, ACF Finco I LP, as revolving agent and collateral agent, and HPS Investment Partners, LLC, as Joint Lead Arranger, Bookrunner and Documentation Agent

Exhibit 10.1 to Current Report on Form 8-K filed on November 2, 2018
10.23*	First Lien Collateral Agreement, dated as of October 29, 2018, by and among ACF Finco I LP, as First Lien Collateral Agent, Differential Brands Group Inc. and certain of its subsidiaries.	Exhibit 10.2 to Current Report on Form 8-K filed on November 2, 2018
10.24*	First Lien Guaranty Agreement, dated as of October 29, 2018, by and among Ares Capital Corporation, as Administrative Agent, Differential Brands Group Inc. And certain of its subsidiaries.	Exhibit 10.3 to Current Report on Form 8-K filed on November 2, 2018
10.25*

Amendment No. 1 and Waiver dated April 17, 2019, to First Lien Credit Agreement dated October 29, 2018, by and among Differential Brands Group Inc., the lenders party thereto, Ares Capital Corporation, as Joint Lead Arranger, Bookrunner and Administrative Agent, ACF Finco I LP, as revolving agent and collateral agent, and HPS Investment Partners, LLC, as Joint Lead Arranger, Bookrunner and Documentation Agent.

Exhibit 10.1 to Current Report on Form 8-K filed on April 17, 2019
10.26*

Second Lien Credit Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc., as borrower, the lenders party thereto, and U.S. Bank National Association, as Administrative Agent and Collateral Agent.

Exhibit 10.4 to Current Report on Form 8-K filed on November 2, 2018
10.27*

Second Lien Collateral Agreement, dated as of October 29, 2018, by and among U.S. Bank National Association, as Second Lien Collateral Agent, Differential Brands Group Inc. and certain of its subsidiaries.

Exhibit 10.5 to Current Report on Form 8-K filed on November 2, 2018

Exhibit Number	Description	Document if Incorporated by Reference
10.28*	Second Lien Guaranty Agreement, dated as of October 29, 2018, by and among U.S. Bank National Association, as Administrative Agent, Differential Brands Group Inc. and certain of its subsidiaries.	Exhibit 10.6 to Current Report on Form 8-K filed on November 2, 2018
10.29

Amendment No. 1 and Waiver dated April 17, 2019, to Second Lien Credit Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent and Collateral Agent.

Exhibit 10.2 to Current Report on Form 8-K filed on April 17, 2019
10.30*

Receivables Purchase Agreement dated as of October 29, 2018, by and among Spring Funding, LLC, as seller, the purchasers from time to time party thereto, PNC Bank, National Association, as Administrative Agent, Differential Brands Group Inc., as initial Servicer, and PNC Capital Markets LLC, as Structuring Agent.

Exhibit 10.7 to Current Report on Form 8-K filed on November 2, 2018
10.31*

Second Amendment dated April 25, 2019, to the Receivables Purchase Agreement, dated as of October 29, 2018, by and among Spring Funding, LLC, as seller, the purchasers from time to time party thereto, PNC Bank, National Association, as Administrative Agent, Differential Brands Group Inc., as initial Servicer, and PNC Capital Markets LLC, as Structuring Agent.

Exhibit 10.2 to Current Report on Form 8-K filed on April 29, 2019
10.32*

Purchase and Sale Agreement, dated as of October 29, 2018, among certain subsidiaries of Differential Brands Group Inc., as Originators, and Spring Funding, LLC, a wholly owned, bankruptcy-remote special purpose subsidiary of Differential Brands Group Inc., as Buyer

Exhibit 10.8 to Current Report on Form 8-K filed on November 2, 2018
10.33*

Second Amendment dated April 25, 2019, to Purchase and Sale Agreement, dated as of October 29, 2018, among certain subsidiaries of Differential Brands Group Inc., as Originators, and Spring Funding, LLC, a wholly owned, bankruptcy-remote special purpose subsidiary of Differential Brands Group Inc., as Buyer.

Exhibit 10.1 to Current Report on Form 8-K filed on April 29, 2019
10.34	Form of Subscription Agreement for the Issuance of Common Stock dated as of October 29, 2018	Exhibit 10.9 to Current Report on Form 8-K filed on November 2, 2018
10.35

Form of Subscription Agreement for the Issuance of Common Stock and Convertible Notes to GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman)—NQ – ESC L.P.

Exhibit 10.10 to Current Report on Form 8-K filed on November 2, 2018
10.36

Form of Subscription Agreement for the Issuance of Common Stock to GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman)—NQ – ESC L.P.

Exhibit 10.11 to Current Report on Form 8-K filed on November 2, 2018

Exhibit Number	Description	Document if Incorporated by Reference
10.37

Stockholder Agreement by and among Differential Brands Group Inc., TCP Denim, LLC, Tengram Capital Partners Fund II, L.P., Tengram Capital Partners Gen2 Fund, L.P., Tengram Capital Associates, LLC, RG II Blocker, LLC, GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman)—NQ – ESC L.P., dated as of October 29, 2018

Exhibit 10.12 to Current Report on Form 8-K filed on November 2, 2018
10.38

Registration Rights Agreement, dated as of October 29,2018, by and among Differential Brands Group Inc. and GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) – NQ – ESC L.P.

Exhibit 10.13 to Current Report on Form 8-K filed on November 2, 2018
10.39	Registration Rights Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc. and the investors party thereto.	Exhibit 10.14 to Current Report on Form 8-K filed on November 2, 2018
10.40

Letter Agreement dated October 29, 2018 by and among Differential Brands Group Inc., GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguille des Grand Montets Fund II LP, GSO Credit Alpha II (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Legend Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman)—NQ – ESC L.P.

Exhibit 10.20 to Current Report on Form 8-K filed on November 2, 2018
14	Code of Business Conduct and Ethics of Centric Brands Inc.	Exhibit 14 to Current Report on Form 8-K filed on November 2, 2018
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm CohnReznick LLP	Filed herewith
24.1	Power of Attorney	Included on signature page hereto
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002***	Furnished herewith

Exhibit Number	Description	Document if Incorporated by Reference
101.1

The following materials from Differential Brands Group Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017, (iii) Consolidated Statements of Equity for the years ended December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements

Filed herewith

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

CENTRIC BRANDS INC.

By:	/s/ Jason Rabin
Jason Rabin
Chief Executive Officer and Director (Principal
Executive Officer)

By:	/s/ Anurup Pruthi
Anurup Pruthi
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jason Rabin Jason Rabin	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2019

/s/ Anurup Pruthi Anurup Pruthi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 15, 2019

/s/ William Sweedler William Sweedler	Chairman of the Board of Directors	May 15, 2019

/s/ Matthew Eby Matthew Eby	Director	May 15, 2019

/s/ Randall Kessler Randall Kessler	Director	May 15, 2019

/s/ Glenn Krevlin Glenn Krevlin	Director	May 15, 2019

/s/ Walter McLallen Walter McLallen	Director	May 15, 2019

/s/ Robert Petrini Robert Petrini	Director	May 15, 2019

/s/ Kent Savage	Director	May 15, 2019
Kent Savage