Form 10-Q
period 2019-03-31
Centric Brands Inc.
filed 2019-05-20
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:  000-18926

CENTRIC BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒	Emerging growth company ☐
Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 20, 2019 was 58,542,641.

CENTRIC BRANDS INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$25,218	$29,519
Accounts receivable, net	26,373	27,910
Sold receivables, net	13,516	33,825
Inventories	294,243	342,952
Prepaid expenses and other current assets	76,641	48,378
Total current assets	435,991	482,584
Property and equipment, net	92,763	93,044
Goodwill	376,132	376,132
Intangible assets, net	878,055	897,470
Operating lease right-of-use assets	209,715	—
Other assets	9,320	9,725
Total assets	$2,001,976	$1,858,955

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$485,207	$525,863
Current portion of operating lease liabilities	23,155	—
Current portion of long-term debt	18,929	11,602
Revolving credit facilities	40,000	—
Total current liabilities	567,291	537,465
Convertible notes	37,310	36,235
Long-term debt, net of current portion	1,195,904	1,195,297
Deferred income taxes, net	1,986	—
Operating lease liabilities	193,782	—
Other non-current liabilities	1,012	6,581
Total liabilities	1,997,285	1,775,578

Commitments and contingencies
Equity
Common stock, $0.10 par value: 100,000 shares authorized, 58,570 and 58,364 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5,857	5,836
Additional paid-in capital	221,522	218,240
Accumulated other comprehensive income	361	487
Accumulated deficit	(223,049)	(141,186)
Total equity	4,691	83,377
Total liabilities and equity	$2,001,976	$1,858,955

The accompanying notes are an integral part of these condensed consolidated financial statements

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2019	2018
Net sales	$528,897	$38,818
Cost of goods sold	409,951	22,563
Gross profit	118,946	16,255
Operating expenses
Selling, general and administrative	113,165	15,348
Depreciation and amortization	22,956	1,463
Other operating expense, net	17,098	—
Total operating expenses	153,219	16,811
Operating loss	(34,273)	(556)
Other expense, net
Interest expense	46,013	2,215
Other (income) expense, net	(42)	(1)
Total other expense, net	45,971	2,214
Loss before income taxes	(80,244)	(2,770)
Income tax provision	1,619	1,315
Net loss	$(81,863)	$(4,085)

Net loss attributable to common stockholders	$(81,863)	$(5,847)

Net loss	$(81,863)	$(4,085)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(126)	763
Other comprehensive income (loss)	(126)	763
Comprehensive loss	$(81,989)	$(3,322)

Loss per common share - basic
Loss per common share - basic	$(1.40)	$(0.43)

Loss per common share - diluted
Loss per common share - diluted	$(1.40)	$(0.43)

Weighted average shares outstanding
Basic	58,548	13,550
Diluted	58,548	13,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, unaudited)

								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2018, as previously reported	13,488	$1,349	50	$5	—	—	$61,314	$271	$(18,196)	$44,743
Impact of change in accounting policy	—	—	—	—	—	—	—	—	775	775
Adjusted balance at January 1, 2018	13,488	$1,349	50	$5	—	—	$61,314	$271	$(17,421)	$45,518

Issuance of Series A-1 convertible preferred stock	—	—	—	—	4,588	459	13,305	—	—	13,764
Stock-based compensation	—	—	—	—	—	—	637	—	—	637
Issuance of common stock, net of taxes withheld	111	11	—	—	—	—	(64)	—	—	(53)
Foreign currency translation	—	—	—	—	—	—	—	763	—	763
Net loss	—	—	—	—	—	—	—	—	(4,085)	(4,085)
Balance, March 31, 2018	13,599	$1,360	50	$5	4,588	$459	$75,192	$1,034	$(21,506)	$56,544

Balance at January 1, 2019	58,364	$5,836	—	$—	—	$—	$218,240	487	$(141,186)	$83,377
Issuance of common stock, net of taxes withheld	206	21	—	—	—	—	(114)	—	—	(93)
Stock-based compensation	—	—	—	—	—	—	3,396	—	—	3,396
Foreign currency translation	—	—	—	—	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	—	(81,863)	(81,863)
Balance, March 31, 2019	58,570	$5,857	—	$—	—	$—	$221,522	$361	$(223,049)	$4,691

The accompanying notes are an integral part of these condensed consolidated financial statements

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations	$(81,863)	$(4,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,956	1,463
Amortization of deferred financing costs and discounts	4,392	289
Paid-in-kind interest	5,184	437
Stock-based compensation	3,396	637
Amortization of inventory step up	8,781	—
Amortization of lease expense	5,993	—
Other non-cash adjustments	1,263	98
Deferred income taxes, net	1,986	523
Changes in operating assets and liabilities:
Accounts receivable, net	(284,890)	(145)
Operating lease liability	(5,512)	—
Inventories	40,234	(2,365)
Prepaid expenses and other assets	(29,212)	(628)
Accounts payable and accrued expenses	(36,476)	(416)
Other liabilities	(3,348)	317
Net cash used in operating activities	(347,116)	(3,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Collections of sold receivables	307,279	—
Purchases of property and equipment	(3,899)	(439)
Net cash provided by (used in) investing activities	303,380	(439)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(938)
Proceeds from line of credit, net	39,685	1,379
Taxes paid in lieu of shares issued for stock-based compensation	(93)	(53)
Net cash provided by financing activities	39,592	388

Effect of exchange rate changes on cash and cash equivalents	(157)	7

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,301)	(3,919)

CASH AND CASH EQUIVALENTS, at beginning of period	29,519	8,250
CASH AND CASH EQUIVALENTS, at end of period	$25,218	$4,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$34,170	$3,021
Income taxes paid	$—	$6

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property and equipment	$63	$101
Beneficial interest obtained in exchange for securitized trade receivables	$276,668	$—
Conversion of short-term convertible notes	$—	$13,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands (unless otherwise indicated) except share and per share data)

(unaudited)

1.    Business Description and Basis of Presentation

Centric Brands Inc. (“Centric” or the “Company”) is a leading lifestyle brands collective, bringing together creative minds from the worlds of fashion and commerce, sourcing, technology, marketing, digital and entertainment. The Company designs, produces, merchandises, manages, and markets kidswear, accessories, and men’s and women’s apparel under owned, licensed and private label brands. The Company’s distinctive image has been developed across an expanding number of products, brands, sales channels and markets. Company owned brands include Hudson®, Robert Graham®, and SWIMS® (the “Owned Brands”). Additionally, the Company licenses brands or makes private label brands which are sold in various product categories primarily in North America. Licensed brands include Calvin Klein®, Tommy Hilfiger®, Nautica®, Under Armour®, BCBG®, Buffalo Jeans®, Joe’s Jeans®, and Michael Kors®. Centric and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our,” and “ourselves,” unless the context indicates otherwise.

On October 29, 2018, the Company acquired from Global Brands Group Holding Limited’s (“GBG”) and GBG USA Inc., a wholly-owned subsidiary of GBG (“GBG USA”) a significant part of GBG’s North American business (“GBG Acquisition”), including the wholesale, retail and e-commerce operations comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses (the “GBG Business”). Effective upon the consummation of the GBG Acquisition, the Company changed its name from Differential Brands Group Inc. to Centric Brands Inc. and changed its trading symbol on NASDAQ from DFBG to CTRC.

Prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Subsequent to the GBG Acquisition, the Company implemented organizational changes that have impacted the manner in which it manages the Company. Accordingly, the Company realigned its business into the following three reportable segments: Kids, Accessories and Men’s & Women’s Apparel. See “Note 15 – Segment Information.”

The Company continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 10-K”) filed on May 16, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position,  its results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019 or for any other interim period. The December 31, 2018 consolidated balance sheet is condensed from the audited financial statements as of that date.

The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

2.    Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in “Note 2 - Summary of Significant Accounting Policies” of the consolidated financial statements in the 2018 10-K.

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

Effective January 1, 2018, wholesale revenues are recorded when a contract with the customer is agreed to by both parties and product has been transferred, which generally occurs at the point of shipment from the Company’s warehouse, and recorded at the transaction price based on the amount the Company expects to receive. Collection is probable as the majority of shipments occur to reputable credit worthy businesses and through factored relationships which guarantee payment. Estimated reductions to revenue for customer allowances are recorded based upon history as a percentage of sales and current outstanding chargebacks. The Company may allow for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated based on historical experience and also specific claims filed by the customer. Beginning January 1, 2018, a refund liability is included in accounts payable and accrued expenses within the accompanying condensed consolidated balance sheet, which was previously recorded net of accounts receivable. Also, effective January 1, 2018, the Company records a return asset receivable in prepaid expenses and other current assets within the accompanying condensed consolidated balance sheet. Prior to January 1, 2018, inventory expected to be returned was recorded within inventories. The return asset receivable is evaluated for impairment each period. The Company recorded a decrease of $0.6 million to opening accumulated deficit as of January 1, 2018 to record the return asset receivable and related impairment charge.

Retail store revenue is recognized at the time the customer takes possession of the related merchandise. Revenue for ecommerce sales of products ordered through the Company’s retail internet sites are recognized at the point of shipment to the customer. Prior to January 1, 2018, revenue for ecommerce sales was recorded at the point of delivery to the customer. The Company recorded an immaterial adjustment to increase the opening accumulated deficit as of January 1, 2018, to reflect the impact on ecommerce shipments from adopting ASC 606. Ecommerce revenue was reduced by an estimate for returns based on the historical rate of return as a percent of sales. Retail store revenue and ecommerce revenue exclude sales taxes collected from the customer.

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

Amounts related to shipping and handling that are billed to customers are considered to be activities to fulfill a promise to transfer the goods and are reflected in net sales, and the related costs are reflected in cost of goods sold within the accompanying condensed consolidated statements of operations and comprehensive loss. This accounting treatment is consistent with the Company’s treatment of shipping and handling revenue prior to January 1, 2018.

The adoption of ASC 606 had no net impact on the Company's condensed consolidated statement of cash flows for the year ended December 31, 2018.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and factored accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The policy is designed to limit exposure to any one institution. Periodic evaluations are performed of the relative credit rating of those financial institutions that are considered in the Company’s investment strategy. The vast majority of trade receivables from sales to customers are subsequently sold to a financial institution pursuant to a trade receivables securitization facility. The sale of trade receivables are made on a recourse basis however are guaranteed through credit insurance purchased from an unrelated financial institution. When insured, the Company is not at risk if a customer fails to pay. For trade receivables not sold to a financial institution, the Company generally does not require collateral. As of March 31, 2019, the net deferred purchase price of trade receivables sold pursuant to the RPA (as defined below) totaled $13.5 million. The RPA was not in place as of March 31, 2018.  See “Note 4 –Accounts Receivables.”

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

For the three months ended March 31, 2019 and 2018, sales to customers or customer groups representing 10 percent or greater of net sales for such period are as follows:

	Three Months Ended March 31,
	2019	2018
Customer A	15%	—%
Customer B	13%	—%

Financial Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 842, Leases (“ASC 842”), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 as of January 1, 2019, using the modified retrospective approach. The Company elected the ‘comparatives under ASC 840 option’ as a transitional practical expedient, which allows the Company to initially apply the new lease requirements at the effective date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. It also allows the Company to report comparative periods in the financial statements under previous GAAP under ASC 840, Leases (“ASC 840”). The Company also elected the ‘package of practical expedients’ permitted under the transition guidance, which allowed the Company to (i) carry forward the historical lease classification, (ii) forgo reassessment of whether any expired or existing contracts contain leases, and (iii) forgo reassessment of whether any previously unamortized initial direct costs continue to meet the definition of initial direct costs under ASC 842. However, any initial direct costs after the effective date will be included within the ROU asset under ASC 842. The Company did not elect the ‘hindsight’ practical expedient to reassess the lease term for existing leases.

For the accounting policy practical expedients, the Company elected the short-term lease exemption, under which any lease less than 12 months is excluded from recognition on the balance sheet. The Company elected not to recognize ROU assets and lease liabilities for short term leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Additionally, the Company elected the non-separation of lease and non-lease components, and as a result, the Company does not need to account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs) for all leases.

The adoption of ASC 842 resulted in the recognition of ROU assets of $214.0 million with corresponding lease liabilities of $220.7 million. As a result of adopting the standard, $6.7 million of pre-existing liabilities for deferred rent, unfavorable leases and various lease incentives were reclassified as a component of the ROU assets.

There was no adjustment to the opening balance of retained earnings upon adoption of ASC 842 given the nature of the impacts and the other transition practical expedients elected by the Company. Adoption of ASC 842 impacted the Company’s results on January 1, 2019, as follows (in thousands):

		Adjustments due
	December 31, 2018	to ASC 842	January 1, 2019
Operating lease right-of-use assets (1) (2) (4)	$—	$214,000	$214,000

Current portion of operating lease liabilities (3)	—	20,883	20,883
Accounts payable and accrued expenses (1)	525,863	(367)	525,496
Operating lease liabilities (3)	—	199,857	199,857
Other non-current liabilities (4)	6,581	(6,373)	208
Total	$532,444	$214,000	$746,444

(1)	Represents the reclassification of deferred rent, unfavorable leases and lease incentives to operating lease right-of-use assets.
(2)	Represents capitalization of operating lease assets.
(3)	Represents recognition of operating lease liabilities.
(4)	Represents reclassification of deferred rent, unfavorable leases and lease incentives to operating lease right-of-use assets.

The standard did not materially impact the Company’s consolidated net earnings and had no material impact on the condensed consolidated statement of cash flows. For further information regarding leases, see “Note 10 - Leases.”

Leases

In general, leases are evaluated and classified as either operating or finance leases. The Company has finance leases, however, finance leases are not material to the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss or condensed consolidated statement of cash flows.

The Company’s operating leases are included in operating lease right-of-use (“ROU”)  assets, accounts payable and accrued expenses, and non-current lease liabilities on the condensed consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on information available at the date of adoption in calculating the present value of its existing lease payments. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases. The operating lease asset also includes any lease payments made and unamortized lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line method over the term of the lease.

Recently Issued Financial Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments, an accounting standards update that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures.  The guidance also modifies the impairment model for available-for-sale debt securities. The update is effective for fiscal years beginning after December 15, 2019 and interim periods within that reporting period.  The Company is currently assessing the potential effects this update may have on its condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective beginning in the first quarter of 2020, with early adoption permitted. The Company is currently assessing the impact of the new guidance.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. The Company is currently assessing the impact of the new guidance.

3.    GBG Acquisition

On October 29, 2018, the Company completed the GBG Acquisition. To finance the acquisition, the Company entered into the Credit Agreements (as defined below). The First Lien Credit Agreement (as defined below) provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million and a senior secured term loan credit facility in an aggregate principal amount of $645.0 million. The Second Lien Credit Agreement (as defined below) provides for a second lien term loan facility in an aggregate principal amount of $668.0 million. See “Note 8 – Debt” for a discussion of the terms of the Credit Agreements.

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

The following table summarizes the allocation of the preliminary purchase price as of October 29, 2018 (in thousands):

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

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed in the GBG Acquisition based on their estimated fair values as of the acquisition date. The fair values of assets acquired and liabilities assumed represent management’s estimate of fair value based on information obtained from various sources, including management’s historical experience. As a result of the fair value assessment, inventory acquired was stepped up to fair value by the amount of $32.4 million. During the three months ended March 31, 2019, we recognized $8.8 million within cost of goods sold related to the stepped up fair value of inventory acquired. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method, the with versus without method,  net realizable value method and the relief from royalty method approach.

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

Unaudited pro forma financial information

The following table presents our unaudited pro forma results for the three months ended March 31, 2018, as if the GBG Acquisition had occurred on January 1, 2018. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-

recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

Three months ended March 31,
2018
(in thousands)
Net sales	$599,121
Cost of goods sold	449,026
Gross margin	150,095
Gross margin % of net sales	25.1%
Operating expenses
Selling, general and administrative	135,288
Depreciation and amortization	23,434
Total operating expenses	158,722
Operating loss	(8,627)
Interest expense	38,113
Gain on contingent consideration	(17,676)
Loss before income taxes	(29,064)
Income tax provision	1,316
Net loss	$(30,380)

The unaudited pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the GBG Acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future periods.

4.    Accounts Receivables

PNC Receivables Facility

In October 2018, in connection with the GBG Acquisition, the Company entered into a three-year trade receivables securitization facility (the “PNC Receivables Facility”) pursuant to (i) a Purchase and Sale Agreement, among certain subsidiaries of the Company, as “Originators,” and Spring Funding, LLC (“Spring”), a wholly owned, bankruptcy-remote special purpose subsidiary of the Company, as “Buyer” (the “PSA”) and (ii) a Receivables Purchase Agreement among Spring, as “Seller”, the Company, as initial “Servicer”, certain purchasers party thereto (the “Purchasers”), PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (the “RPA”). Other subsidiaries of the Company may later enter into the PNC Receivables Facility. At the end of the initial three year term, the Purchasers may elect to renew their commitments under the RPA.

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests (the “Receivables”) to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450.0 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

Accounts receivables consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Insured receivables sold	$347,316	$380,595
Uninsured receivables sold	31,982	43,630
Total receivables sold	379,298	424,225
Purchase price of sold receivables	(341,100)	(364,900)
Allowances and bad debt	(24,682)	(25,500)
Sold receivables, net	13,516	33,825

Accounts receivable, net	$26,373	$27,910

On April 25, 2019, the Company amended the PNC Receivables Facility to, among other things, increase the aggregate commitments under the it; see “Note 16 – Subsequent Events” below for additional information.

5.    Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$262,929	$315,484
Raw materials and work in progress	31,314	27,468
Total inventories	$294,243	$342,952

6.    Intangible Assets and Goodwill

Company’s intangible assets as of March 31, 2019 are comprised of trade names, customer relationships and non-compete agreements. Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite.

Amortization expense related to the intangible assets amounted to approximately $19.5 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

There were no impairment charges recorded related to intangible assets or goodwill during the three months ended March 31, 2019 and 2018.

7.    Commitments and Contingencies

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

8.    Debt

The five-year payment schedule of the Company’s debt as of March 31, 2019 is as follows (in thousands):

	Payment Due by Period							Original
	Remainder of							Issue (Discount)	Carrying
	2019	2020	2021	2022	2023	Thereafter	Total	Premium and Costs, Net	Value
Revolving facility	$40,000	$—	$—	$—	$—	$—	$40,000	$—	$40,000
1L Term Loan	9,674	32,250	32,250	32,250	536,963	—	643,387	(17,168)	626,219
2L Term Loan	—	—	—	—	—	677,888	677,888	(89,274)	588,614
Convertible notes	—	—	18,128	—	—	25,000	43,128	(5,818)	37,310
Total	$49,674	$32,250	$50,378	$32,250	$536,963	$702,888	$1,404,403	$(112,260)	$1,292,143

New Term Loans

On October 29, 2018 (the “GBG Closing Date”), the Company and certain of its subsidiaries entered into a (i) first lien credit agreement with Ares Capital Corporation (“Ares”), as administrative agent, ACF FinCo I LP, as collateral agent, and certain other lenders party thereto (the “First Lien Credit Agreement”) and (ii) second lien credit agreement with U.S. Bank National Association, as administrative agent and collateral agent, and certain lenders party thereto (the “Second Lien Credit Agreement”, and together with the First Lien Credit Agreement, the “Credit Agreements”).

The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which matures on April 29, 2023 (the “New Revolving Facility”) and a senior secured term loan credit facility in an aggregate principal amount of $645.0 million, which matures on October 29, 2023 (the “First Lien Term Loan Facility”, and together with the New Revolving Facility, are collectively referred to herein as “First Lien Facilities”). The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668.0 million, which matures on October 29, 2024 (the “Second Lien Term Loan Facility”, and together with the First Lien Term Loan Facility are collectively referred to herein as the “Term Loan Facilities”). The obligations under the Credit Agreements are guaranteed by certain domestic subsidiaries of the Company and are secured by substantially all assets of the Company and its domestic subsidiaries. Cumulative paid-in-kind interest (“PIK”) under the Credit Agreements totaled $9.9 million as of March 31, 2019.

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Loan Facilities require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2019, the Company was in compliance with these covenants.

The Company incurred debt issuance costs totaling $51.5 million related to the Term Loan Facilities. In accordance with ASU No. 2015-15, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Term Loan Facilities, and are amortized using the effective interest method over the remaining life of the Term Loan Facilities.

The Company used the proceeds from the Credit Agreements to consummate the GBG Acquisition and repay existing debt.

On April 17, 2019, the Company amended its Credit Facilities to, among other things, increase the amount of indebtedness permitted under the First Lien Credit Agreement, increase the size of the New Revolving Facility and amend the Company's consolidated fixed charge ratio covenant; see “Note 16-Subsequent Events” for additional information.

New Revolving Facility

In addition to the First Lien Term Loan, the First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which matures on April 29, 2023 (the “New Revolving Facility”). The amount available to be drawn under the New Revolving Facility is based on the borrowing base values attributed to eligible inventory. There are no scheduled periodic payments under the New Revolving Facility. The obligations under the Credit Agreements, including the New Revolving Facility, are guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”) and are secured by substantially all assets of the Company and its domestic subsidiaries. The availability under the New Revolving Facility as of March 31, 2019 was $110.0 million. Borrowings under the New Revolving Facility as of March 31, 2019 were $40.0 million.

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

The New Revolving Facility, contains customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreements, inclusive of the provisions of the New Revolving Facility, require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2019, the Company was in compliance with these covenants.

The Company incurred debt issuance costs totaling $6.8 million related to the New Revolving Facility. The debt issuance costs have been deferred and are presented in Other Assets and are amortized using the effective interest method over the life of the New Revolving Facility.

On April 17, 2019, the Company amended its New Revolving Facility to, among other things, increase the aggregate commitments thereunder; see “Note 16—Subsequent Events” for additional information.

The PNC Receivables Facility

On October 29, 2018, the Company entered into the PNC Receivables Facility. Other subsidiaries of the Company may later enter into the PNC Receivables Facility. At the end of the initial three year term, the Purchasers may elect to renew their commitments under the RPA.

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450.0 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

In connection with the PNC Receivables Facility, the Company incurred $2.4 million in deferred financing fees, including $1.6 million related to securitization closing fees, $0.5 million in legal fees, and $0.3 million in other fees. These deferred financing fees are included in other assets in the condensed consolidated balance sheet as of March 31, 2019.

On April 25, 2019, the Company amended its PNC Receivables Facility to, among other things, increase the aggregate commitments under the PNC Receivables Facility; see “Note 16—Subsequent Events” for additional information.

Convertible Notes

2024 Convertible Notes

On October 29, 2018, the Company issued convertible promissory notes (the “2024 Convertible Notes”) in an aggregate principal amount of $25.0 million to funds managed by GSO Capital Partners LP  (“GSO”) and funds managed by Blackstone Tactical Opportunities Advisors L.L.C. (collectively, the “GSO/BTO Affiliates”).  The 2024 Convertible Notes are convertible at the holder’s option beginning on or after October 29, 2019 until the earlier of (i) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (ii) October 29, 2024 (such earlier date, the “2024 Convertible Note Maturity Date”), into shares of the Company’s common stock at a conversion price of $8.00 per share, subject to customary adjustments as described in agreement. The 2024 Convertible Notes shall not initially bear interest.  From and after April 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 12.0% per annum multiplied by the principal amount as of the previous interest payment date.  From and after October 29, 2019, the 2024 Convertible Notes shall bear interest at the rate of 16.0% per annum multiplied by the principal amount as of the previous interest payment date.  Interest payments are due each January 31, April 30, July 31, and October 31.  To the extent that the Company is unable to pay cash interest on the 2024 Convertible Notes on each interest payment date because of restrictions in the Credit Agreements or other debt agreements of the Company, an amount equal to the unpaid interest then due shall be added to the principal amount of this Note (such additional amount, the “PIK Principal”), without any action by the Company or a holder of a 2024 Convertible Note.

The Company may, at any time and at its sole option, elect to prepay the entirety of aggregate then-outstanding PIK Principal, plus any accrued and unpaid interest on such PIK Principal, at any time (an “Optional PIK Prepayment”).  Optional PIK Prepayments may be paid in cash.

From and after the GBG Closing Date until October 29, 2019, upon consummation of any sales of common stock by the Company for cash, the Company may, on at least ten (10) days’ prior written notice to the holder of a 2024 Convertible Note, prepay such 2024 Convertible Note in whole but not in part solely with the net proceeds of such sale of common stock in an amount equal to the greater of (i) the principal amount, together with accrued interest through and including the date of prepayment, or (ii) the value equal to (a) the number of shares of common stock that would be received upon conversion of the 2024 Convertible Note on the repayment date multiplied by the market value of the common stock as of such date, plus (b) any accrued but unpaid interest that has not been added to the principal amount of the 2024 Convertible Note on the date of such prepayment (such greater amount, the “Prepayment Amount”).  Also, the 2024 Convertible Notes shall be prepayable in whole but not in part at the Prepayment Amount: (i) from October 29, 2019 through October 29, 2021 only upon a change in control or a liquidation of the Company, or (ii) from October 29, 2021 until the 2024 Convertible Note Maturity Date, in each case on at least ten (10) day’s prior written notice to the holder.

Also, on the GBG Closing Date, the Company and the Guarantors entered into a Subordinated Convertible Promissory Notes Guaranty Agreement pursuant to which those subsidiaries agreed to guarantee the obligations due under the 2024 Convertible Notes.

The following table is a summary of the recorded value of the 2024 Convertible Notes as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Convertible note - face value	$25,000	$25,000
Less: Original issue discount	(4,522)	(4,522)
Short-term convertible note recorded value on issue date	20,478	20,478
PIK interest issued	—	—
Accumulated accretion of original issue debt discount	1,321	534
Convertible note value	$21,799	$21,012

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

The following table is a summary of the recorded value of the Modified Convertible Notes as of March 31, 2019 and December 31, 2018 (in thousands). The value of the Modified Convertible Notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

	March 31, 2019	December 31, 2018
Modified convertible notes - face value	$16,473	$16,473
Less: original issue discount	(4,673)	(4,673)
Modified convertible notes recorded value on issue date	11,800	11,800
PIK interest issued	1,655	1,505
Accumulated accretion of original issue debt discount	2,056	1,918
Modified convertible notes value	$15,511	$15,223

Short-Term Convertible Note

In connection with the acquisition of SWIMS® on July 18, 2016, the Company entered into certain financing arrangements with Tengram Partners Fund II, L.P. (“Tengram II”), a related party, including a convertible note issued to Tengram II on July 18, 2016 (the “SWIMS Convertible Note”). The SWIMS Convertible Note accrued interest at a rate of 3.75% per annum, compounding on the first day of each month starting August 1, 2016, and was convertible, at Tengram II’s option or on the revised maturity date of January 18, 2018, which had an original maturity date of January 18, 2017, if not already repaid in cash on or prior to that date, into newly issued shares of our Series A-1 Preferred Stock at a conversion price of $3.00 per share.

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

Total Interest Expense

The following table is a summary of total interest expense recognized (in thousands):

	Three months ended March 31,
	2019	2018
Contractual coupon interest	$36,047	$1,926
Non-cash interest expense (including amortization of discounts and deferred financing costs)	9,966	289
Total interest expense	$46,013	$2,215

9.    Fair Value Measurement of Financial Instruments

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. There were no impairments of long-lived assets during the three months ended March 31, 2019 and 2018.

The carrying value of the 2024 Convertible Notes and the Modified Convertible Notes at March 31, 2019 was $37.3 million which approximates their fair value at March 31, 2019. The Company estimates the fair value of the 2024 Convertible Notes and the Modified Convertible Notes using commonly accepted valuation methodologies and unobservable inputs based on the low volume of similar market activity (Level 3). The Company carries the 2024 Convertible Notes and the Modified Convertible Notes at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the 2024 Convertible Notes and the Modified Convertible Notes, see “Note 8—Debt.”

10.    Leases

The Company adopted ASC 842 on January 1, 2019.  Because the Company adopted ASC 842 using the transition method that allowed the Company to initially apply ASC 842 as of January 1, 2019 and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, prior year financial statements were not recast under the new standard and, therefore, those prior year amounts are not presented below.

The Company has commitments under operating leases for retail stores, corporate offices, administrative offices and showrooms expiring on various dates through January 2029. The Company leases certain equipment under finance lease agreements expiring on various dates through January 2022. As of March 31, 2019, the Company’s finance leases were not material to the condensed consolidated balance sheets, condensed consolidated statements of operations or statement of cash flows.

Lease agreements for office and showroom facilities expire on various dates through December 2028, and are generally non-cancelable. Initial lease terms for retail store leases generally range from three to ten years with an option to extend or renew the leases for 1 to 10 years. In most instances, at the commencement of the lease, the Company has determined that it is not reasonably certain to exercise either of these options; accordingly, these options are generally not considered in determining the initial lease term.

Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Most of the retail store leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis from the possession date.

The components of lease cost for the quarter ended March 31, 2019 are as follows (in thousands):

Three months ended
March 31, 2019
Lease cost
Operating lease cost	$10,694
Short-term lease cost	2,132
Variable lease cost (1)	3,435
Total lease cost	$16,261

(1)	Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.

Amounts reported in the condensed consolidated balance sheet for the quarter ended March 31, 2019 are as follows (in thousands):

Three months ended,
March 31, 2019
Operating Leases:
Operating lease right-of-use assets	$209,715
Operating lease liabilities	193,782
Current portion of operating lease liabilities	23,155
Total operating lease liabilities	$216,937

Weighted-average remaining lease term
Operating leases	7.9 Years

Weighted-average discount rate
Operating leases	8.20%

Cash flow information related to operating leases for the quarter ended March 31, 2019 are as follows (in thousands):

Three months ended,
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,956

Future minimum lease payments under non-cancellable leases as of the quarter ended March 31, 2019 are as follows (in thousands):

2019 (excluding the three months ended March 31, 2019)	$29,833
2020	39,621
2021	37,576
2022	35,445
2023	31,112
Thereafter	125,861
Total undiscounted lease payments	299,448
Less: imputed interest	(82,511)
Total lease liabilities	$216,937

Reported as:
Current portion of operating lease liabilities	$23,155
Operating lease liabilities	193,782
Total lease liabilities	$216,937

The Company does not have any additional operating leases that commenced subsequent to March 31, 2019.

11.     Equity

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

2016 Stock Incentive Plan

On October 5, 2016, the Board of Directors adopted the 2016 Stock Incentive Compensation Plan (the “2016 Stock Incentive Plan”) which was approved by the Company’s shareholders on November 7, 2016. Under the 2016 Stock Incentive Plan, 3,529,109 shares of common stock have been reserved for issuance in connection with grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based compensation awards, other stock-based awards, dividend equivalents and cash-based awards. Effective October 29, 2018, the 2016 Stock Incentive Plan was amended to increase the reservation of the total shares available for issuance to 12,725,963 shares of common stock.  The maximum number of shares with respect to which awards may be granted to any participant in any calendar year under the 2016 Stock Incentive Plan may not exceed 500,000 shares.

In 2018, the Company granted RSUs, performance stock units (“PSUs”) and stock options to its officers, non-employee directors and employees pursuant to the 2016 Stock Incentive Plan or as “inducement grants,” as permitted under NASDAQ rules. The RSUs, PSUs and stock options represent the right to receive one share of common stock for each unit on the vesting date provided that the individual meets the applicable vesting criteria. The exercise price of stock options granted under the 2016 Stock Incentive Plan are determined by the Compensation and Stock Option Committee (the

“Compensation Committee”) of the Board of Directors or by any other committee designated by the Board of Directors, but may not be less than the fair market value of the Company's shares of common stock on the date the option is granted. In general, unvested stock options are forfeited when a participant terminates employment or service with the Company or its affiliates.

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

As of March 31, 2019, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon exercise of stock options granted under the Amended and Restated Plan; (ii) 2,364,393 shares of common stock issuable upon vesting of RSUs, PSUs and exercise of stock options granted under the 2016 Stock Incentive Plan, (ii) 5,200,000 shares of common stock issuable upon vesting of RSUs and PSUs granted pursuant to “inducement grants” to certain of our officers, and  8,435,562 shares of common stock available for future grant under the 2016 Stock Incentive Plan. As of March 31, 2019, the Company no longer granted shares under the Amended and Restated Plan.

Stock Options

The following table summarizes stock option activity by incentive plan for the three months ended March 31, 2019 (in actual amounts):

	Amended and	2016 Stock	Total Number
	Restated Plan	Incentive Plan	of Shares
Outstanding at January 1, 2019	444	320,277	320,721
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding at March 31, 2019	444	320,277	320,721

The following table summarizes stock option activity for all incentive plans for the three months ended March 31, 2019 (in actual amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2019	320,721	$4.19	8.45	$103,733
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2019	320,721	$4.19	8.20	$103,733
Exercisable at March 31, 2019	70,721	$4.07	3.30	$103,733

There were no options exercised during the three months ended March 31, 2019. The following table summarizes exercise prices for options exercisable as of March 31, 2019 (in actual amounts):

	Options Exercisable
		Weighted-Average
		Remaining Contractual
Exercise Price	Number of Shares	Life (Years)
$4.02	70,277	5.2
$11.40	444	5.8
	70,721

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. Stock-based compensation expense related to stock options was immaterial during the three months ended March 31, 2019. As of March 31, 2019, there was $0.6 million of unrecognized compensation cost related to unvested stock options.

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

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2019 (in actual amounts):

	Restricted Stock Units
	Number Of	Weighted Average Grant
	Units	Date Fair Value
Outstanding at January 1, 2019	5,820,560	$4.06
Granted	—	—
Vested	205,557	3.28
Forfeited	—	—
Outstanding at March 31, 2019	5,615,003	$4.09

A total of $2.5 million and $0.6 million of stock-based compensation expense was recognized related to RSUs during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $20.5 million of total unrecognized compensation cost related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.6 years.

Performance Share Units

In the first quarter of 2019, the Company did not grant any PSUs. 55,556 performance share units were forfeited during the period ended March 31, 2019 and 1,350,000 unvested performance shares are outstanding as of March 31, 2019. Stock compensation expense in the amount of $0.8 million was recognized as of March 31, 2019.

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

12.    Disaggregation of Revenue

In accordance with ASC 606, the Company elected to disclose its net sales by segment.  Each segment presents its own characteristics with respect to the timing of revenue recognition and type of customer. Prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: (1) Wholesale, (2) Consumer Direct and (3) Corporate and other. Following the GBG Acquisition, the Company implemented significant organizational changes that have impacted the manner in which it manages the Company, and realigned its business into the following three reportable segments: (1) Kids, (2) Accessories, and (3) Men’s and Women’s Apparel, to better reflect its internal organization, management and oversight structure.

The following tables disaggregate our operating segment net sales by product category and sales channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of net sales are affected by economic factors:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Wholesale &	Direct to		Wholesale &	Direct to
	Licensing	Consumer	Total	Licensing	Consumer	Total
Kids	$232,745	$—	$232,745	$—	$—	$—
Accessories	97,011	—	97,011	—	—	—
Men’s & Women’s Apparel	142,335	56,806	199,141	29,454	9,364	38,818
	$472,091	$56,806	$528,897	$29,454	$9,364	$38,818

International sales were $19.8 million for the three months ended March 31, 2019 and immaterial for the three months ended March 31, 2018.

13.    Loss per Share

Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding stock options, unvested RSUs, unvested PSUs, warrants, convertible Series A Preferred Stock and shares issuable upon the assumed conversion of the 2024 Convertible Notes and the Modified Convertible Notes, as applicable. A reconciliation of the numerator and denominator of basic and diluted loss per share is as follows (in thousands, except per share data).

	Three months ended March 31,
	2019	2018
Basic loss per share computation
Numerator:
Net loss	$(81,863)	$(4,085)
Less: preferred dividends	—	(1,762)
Net loss attributable to common stockholders	$(81,863)	$(5,847)
Denominator:
Weighted average common shares outstanding	58,548	13,550

Loss per common share - basic
Net loss	$(1.40)	$(0.43)
Net loss per common share - basic	$(1.40)	$(0.43)

Diluted loss per share computation
Numerator:
Net loss	$(81,863)	$(4,085)
Less: preferred dividends	—	(1,762)
Net loss attributable to common stockholders	$(81,863)	$(5,847)
Denominator:
Weighted average common shares outstanding	58,548	13,550
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—
Dilutive common shares	58,548	13,550

Loss per common share - diluted
Net loss	$(1.40)	$(0.43)
Net loss per common share - diluted	$(1.40)	$(0.43)

The following potentially dilutive shares of common stock were excluded from diluted EPS as the Company had a net loss for the periods ended:

	Three months ended March 31,
	2019	2018
Outstanding stock options	321	71
Unvested RSUs	5,615	849
Unvested PSUs	1,350	403
Outstanding warrants	650	650
Convertible Series A Preferred Stock	—	4,480
Convertible Series A-1 Preferred Stock	—	4,588
Modified Convertible Notes	1,299	1,258
2024 Convertible Notes	3,125	—

Loss per Share under Two−Class Method

The Series A Preferred Stock had the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, was considered a participating security. The Series A Preferred Stock was included in the computation of basic and diluted loss per share for the three months ended March 31, 2019 pursuant to the two-class method. Holders of the Series A Preferred Stock did not participate in undistributed net losses because they were not contractually obligated to do so.

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

The following table provides a reconciliation of net loss to preferred shareholders and common stockholders for purposes of computing net loss per share for the three months ended March 31, 2018 (in thousands, except per share data):

Three months ended March 31,
2018
Net loss	$(4,085)
Less: preferred dividends	(1,762)
Net loss attributable to common stockholders	$(5,847)

Denominator:
Weighted average common shares outstanding	13,550

Loss per common share - basic and diluted under two-class method	$(0.43)

There were no preferred dividends for the three months ended March 31, 2019.

14.    Income Taxes

The provision for income taxes for the three months ended March 31, 2019 was approximately $1.6 million, or an effective tax rate of 2.0%.  The Company has incurred U.S. operating losses and has not incurred any other income taxes. As a result, the Company is not expected to incur material income taxes in the current year,  but is recording a deferred expense relating to the valuation allowance in the amount of $1.6 million, or 2.0%.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain positions that resulted in a tax reserve of $0.1 million. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

15.    Segment Information

Segment Reporting

Prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Upon completing the GBG Acquisition, it resegmented its reportable segments to reflect the organizational structure of the Company, including the operations of the GBG Business. Accordingly, it realigned its business into the following three reportable segments: Kids, Accessories, and Men’s and Women’s Apparel. This new segment structure is consistent with how the Company establishes our overall business strategy, allocate resources, and assess performance.

All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis.

	Three months ended March 31,
	2019	2018
	(in thousands)
Net sales:
Kids	$232,745	$—
Accessories	97,011	—
Men’s & Women’s Apparel	199,141	38,818
	$528,897	$38,818
Gross profit:
Kids	$37,174	$—
Accessories	15,648	—
Men’s & Women’s Apparel	66,124	16,255
	$118,946	$16,255

Selling, general and administrative:
Kids	$28,478	$—
Accessories	12,458	—
Men’s & Women’s Apparel	72,229	15,348
	$113,165	$15,348

Depreciation and Amortization:
Kids	$9,825	$—
Accessories	9,259	—
Men’s & Women’s Apparel	3,872	1,463
	$22,956	$1,463

Other operating expense:
Kids	$6,117	$—
Accessories	6,058	—
Men’s & Women’s Apparel	4,923	—
	$17,098	$—

Operating income (loss):
Kids	$(7,246)	$—
Accessories	(12,127)	—
Men’s & Women’s Apparel	(14,900)	(556)
	$(34,273)	$(556)

16.    Subsequent Events

New Credit Agreements Amendments

On April 17, 2019, the Company entered into the first amendment and waiver (the “1L Amendment”) to the First Lien Credit Agreement to, among other things: (i) increase the aggregate commitments under the New Revolving Facility under the First Lien Credit Agreement from $150.0 million aggregate principal amount to $200.0 million; (ii) increase the amount of the permitted securitization facility under the RPA from $550.0 million to $600.0 million; (iii) increase the borrowing base of the First Lien Credit Agreement as set forth in the 1L Amendment; and (iv) amend the Company’s consolidated fixed charge ratio covenant.

On April 17, 2019, the Company entered into the first amendment and waiver (the “2L Amendment”) to the Second Lien Credit Agreement to, among other things, increase the amount of amount of indebtedness under the First Lien Credit Agreement from $795.0 million to $845.0 million.

In connection with the 1L Amendment, the Company paid the lenders under the New Revolving Facility a fee of $1.5 million. Also, on or around April 15, 2019, the Company received consents under the First Lien Credit Agreement, the Second Lien Credit Agreement and under the RPA to, among other things, extend the deadline for the Company to complete and publicly file its 2018 year-end financial statements until May 15, 2019. The Company completed and filed its 2018 year-end financial statements on May 15, 2019.

RPA/PSA Amendments

On April 25, 2019, the Company entered an amendment to its PNC Receivables Facility pursuant to (i) an amendment to (the “PSA Amendment”) the PSA and (ii) an amendment to (the “RPA Amendment”) the RPA.

Under the terms of the PSA Amendment, the Originators sell or contribute certain of their Receivables to Spring on a revolving basis. Under the terms of the RPA Amendment, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $600.0 million in cash proceeds, an increase of $150.0 million.

NASDAQ Notice

On April 18, 2019, the Company received a notice (the “Notice”) from NASDAQ stating that because the Company had not yet filed its 2018 10-K, the Company is no longer in compliance with NASDAQ Listing Rule 5250(c)(1). NASDAQ Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

The Notice states that the Company has 60 calendar days, or until June 17, 2019, to submit to NASDAQ a plan to regain compliance with the NASDAQ Listing Rules. If NASDAQ accepts the Company’s plan, then NASDAQ may grant the Company up to 180 days from the prescribed due date for filing the 2018 10-K (as extended pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended), or until October 14, 2019, to regain compliance. If NASDAQ  does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a NASDAQ Hearings Panel. The Company filed its Form 10-K with the Securities and Exchange Commission prior to the due date of such plan to regain compliance with the NASDAQ Listing Rules.

Bylaws Amendment

Effective May 15, 2019, the Company amended and restated its Bylaws to, among other things, update its name and to add Section 3.6, requiring the Company to consult with its board of directors prior to voluntarily commencing bankruptcy proceedings.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2019 (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of Exchange Act, which represent our management’s beliefs and assumptions concerning future events based on information currently available to us. When used in this Quarterly Report, the words and phrases “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” “indicates,” “forecast,” “guidance,” “outlook,” “targets” and similar expressions and the negatives of such words and phrases are intended to identify forward- looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.

These statements are not guarantees of future performance and are subject to certain risks and uncertainties, which are difficult to predict and which could cause actual results to differ materially, including, without limitation: our dependence on licensors, licensed products and our ability to extend or renew our key license agreements; the risk associated with our substantial indebtedness, which could adversely affect our financial performance and impact our ability to service our indebtedness; continued acceptance of our brands in the marketplace; the seasonal nature of our business; the risk that we will be unsuccessful in gauging fashion trends, changes in the business environment and changing consumer preferences; potential changes in the retail store landscape in light of retail store closings and the bankruptcy of a number of prominent retailers; the effects of competition in the markets in which we operate, including ecommerce retailers; our ability to successfully implement our strategic plans; our dependence on continued service of our key personnel; costs and uncertainties with respect to expansion of our product offerings; our ability to make strategic acquisitions and possible disruptions from acquisitions; our ability to realize the anticipated benefits of recent acquisitions and any future acquisitions; the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns, including consumer demand for our products, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; our ability to generate positive cash flow from operations; our ability to manage our inventory effectively; our ability to protect our trademarks and other intellectual property; retail customer concentration and our reliance on a small number of large customers; risks associated with leasing retail space and operating our own retail stores; the risks associated with our reliance on service agreements providing certain accounting, warehousing and logistics, manufacturing, information technology, data privacy, cybersecurity, disaster recovery, and internal controls services, including the risks associated with certain services we are procuring under a transition services agreement; the risks associated with the foreign sourcing of our products in light of potential changes in international trade relations between the United States and countries in which our products are sourced; the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements; the risk that the credit ratings of the combined company or its subsidiaries may be different from what we expect; our ability to continue to have access to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; the significant increase in the amount of our goodwill and other intangibles; the risk of cyber-attacks and other technology system risks; the effect of regulations applicable to us as a United States public company; and additional legislation and/or regulation in the United States and around the world.and the other risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”) and subsequent quarterly reports on Form 10-Q and Form 8-K should be read in conjunction with those reports, together with all of the Company’s other filings.

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

Introduction

As we are a smaller reporting company, this discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2019 and 2018, respectively. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in Item 1 of this Quarterly Report. Due to the GBG Acquisition (defined below), the financial information for the three months ended March 31, 2019 is not comparable to the three months ended March 31, 2018. As such, we have presented comparative results of operations for the three months ended March 31, 2019 compared to the pro forma combined three months ended March 31, 2018. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information.”

Executive Overview

We are a leading lifestyle brands collective, bringing together creative minds from the worlds of fashion and commerce, sourcing, technology, marketing, digital and entertainment. We design, produce, merchandise, manage, and market kidswear, accessories, and men’s and women’s apparel under owned, licensed and private label brands and distribute our products across all retail and digital channels in North America and in international markets.

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

Our legacy company-owned brands include Hudson®, a designer and marketer of men's and women's premium, branded denim and apparel; Robert Graham®, a sophisticated, eclectic apparel and accessories brand seeking to inspire a global movement, and SWIMS®, a Scandinavian lifestyle brand best known for its range of fashion-forward, water-friendly footwear, apparel and accessories (collectively, the “Owned Brands”).

Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters and, accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, including the timing of the GBG Acquisition (as defined below), our quarterly or yearly results are not necessarily indicative of future results.

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

GBG Acquisition

On October 29, 2018 (the “GBG Closing Date”), we acquired from GBG and GBG USA Inc., a wholly-owned subsidiary of GBG (“GBG USA”), a significant part of GBG’s North American business, including the wholesale, retail and ecommerce operations, comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses (the “GBG Business”) for a purchase price of approximately $1.18 billion (the “GBG Acquisition”). The GBG Business licensed brands described above that we now license and operate as part of our combined company. For more information on the financing transactions entered into in connection with the GBG Acquisition, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations  - Liquidity and Capital Resources” and “Notes to Condensed Consolidated Financial Statements - Note 8 - Debt” and “Notes to Condensed Consolidated Financial Statements - Note 3 - GBG Acquisition” for a further discussion.

Reportable Segments

Prior to the GBG Acquisition, we organized our business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Upon completing the GBG Acquisition, we resegmented our reportable segments to reflect our expanded organizational structure, including the operations of the newly acquired GBG Business. Accordingly, we realigned our business into the following three reportable segments: Kids, Accessories, and Men’s and Women’s Apparel. This new segment structure is consistent with how our chief operating decision maker establishes our overall business strategy, allocates resources, and assesses performance. All prior period segment information has been reclassified to reflect the realignment of our segment reporting structure. We will continually evaluate changes in the structure of the organization to determine whether our operating segments have changed when events or circumstances necessitate such an exercise.

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

Kids

Our Kids segment is comprised of sales of products to full-price retail stores, off-price or outlet department stores, boutiques, trade shows and ecommerce sales. Kids products are sold to over 700 customers and are comprised of over 350 licensed brands. Key licensed brands include Calvin Klein®, Under Amour®, Tommy Hilfiger®, Nautica® and Disney®. Our top customers include large retailers such as Walmart, Kohl’s, Target, Burlington, Macy’s, and TJX Companies. We design, produce and sell goods to Walmart as a private label business under the George® and Faded Glory® names. Our Kids segment accounted for approximately 44.0% of our first quarter 2019 net revenues. We sell our Kids products through our own showrooms where retailers review the latest collections and place orders.

The Kids segment was acquired as a component of the GBG Business. In addition to integrating the Kids segment successfully and efficiently with our existing business, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors and selectively expanding into new accounts.

Accessories

Our Accessories segment is comprised of sales of products to full-price retail stores, off-price or outlet department stores, boutiques and ecommerce sales. Accessories products are sold to over 600 customers and are comprised of over 85 licensed, owned and private label brands. Key licensed brands include Calvin Klein®, Frye®, Fila®, Michael Kors®, Kate Spade® and AllSaints®. Our top customers include large retailers such as Walmart, Kohl’s, Macys, Dillard’s and Nordstrom companies. Our Accessories segment accounted for approximately 18.3% of our first quarter 2019 net revenues. We sell our Accessories products through our own showrooms where retailers review the latest collections and place orders.

The Accessories segment was acquired as a component of the GBG Business. In addition to integrating the Accessories segment successfully and efficiently with our existing business, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors, and selectively expanding into new accounts.

Men’s and Women’s Apparel

Our Men’s and Women’s Apparel segment is comprised of (i) sales to premium nationwide department stores, specialty retailers, ecommerce, boutiques and select off-price retailers of our Hudson®, Robert Graham® and Swims® brands; (ii) sales of licensed products bearing the brand names of BCBG®, Herve Leger, Buffalo®, Joe’s Jeans®, bebe® (collectively, referred to herein as “Core Licensed Brands”) to premium nationwide department stores, specialty retailers, ecommerce stores, boutiques and select off-price retailers; (iii) full-price and outlet retail store sales owned and operated by us bearing the brands of Robert Graham®, SWIMS®, BCBG®, bebe®, and Joe’s Jeans®; (iv) e-commerce sales through our own and our retail partners’ ecommerce sites; and (v) royalty revenue generated through the licensing of our Robert Graham® and Hudson® brands to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

Our Men’s and Women’s Apparel segment, accounted for approximately 37.7% of our first quarter 2019 net revenues. Our net sales also include net royalty revenue generated through the licensing of our Robert Graham® and Hudson® brands to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated products for the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear, kids, and fragrances, and for distribution of our products in Canada. Our Men’s and Women’s Apparel products are sold to over 1,000 retail customers in North America and throughout the world including our own retail stores and ecommerce websites. As of March 31, 2019, we operated a total of 90 retail stores and 369 partner shop-in-shops.

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. These tables should be read in conjunction with the discussion that follows:

	Three months ended March 31,
	2019	2018
	(unaudited, in thousands)
Net sales	$528,897	$38,818
Cost of goods sold	409,951	22,563
Gross profit	118,946	16,255
Gross margin % of sales	22.5%	41.9%
Operating expenses
Selling, general and administrative	113,165	15,348
Depreciation and amortization	22,956	1,463
Other operating expense, net	17,098	—
Total operating expenses	153,219	16,811
Operating loss	(34,273)	(556)
Operating loss % of net sales	(6.48)%	(1.43)%
Interest expense	46,013	2,215
Other expense, net	(42)	(1)
Loss before income taxes	(80,244)	(2,770)
Income tax provision	1,619	1,315
Net loss	$(81,863)	$(4,085)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net sales increased to $528.9 million for the three months ended March 31, 2019 from $38.8 million for three months ended March 31, 2018, reflecting a $490.1 million year over year increase. The increase in net sales was attributable to the newly acquired GBG Business.

Gross profit increased to $118.9 million for the three months ended March 31, 2019 from $16.3 million for the three months ended March 31, 2018, reflecting a $102.6 million year over year increase.

Gross margin was 22.5% for the three months ended March 31, 2019, compared to 41.9% for the three months ended March 31, 2018. The decrease in the gross margin as a percent of net sales reflects the impact of increased wholesale penetration as a result of the GBG Acquisition.

For more information, see sections titled “Reportable Segments” and “Supplemental Unaudited Pro Forma Combined Financial Information.”

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, professional fees and factor and bank fees, (ii) depreciation and amortization, (iii) other operating expense.

In connection with the closing of the GBG Acquisition, we entered into a transition services agreement with GBG USA wherein each will provide the other party, certain corporate services including information technology, finance, human resources, legal, sourcing, tax and facilities for a period of up to 3 years from October 29, 2018 to ensure and facilitate an orderly transfer of business operations. Payments to each party will vary in amount and length of time as specified in the transition services agreement. The charges for such services are generally intended to allow the service provider to recover all of its direct and indirect costs, generally without profit.

Selling, general and administrative expenses increased to $113.2 million for the three months ended March 31, 2019 from $15.3 million for the three months ended March 31, 2018. The $97.9 million increase was attributable to operating costs of the GBG Business.

Depreciation and amortization expenses increased to $23.0 million for the three months ended March 31, 2019 from $1.5 million for the three months ended March 31, 2018. Increase in depreciation and amortization expense was attributable to the GBG Acquisition.

Other operating expenses primarily include reorganization and integration expenses. Other operating expenses totaled $17.1 million for the three months ended March 31, 2019. There were no other operating expenses in the three months ended March 31, 2018.

Interest Expense

Interest expense includes costs incurred by us for borrowed funds as well as amortization of deferred financing fees relating to our term loans and revolving credit facilities. Interest expense increased to $46.0 million for the three months ended March 31, 2019 from $2.2 million for the three months ended March 31, 2018. Increase in interest expense was largely driven by the increase in aggregate outstanding borrowings under the new credit facilities entered into in connection with the GBG Acquisition, the issuance of the 2024 Convertible Notes and amortization of debt issuance cost.

Income Tax Benefit

The effective tax rate from operations was 2.0% for the three months ended March 31, 2019 compared to a rate of 47.5% for the three months ended March 31, 2018. The difference in the effective tax rate for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to  operating at a loss position with a full valuation allowance projection against such losses.

Unaudited Additional Supplemental Non-GAAP Disclosures

The financial information provided throughout this report, including our condensed consolidated financial statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the

United States of America (“GAAP”). However, we present Adjusted EBITDA, a non-GAAP financial measure, in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding our ongoing operating results. (“Adjusted EBITDA”) is a non-GAAP measure defined by us as net loss plus interest expense, income tax benefit, amortization of inventory fair value step up, results of discontinued license, depreciation and amortization expense and other operating expense, net.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA (in thousands):

		Non GAAP Adjustments
		(in thousands)
		Stock-based	Inventory Step Up	Reorganization &	Discontinued
	As Reported	Compensation	Amortization	Integration	License	Adjusted
Net sales	$528,897	$—	$—	$—	$(10,306)	$518,591
Cost of goods sold	409,951	—	(8,782)	—	(6,805)	394,364
Gross profit	118,946	—	8,782	—	(3,501)	124,227

Operating expenses:
Selling, general and administrative	113,165	(3,396)	—	—	(7,962)	101,807
Depreciation and amortization	22,956	—	—	—	—	22,956
Other operating expense, net	17,098	—	—	(17,098)	—	—
Total operating expenses	153,219	(3,396)	—	(17,098)	(7,962)	124,763
Total other expense, net	45,971	—	—	—	—	45,971
Loss before income taxes	(80,244)	3,396	8,782	17,098	4,461	(46,507)
Income tax provision	1,619	—	—	—	—	1,619
Net loss	$(81,863)	$3,396	$8,782	$17,098	$4,461	$(48,126)

Adjusted EBITDA reconciliation:
Depreciation and amortization	$22,956
Total other expense, net	45,971
Income tax provision	1,619
Adjusted EBITDA	$22,420

Liquidity and Capital Resources

Sources of Liquidity and Outlook

Our primary sources of liquidity are: (i) cash proceeds from customer wholesale trade receivables and trade receivables sold to a financial institution; (ii) cash proceeds from direct to consumer sales tendered in cash, credit card, debit card or gift card; (iii) cash proceeds for licenses collected from licensees via check or wire transfer; and (iv) cash proceeds from borrowings under various credit facilities described below. Cash is used to make payments of debt and interest, royalties and for payroll and operating disbursements, including inventories, operating expenses and capitalized property, software and equipment.

Our primary capital needs are for: (i) working capital; (ii) debt principal and interest; and (iii) trade credit to our customers.  We anticipate funding our operations through working capital by generating cash flows from operations and utilization of available lines of credit under our existing credit facilities.

As of March 31, 2019 and December 31, 2018, our cash and cash equivalent balances were $25.2 million and $29.5 million, respectively. Based on our cash on hand and expected cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the filing date of this Quarterly Report. However, if we require more capital for growth and integration or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

Cash flows used in operating activities for the three months ended March 31, 2019 and 2018 were $347.1 million and $3.9 million, respectively. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, transaction costs, operating leases, professional services, and interest payments on our long-term obligations. Cash received from our customers generally corresponds to our net sales. In 2018, we entered into a receivables purchase arrangement to sell certain of our receivables, which results in the cash collected on the deferred purchase price of our sold receivables to be classified as investing cash flows. The decrease in operating cash flows during the comparative periods is primarily driven by the increase in net loss, excluding non-cash charges such as depreciation, amortization, and stock based compensation, and the impact of changes in working capital accounts. Working capital at any specific point is subject to many different variables, including seasonality, inventory management, the impact of certain of our factoring arrangements, the timing of cash receipts and payments, and vendor payment terms.

Cash flows provided by investing activities for the three months ended March 31, 2019 were $303.4 million. Cash flows used in investing activities for the three months ended March 31, 2018 were $0.4 million. Cash flows from investing activities correspond with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, investments in other companies and intellectual property rights. The increase in investing cash flows during the comparative periods is primarily driven by collections of sold receivables.

Cash flows provided by financing activities for the three months ended March 31, 2019 and 2018 were $39.6 million and $0.4 million, respectively. The increase in cash flows from financing activities was primarily driven by new financing facilities entered into to consummate the GBG Acquisition, which are discussed further below, as well as proceeds from the issuance of the 2024 Convertible Notes and the Private Placement (as defined below) of 10.0 million shares of common stock. Proceeds from the Credit Facilities and Private Placement were partially offset by repayment of our prior Credit Facilities.

“Adjusted Operating Cash Flow” is a non-GAAP measure defined by us as net cash used in operating activities plus collections of sold receivables. Collections of sold receivables are classified as an investing activity on the accompanying condensed consolidated statement of cash flows. Collections of sold receivables differ from collections of accounts receivable only with respect to the timing of cash receipts through our factoring arrangements. We believe the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information on our financial performance and cash flows. Investors, analysts, our management, and our Board of Directors utilize this non-GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare our performance to  peer companies. Adjusted operating cash flow, has material limitations, and therefore, may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures.

The following table presents a reconciliation of cash flow from operating activities to Adjusted Operating Cash Flow (in thousands).

	For the three months ended March 31,
	2019	2018
Net cash used in operating activities, as reported	$(347,116)	$(3,875)
Collections of sold receivables	307,279	—
Adjusted operating cash flow	$(39,837)	$(3,875)

Credit Agreements and Other Financing Arrangements

In connection with the GBG Acquisition, consideration paid to GBG was funded through proceeds received by entering into (i) a new first lien credit and collateral agreement entered into with Ares Capital Corporation (“Ares”), as agent, and the lenders party thereto, (ii) a new second lien credit and collateral agreement entered into with U.S. Bank National Association, as agent, and the lenders party thereto, and (iii) a new revolving line of credit agreement entered into with Ares Commercial Finance, as revolving agent, and the lenders party thereto.  In addition, we also entered into the 2024 Convertible Notes (as defined below) issued to the GSO/BTO Affiliates (as defined below), completed a private placement of our common stock, and entered into a receivables purchase agreement with PNC Bank National Association, as administrative agent, and the lenders party thereto, to sell certain receivables acquired. The aggregate cash consideration received from the above sources was used to repay outstanding loans and indebtedness under our existing credit agreements which included (i) the payoff of all outstanding loans and indebtedness relating to our existing term loans with TCW Asset Management Company and (ii) the payoff of all outstanding balances relating to the revolving line of credit facility with Wells Fargo Bank, National Association.

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

The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which matures on April 29, 2023 (the “New Revolving Facility”) and a senior secured term loan credit facility in an aggregate principal amount of $645.0 million, which matures on October 29, 2023 (the “First Lien Term Loan Facility”, and together with the New Revolving Facility, are collectively referred to herein as “First Lien Facilities”). The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668.0 million, which matures on October 29, 2024 (the “Second Lien Term Loan Facility”, and together with the First Lien Term Loan Facility are collectively referred to herein as the “Term Loan Facilities”).

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

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Loan Facilities require us to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2019, we were in compliance with these covenants.

On October 29, 2018, in connection with the GBG Acquisition and entry into the Credit Agreements, we terminated our prior credit agreements and all outstanding obligations thereunder were repaid. See “Notes to Condensed Consolidated Financial Statements—Note 8—Debt” for additional information related to these historical credit agreements.

On April 17, 2019, we amended the Credit Agreements to, among other things, increase the amount of indebtedness under the First Lien Credit Agreement and amend our consolidated fixed charge ratio covenant; see “Notes to Condensed Consolidated Financial Statements—Note 16—Subsequent Events” for additional information.

New Revolving Facility

In addition to the First Lien Term Loan, the First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which matures on April 29, 2023 (the “New Revolving Facility”). The amount available to be drawn under the New Revolving Facility is based on the borrowing base values attributed to eligible inventory. There are no scheduled periodic payments under the New Revolving Facility. The obligations under the Credit Agreements, including the New Revolving Facility, are guaranteed by certain of our domestic subsidiaries and are secured by substantially all of our assets.

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

The New Revolving Facility, contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreements, inclusive of the provisions of the New Revolving Facility, require us to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2019, we were in compliance with these covenants.

On April 17, 2019, we amended the New Revolving Facility to, among other things, increase the aggregate commitments; see “Notes to Condensed Consolidated Financial Statements—Note 16—Subsequent Events” for additional information.

PNC Receivables Facility

In October 29, 2018, we entered into a three-year trade receivables securitization facility (the “PNC Receivables Facility”) pursuant to (i) a Purchase and Sale Agreement, among certain of our subsidiaries, as “Originators,” and Spring Funding, LLC, our wholly owned, bankruptcy-remote special purpose subsidiary, as Buyer (the “PSA”) and (ii) a Receivables Purchase Agreement among Spring, as Seller, the Company, as initial Servicer, certain purchasers party thereto (the “Purchasers”), PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (the “RPA”). Other subsidiaries may later enter into the PNC Receivables Facility. At the end of the initial three year term, the Purchasers may elect to renew their commitments under the RPA.

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests the (the “Receivables”) to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450.0 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

On April 25, 2019, we amended the PNC Receivables Facility to, among other things, increase the maximum amount allowable for sale to PNC; see “Notes to Condensed Consolidated Financial Statements—Note 16—Subsequent Events” for additional information.

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

2024 Convertible Notes

On October 29, 2018, we issued convertible promissory notes (the “2024 Convertible Notes”) in an aggregate principal amount of $25.0 million to the GSO/BTO Affiliates. The 2024 Convertible Notes are convertible at the holder’s option beginning on or after October 29, 2019 until the earlier to occur of (x) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (y) October 29, 2024 (such earlier date, the “2024 Convertible Note Maturity Date”), into shares of our common stock at a conversion price of $8.00 per share, subject to adjustment. The 2024 Convertible Notes do not initially bear interest. From and after April 29, 2019, the 2024 Convertible Notes bear interest at the rate of 12.0% per annum. From and after October 29, 2019, the 2024 Convertible Notes bear interest at the rate of 16.0% per annum. Interest payments are due each January 31, April 30, July 31, and October 31. To the extent that we are unable to pay cash interest on the 2024 Convertible Notes on an interest payment date because of restrictions in the Credit Agreements or other debt agreements, an amount equal to the unpaid interest then due will be added to the principal amount of the 2024 Convertible Notes.

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

The Private Placement

On October 29, 2018, we completed a private placement (the “Private Sale”) of 10 million shares of common stock to certain members of management, affiliates of Ares and the GSO/BTO Affiliates at $8.00 per share for total consideration of $80.0 million. Additionally, in connection with and in consideration of the GSO/BTO Affiliates entering into the Second Lien Term Facility and providing loans thereunder, we issued to the GSO/BTO Affiliates 23,094,501 shares of common stock for no additional consideration (together with the Private Sale, the “Private Placement”).

Modified Convertible Notes and Rollover Agreement

On September 8, 2015, we entered into the rollover agreement with the holders of convertible notes originally issued in connection with the acquisition of the Hudson business (the “Rollover Agreement”), pursuant to which, on January 28, 2016, the holders of the notes contributed their notes to us in exchange for the following:

•	1.2 million shares of common stock;
•	a cash payment of approximately $8.6 million, before expenses; and
•	an aggregate principal amount of approximately $16.5 million of Modified Convertible Note (the “Modified Convertible Notes”)

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

Supplemental Unaudited Pro Forma Combined Financial Information

As described above, we completed the GBG Acquisition on October 29, 2018. The unaudited pro forma combined statements of operations for the three months ended March 31, 2018 present our condensed consolidated results of operations giving pro forma effect to the GBG Acquisition as if it had occurred on January 1, 2018. The unaudited pro forma combined adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma combined basis, the impact of the GBG Acquisition on our historical financial information, as applicable. These statements contain a number of risks and uncertainties, as discussed under the heading “Forward‑Looking Statements” of this Quarterly Report that could cause actual results to differ materially. Our future results, performance or achievements could differ materially from those expressed or implied in these statements as such, readers are cautioned not to place undue reliance on these. We do not undertake to publicly update these statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The GBG Acquisition was accounted for using the acquisition method of accounting. The preliminary fair values of the acquired assets and assumed liabilities as of October 29, 2018, are based on the consideration paid including our estimates and assumptions, as explained in more detail in Note 3 in the accompanying Notes to the Condensed Consolidated Financial Statements. The total purchase price to acquire the GBG Business has been allocated to the assets acquired and assumed liabilities of the acquired business, based upon the fair values as of October 29, 2018. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed.

The unaudited pro forma combined financial information contains a variety of adjustments, assumptions and estimates, and is subject to numerous other uncertainties, assumptions, and adjustments as described in the accompanying notes hereto and therefore should not be relied upon as being indicative of our results of operations.

The unaudited pro forma combined financial information also does not project our results of operations for any future period or date. The unaudited pro forma combined financial information for the three months ended March 31, 2018 includes results of the GBG Acquisition and its related operations from January 1, 2018 through March 31, 2018. The pro forma combined adjustments give effect to the items identified in the unaudited pro forma combined table below in connection with the GBG Acquisition.

In addition to the other information in this Quarterly Report on Form 10-Q, the unaudited pro forma combined statements of operations should be read in conjunction with the audited combined financial statements of the GBG Business as of December 31, 2017 and October 28, 2018 and the notes relating thereto, included as Exhibit 99.1 to the Amendment No. 1 to the Company’s Current Report on Form 8-K filed on May 16, 2019 (the “GBG Business Financial Statements”).

The historical financial statements of GBG related to the GBG Business and the Company have been adjusted in the pro forma financial information to give effect to events that are (1) directly attributable to the GBG Acquisition or the Financing Transactions (as described in Note 3), (2) factually supportable, and (3) with respect to the statements of operations, expected to have a continuing impact on the combined company.

The fair value estimates of the assets acquired and liabilities assumed used in the unaudited pro forma condensed consolidated financial information are preliminary and subject to further adjustments. Accordingly, the final acquisition accounting adjustments may be materially different from the preliminary unaudited adjustments presented herein.

The unaudited pro forma condensed consolidated financial information has been prepared in a manner consistent with the accounting policies adopted by the Company. As more information becomes available, the combined company will perform a more detailed review of the accounting policies of GBG (as historically applied to the GBG Business) and the Company. As a result of that review, differences could be identified between the accounting policies of the two companies that, when conformed, could have a material impact on the combined financial statements.

The unaudited pro forma combined financial information has been prepared for informational purposes only and is not necessarily indicative of or intended to represent what the combined company’s financial position or results of operations actually would have been had GBG Acquisition occurred as of the dates indicated. In addition, the unaudited pro forma combined financial information does not purport to project the future financial position or operating results of the combined company. The unaudited pro forma adjustments are based on the information available at the time of the preparation of the pro forma combined financial information.

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

Unaudited Pro Forma Results of Operations

The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma financial statements:

	Three months ended March 31, 2018
	Centric	Acquired	Pro Forma	Pro Forma
	(a)	Business (b)	Adjustments	Combined
Net sales	$38,818	$560,303	$—	$599,121
Cost of goods sold (c)	22,563	407,845	18,618	449,026
Gross profit	16,255	152,458	(18,618)	150,095
Profit margin	41.9%	27.2%	—	25.1%
Operating expenses	—	—	—	—
Selling, general and administrative (c)	15,348	143,113	(23,173)	135,288
Depreciation and amortization (d)	1,463	6,548	15,423	23,434
Total operating expenses	16,811	149,661	(7,750)	158,722
Operating (loss) income	(556)	2,797	(10,868)	(8,627)
Interest expense, net (e)	2,215	3,077	32,821	38,113
Other income (expense)	1	17,675		17,676
(Loss) income before income taxes	(2,770)	17,395	(43,689)	(29,064)
Income tax expense (benefit)	1,315	1	—	1,316
Net (loss) income	$(4,085)	$17,394	$(43,689)	$(30,380)

Adjusted pro forma EBITDA reconciliation:
Interest expense, net	38,113
Income tax expense	1,316
Depreciation and amortization	23,434
Other (income) expense	(17,676)
Discontinued license	4,062
Adjusted pro forma EBITDA	$18,869

(a)	Represents the unaudited results of operations of the Company for the three months ended March 31, 2018.
(b)	Represents the unaudited results of operations of the GBG Business for the three months ended March 31, 2018 derived from the GBG Business Financial Statements.
(c)

Represents an increase to cost of goods sold of $18.6 million for the three months ended March 31, 2018 and a decrease to selling, general and administrative expenses of $23.2 million for the three months ended March 31, 2018 related to the capitalization and reclassification of certain production related overhead costs.

(d)

Represents additional depreciation and amortization expense of $15.4 million for the three months ended March 31, 2018 related to the fair value of the property, plant, and equipment acquired in the GBG Acquisition. The adjustment in depreciation is based on the estimated fair value and useful lives of 3 to 8 years, and is calculated using the straight-

line method. The intangible assets represent customer relationships and certain above or below market leases with an estimated useful life of 11 years and 6 years, respectively, which the Company will amortize on a straight-line basis.

(e)

Represents the net increase in interest expense of $32.8 million for the three months ended March 31, 2018 in connection with the gross borrowings under the 2024 Convertible Notes, the Credit Agreements and amortization of the related deferred fees and discount.

Off Balance Sheet Arrangements

As a part of our working capital management, we sell certain accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of March 31, 2019, we had $378.1 million of receivables outstanding under receivable purchase agreements entered into by various locations. Costs incurred on the sale of receivables were $3.7 million for the three months ended March 31, 2019. These amounts are recorded in interest expense, net in the condensed consolidated statements of net income.

As of March 31, 2018,  we did not have any off balance sheet receivables outstanding nor did we incur any costs associated with off-balance sheet arrangements.  We did not have any other material off-balance sheet arrangements as of March 31, 2019 and 2018.

Contractual Obligations

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Critical Accounting Policies and Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our  condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion of Critical Accounting  Policies” included  in  our 2018 Form 10-K, except as provided in “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements above.

Recent Accounting Pronouncements

See “Notes to Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements above regarding new accounting pronouncements.

The Company adopted ASC 842, Leases, with a date of initial application of January 1, 2019. As a result, the Company has changed its accounting policy for leases, see “Notes to Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies” for a discussion on the adoption of ASC 842.

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

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as described below, the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by the report.

During the fiscal year ended December 31, 2018, the Company acquired the GBG Business, and during the first quarter ended March 31, 2019, we continued to integrate the acquired GBG Business into the Company’s financial reporting processes and procedures and internal control over financial reporting. Additionally, during the first quarter of 2019, the Company implemented internal controls relating to the new lease accounting standard, ASC 842, which was adopted by the Company on January 1, 2019.

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings

We are a party to lawsuits and other contingencies in the ordinary course of our business. We do not believe that we are currently a party to any material pending legal proceedings. Additionally, in the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of any pending legal proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows. For more information, see “Notes to Condensed Consolidated Financial Statements- Note 7 – Commitments and Contingencies” to our unaudited condensed consolidated financial statements in “Part I, Item 1” of this Quarterly Report.

Item 1A.        Risk Factors

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on May 16, 2019.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Issuer

Pursuant to our practice, we withhold shares of stock awards on the vesting date and make payments to taxing authorities as required by law to satisfy the minimum withholding tax requirements of award recipients who are employees.

The following table presents shares repurchased during the three months ended March 31, 2019:

	Total	Weighted
	Number of	Average Price Paid
	Shares Purchased	per Share
January 1, 2019 – January 31, 2019	29,526	$3.15
February 1, 2019 –February 28, 2019	—	—
March 1, 2019 –March 31, 2019	—	—
Total	29,526	3.15

Item 5.           Other Information

None.

Item 6.          Exhibits.

Exhibit Number	Description	Document if Incorporated by Reference
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRIC BRANDS INC.

May 20, 2019	By:	/s/ Jason Rabin
Jason Rabin
Chief Executive Officer and Director (Principal
Executive Officer)

May 20, 2019	By:	/s/ Anurup Pruthi
Anurup Pruthi
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)