Form 10-Q
period 2019-06-30
Centric Brands Inc.
filed 2019-08-14
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of August 14, 2019 was 58,734,731.

CENTRIC BRANDS INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$14,298	$29,519
Accounts receivable, net	24,667	27,910
Sold receivables, net	72,332	33,825
Inventories	416,210	342,952
Prepaid expenses and other current assets	84,700	48,378
Total current assets	612,207	482,584
Property and equipment, net	93,503	93,044
Goodwill	376,132	376,132
Intangible assets, net	858,714	897,470
Operating lease right-of-use assets	212,024	—
Other assets	12,031	9,725
Total assets	$2,164,611	$1,858,955

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$633,402	$525,863
Current portion of operating lease liabilities	19,767	—
Current portion of long-term debt	24,187	11,287
Revolving credit facilities	125,411	315
Total current liabilities	802,767	537,465
Convertible notes	38,198	36,235
Long-term debt, net of current portion	1,195,850	1,195,297
Operating lease liabilities, net of current portion	200,565	—
Other non-current liabilities	127	6,581
Total liabilities	2,237,507	1,775,578

Commitments and contingencies
Equity (Deficit)
Common stock, $0.10 par value: 100,000 shares authorized, 58,734 and 58,364 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5,873	5,836
Additional paid-in capital	223,504	218,240
Accumulated other comprehensive (loss) income	28	487
Accumulated deficit	(302,301)	(141,186)
Total equity (deficit)	(72,896)	83,377
Total liabilities and equity	$2,164,611	$1,858,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$423,207	$35,965	$952,104	$74,784
Cost of goods sold	311,555	21,485	721,506	44,103
Gross profit	111,652	14,480	230,598	30,681
Operating expenses
Selling, general and administrative	102,967	18,670	216,132	33,963
Depreciation and amortization	23,615	1,412	46,571	2,874
Other operating expense, net	17,744	—	34,842	—
Total operating expenses	144,326	20,082	297,545	36,837
Operating loss	(32,674)	(5,602)	(66,947)	(6,156)
Other expense, net
Interest expense	46,875	2,419	92,888	4,635
Other (income) expense, net	(202)	103	(244)	102
Total other expense, net	46,673	2,522	92,644	4,737
Loss before income taxes	(79,347)	(8,124)	(159,591)	(10,893)
Income tax provision (benefit)	(95)	(2,440)	1,524	(1,124)
Net loss	$(79,252)	$(5,684)	$(161,115)	$(9,769)

Net loss attributable to common stockholders	$(79,252)	$(7,531)	$(161,115)	$(13,378)

Net loss	$(79,252)	$(5,684)	$(161,115)	$(9,769)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(333)	(622)	(459)	141
Other comprehensive income (loss)	(333)	(622)	(459)	141
Comprehensive loss	$(79,585)	$(6,306)	$(161,574)	$(9,628)

Loss per common share - basic
Loss per common share - basic	$(1.35)	$(0.54)	$(2.75)	$(0.97)

Loss per common share - diluted
Loss per common share - diluted	$(1.35)	$(0.54)	$(2.75)	$(0.97)

Weighted average shares outstanding
Basic	58,649	13,980	58,588	13,766
Diluted	58,649	13,980	58,588	13,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, unaudited)

	Three Months Ended
								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity/(Deficit)
Balance at March 31, 2018	13,599	$1,360	50	$5	4,588	$459	$75,192	$1,034	$(21,506)	$56,544
Issuance of Series A-1 convertible preferred stock	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	870	—	—	870
Issuance of common stock, net of taxes withheld	480	48	—	—	—	—	(386)	—	—	(338)
Foreign currency translation	—	—	—	—	—	—	—	(622)	—	(622)
Net loss	—	—	—	—	—	—	—		(5,684)	(5,684)
Balance, June 30, 2018	14,079	$1,408	50	$5	4,588	$459	$75,676	$412	$(27,190)	$50,770

Balance at March 31, 2019	58,570	$5,857	—	$—	—	$—	$221,522	$361	$(223,049)	$4,691
Issuance of common stock, net of taxes withheld	164	16	—	—	—	—	(338)	—	—	(322)
Stock-based compensation	—	—	—	—	—	—	2,320	—	—	2,320
Foreign currency translation	—	—	—	—	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	—	—	—	—	(79,252)	(79,252)
Balance, June 30, 2019	58,734	$5,873	—	$—	—	$—	$223,504	$28	$(302,301)	$(72,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, unaudited)

	Six Months Ended
								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity/(Deficit)
Balance at January 1, 2018	13,488	$1,349	50	$5	—	$—	$61,314	$271	$(17,421)	$45,518
Issuance of Series A-1 convertible preferred stock	—	—	—	—	4,588	459	13,305	—	—	13,764
Stock-based compensation	—	—	—	—	—	—	1,507	—	—	1,507
Issuance of common stock, net of taxes withheld	591	59	—	—	—	—	(450)	—	—	(391)
Foreign currency translation	—	—	—	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	—	—	—	(9,769)	(9,769)
Balance, June 30, 2018	14,079	$1,408	50	$5	4,588	$459	$75,676	$412	$(27,190)	$50,770

Balance at January 1, 2019	58,364	$5,836	—	$—	—	$—	$218,240	$487	$(141,186)	$83,377
Issuance of common stock, net of taxes withheld	370	37	—	—	—	—	(452)	—	—	(415)
Stock-based compensation	—	—	—	—	—	—	5,716	—	—	5,716
Foreign currency translation	—	—	—	—	—	—	—	(459)	—	(459)
Net loss	—	—	—	—	—	—	—	—	(161,115)	(161,115)
Balance, June 30, 2019	58,734	$5,873	—	$—	—	$—	$223,504	$28	$(302,301)	$(72,896)

The accompanying notes are an integral part of these condensed consolidated financial statements

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,115)	$(9,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,571	2,874
Amortization of deferred financing costs and discounts	10,101	588
Paid-in-kind interest	9,861	828
Stock-based compensation	5,716	1,507
Amortization of inventory step up	9,036	—
Amortization of operating lease right-of-use assets	13,676	—
Deferred income taxes, net	(482)	(1,318)
Other non-cash adjustments	1,494	100
Changes in operating assets and liabilities:
Accounts receivable, net	(354,210)	6,176
Operating lease liability	(12,125)	—
Inventories	(82,188)	88
Prepaid expenses and other assets	(40,290)	(1,426)
Accounts payable and accrued expenses	112,259	321
Other liabilities	(4,233)	183
Net cash provided by (used in) operating activities	(445,929)	152

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of deferred purchase price of sold receivables	319,137	—
Purchases of property and equipment	(6,339)	(770)
Net cash provided by (used in) investing activities	312,798	(770)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(3,226)	(938)
Proceeds from (payments on) line of credit, net	125,096	(1,354)
Repayment of finance leases	(1,685)	—
Payment of deferred financing costs	(1,500)	—
Taxes paid in lieu of shares issued for stock-based compensation	(415)	(391)
Net cash provided by (used in) financing activities	118,270	(2,683)

Effect of exchange rate changes on cash and cash equivalents	(360)	80

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,221)	(3,221)

CASH AND CASH EQUIVALENTS, at beginning of period	29,519	8,250
CASH AND CASH EQUIVALENTS, at end of period	$14,298	$5,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$71,055	$3,252
Income taxes paid	$138	$170

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property and equipment	$20	$41
Beneficial interest obtained in exchange for securitized trade receivables	$381,437	$—
Conversion of short-term convertible notes	$—	$13,764
Additions to operating lease liabilities	$232,497	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CENTRIC BRANDS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands (unless otherwise indicated) except share and per share data)

(unaudited)

1.    Business Description and Basis of Presentation

Centric Brands Inc. (“Centric” or the “Company”) is a leading lifestyle brands collective, bringing together creative minds from the worlds of fashion and commerce, sourcing, technology, marketing, digital and entertainment. The Company designs, produces, merchandises, manages and markets kidswear, accessories, and men’s and women’s apparel under owned, licensed and private label brands. The Company’s distinctive image has been developed across an expanding number of products, brands, sales channels and markets. The Company licenses over 100 brands or produces private label products across core product categories including kids, accessories, and men’s and women’s apparel. Licensed brands include Calvin Klein, Under Armour, Tommy Hilfiger, Nautica, Spyder, BCBG, Joe’s, Buffalo, Frye, Michael Kors, Kate Spade, AllSaints and Cole Haan, and entertainment properties including Disney, Marvel and Nickelodeon, among others. The Company’s products are sold through a cross section of leading retailers such as Walmart, Macy’s, Kohl’s, TJX Companies, Costco, Nordstrom, Dillard’s, Ross, Target, JC Penney and Amazon. The Company also sell products over the web through retail partners such as Walmart.com, Macy’s.com and Nordstrom.com. The Company also distributes apparel and other products through Company-owned retail stores, ecommerce websites, and partner shop-in-shops.

Legacy company-owned brands include Hudson®, a designer and marketer of men’s and women’s premium, branded denim and apparel, Robert Graham®, a sophisticated, eclectic apparel and accessories brand seeking to inspire a global movement, and SWIMS®, a Scandinavian lifestyle brand best known for its range of fashion-forward, water-friendly footwear, apparel and accessories (collectively, the “Owned Brands”).

Centric and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our,” and “ourselves,” unless the context indicates otherwise.

On October 29, 2018, the Company acquired from Global Brands Group Holding Limited (“GBG”) and GBG USA Inc., a wholly-owned subsidiary of GBG (“GBG USA”), a significant part of GBG’s North American business (“GBG Acquisition”), including the wholesale, retail and e-commerce operations comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses (the “GBG Business”). Effective upon the consummation of the GBG Acquisition, the Company changed its name from Differential Brands Group Inc. to Centric Brands Inc. and changed its trading symbol on NASDAQ from DFBG to CTRC.

Prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Subsequent to the GBG Acquisition, the Company implemented organizational changes that have impacted the manner in which it manages itself. Accordingly, the Company realigned its business into the following three reportable segments: (i) Kids, (ii) Accessories and (iii) Men’s & Women’s Apparel. See “Note 15 – Segment Information.”

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position,  its results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June  30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019 or for any other interim period. The December 31, 2018 consolidated balance sheet is condensed from the audited financial statements as of that date.

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

2.    Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in “Note 2 – Summary of Significant Accounting Policies” of the consolidated financial statements in the 2018 10-K.

Revenue Recognition

The Company accounts for its revenues in accordance with Accounting Standards Codification, Revenue from Contracts with Customers, (“ASC 606”).

Wholesale revenues are recorded when a contract with the customer is agreed to by both parties and product has been transferred, which generally occurs at the point of shipment from the Company’s warehouse, and recorded at the transaction price based on the amount the Company expects to receive. Collection is probable as the majority of shipments occur to reputable credit worthy businesses and through factored relationships which guarantee payment. Estimated reductions to revenue for customer allowances are recorded based upon history as a percentage of sales and current outstanding chargebacks. The Company may allow for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated based on historical experience and also specific claims filed by the customer. A refund liability is included in accounts payable and accrued expenses within the accompanying condensed consolidated balance sheets. Also, the Company records a return asset receivable in prepaid expenses and other current assets within the accompanying condensed consolidated balance sheets. The return asset receivable is evaluated for impairment each period.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and factored accounts receivable. The Company maintains cash and cash equivalents with various financial institutions, which is designed to limit exposure to any one institution. Periodic evaluations are performed of the relative credit rating of those financial institutions that are considered in the Company’s investment strategy. The vast majority of trade receivables from sales to customers are subsequently sold to a financial institution pursuant to a trade receivables securitization facility. The sale of trade receivables are made on a non-recourse basis; however, such sales are guaranteed through credit insurance purchased from an unrelated financial institution. When insured, the Company is not at risk if a customer fails to pay. For trade receivables not sold to a financial institution, the Company generally does not require collateral. As of June 30, 2019, the net deferred purchase price of trade receivables sold pursuant to the RPA (as defined below) totaled $72.3  million. The RPA was not in place as of June 30, 2018.  See “Note 4 – Accounts Receivables.”

The Company provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances, margin support and other dilution-related items. The net carrying value approximates the fair value for these assets. Such losses have historically been within management’s expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

Financial Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 842, Leases (“ASC 842”), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 as of January 1, 2019, using the modified retrospective approach. The Company elected the ‘comparatives under ASC 840 option’ as a transitional practical expedient, which allows the Company to initially apply the new lease requirements at the effective date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. It also allows the Company to report comparative periods in the financial statements under previous GAAP under ASC 840, Leases (“ASC 840”). There was no cumulative-effect adjustment recorded in connection with our adoption of ASC 842.  The Company also elected the ‘package of practical expedients’ permitted under the transition guidance, which allowed the Company to (i) carry forward the historical lease classification, (ii) forgo reassessment of whether any expired or existing contracts contain leases, and (iii) forgo reassessment of whether any previously unamortized initial direct costs continue to meet the definition of initial direct costs under ASC 842. However, any initial direct costs after the effective date will be included within the ROU asset under ASC 842. The Company did not elect the ‘hindsight’ practical expedient to reassess the lease term for existing leases.

For the accounting policy practical expedients, the Company elected not to recognize ROU assets and lease liabilities for short-term leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Additionally, the Company elected the non-separation of lease and non-lease components, and as a result, the Company does not need to account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs) for all leases.

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

There was no adjustment to the opening balance of retained earnings upon adoption of ASC 842 given the nature of the impacts and the other transition practical expedients elected by the Company. Adoption of ASC 842 impacted the Company’s results on January 1, 2019, as follows (in thousands):

		Adjustments due
	December 31, 2018	to ASC 842	January 1, 2019
Operating lease ROU assets (1) (2) (4)	$—	$214,000	$214,000

Current portion of operating lease liabilities (3)	$—	$20,883	$20,883
Accounts payable and accrued expenses (1)	525,863	(367)	525,496
Operating lease liabilities (3)	—	199,857	199,857
Other non-current liabilities (4)	6,581	(6,373)	208
Total	$532,444	$214,000	$746,444

(1)	Represents the reclassification of deferred rent, unfavorable leases and lease incentives to operating lease ROU assets.
(2)	Represents capitalization of operating lease assets.
(3)	Represents recognition of operating lease liabilities.
(4)	Represents reclassification of deferred rent, unfavorable leases and lease incentives to operating lease ROU assets.

The standard did not materially impact the Company’s consolidated net earnings and had no material impact on the condensed consolidated statement of cash flows. For further information regarding leases, see “Note 10 – Leases.”

Leases

In general, leases are evaluated and classified as either operating or finance leases. The Company has finance leases, however, finance leases are not material to the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements  of cash flows.

The assets related to the Company’s operating leases are included in operating lease ROU assets, and the current and long-term portions of liabilities related to the Company’s operating leases are included in current portion of operating lease liabilities and operating lease liabilities, respectively, on the condensed consolidated balance sheet as of June 30, 2019. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company cannot determine the implicit rate in its leases, the Company uses its estimated incremental borrowing rate based on information available at the date of the commencement of the lease in calculating the present value of its existing lease payments. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases. The operating lease asset also includes any lease payments made and unamortized lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line method over the term of the lease.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. The Company is currently assessing the impact of the new guidance.

3.    GBG Acquisition

On October 29, 2018, the Company completed the GBG Acquisition for a preliminary purchase price of $1.2 billion. To finance the acquisition, the Company entered into the Credit Agreements (as defined below). The First Lien Credit Agreement (as defined below) provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which subsequently increased to $200.0 million, and a senior secured term loan credit facility in an aggregate principal amount of $645.0 million. The Second Lien Credit Agreement (as defined below) provides for a second lien term loan facility in an aggregate principal amount of $668.0 million. See “Note 8 – Debt” for a discussion of the terms of the Credit Agreements and amendments thereto.

The purchase price allocation is subject to adjustment until the Company has completed its analysis within the measurement period. The purchase price allocation is preliminary and the finalization of the Company’s purchase price allocation may result in changes in the valuation of assets acquired and liabilities assumed. The Company will finalize the purchase price allocation as soon as practicable, but not to exceed one year following October 29, 2018. No material changes were made to the preliminary purchase price allocation during the three months ended June 30, 2019.

Unaudited pro forma financial information

The following table presents our unaudited pro forma results for the three months ended June 30, 2018 and six months ended June  30, 2018, as if the GBG Acquisition had occurred on January 1, 2018. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees.

	Three months ended June 30,	Six months ended June 30,
	2018	2018
	(in thousands)	(in thousands)
Net sales	$381,346	$980,467
Cost of goods sold	305,954	754,980
Gross margin	75,392	225,487
Gross margin % of net sales	19.8%	23.0%
Operating expenses
Selling, general and administrative	144,596	279,884
Depreciation and amortization	22,915	46,349
Total operating expenses	167,511	326,233
Operating loss	(92,119)	(100,746)
Interest expense	37,952	76,065
Other (income) expense, net	103	(17,573)
Loss before income taxes	(130,174)	(159,238)
Income tax provision (benefit)	(2,439)	(1,123)
Net loss	$(127,735)	$(158,115)

The unaudited pro forma financial information as presented above is for information purposes only and is not necessarily indicative of the actual results that would have been achieved had the GBG Acquisition occurred at the beginning of the earliest period presented or the results that may be achieved in future periods.

4.    Accounts Receivable

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

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests (the “Receivables”) to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers the Receivables for up to $450.0 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

On April 25, 2019, the Company amended its PNC Receivables Facility pursuant to (i) an amendment to the PSA (“PSA Amendment”) and (ii) an amendment to the RPA (“RPA Amendment”).

Under the terms of the PSA Amendment, the Originators continue to sell or contribute certain of their Receivables to Spring on a revolving basis. However, the PSA Amendment redefined Originators to include an additional subsidiary of the Company. Under the terms of the RPA Amendment, Spring can sell the Receivables for up to $600.0 million in cash proceeds to Purchasers, an increase of $150.0 million.

Accounts receivable consisted of the following (in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Insured receivables sold	$296,623	$380,595
Uninsured receivables sold	45,706	43,630
Total receivables sold	342,329	424,225
Purchase price of sold receivables	(245,700)	(364,900)
Allowances	(24,297)	(25,500)
Sold receivables, net	$72,332	$33,825

Accounts receivable, net	$24,667	$27,910

On July 30, 2019, the Company further amended the PNC Receivables Facility to enable the purchase and sale of Canadian receivables pursuant to the PNC Receivables Facility.  See “Note 17 – Subsequent Events” below for additional information.

5.    Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Finished goods	$400,696	$315,484
Raw materials and work in progress	15,514	27,468
Total inventories	$416,210	$342,952

6.    Intangible Assets and Goodwill

Company’s intangible assets as of June  30, 2019 are comprised of trade names, customer relationships and non-compete agreements. Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite.

Amortization expense related to the intangible assets amounted to approximately $19.4 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets amounted to approximately $38.9 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

There were no indicators present for impairment to intangible assets or goodwill during the three months ended June 30, 2019 and 2018. As a result, there  were no impairment charges recorded related to intangible assets or goodwill during the three and six months ended June 30, 2019 and 2018.

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

8.    Debt

The five-year payment schedule of the Company’s debt as of June 30, 2019 is as follows (in thousands):

	Payment Due by Period							Original
	Remainder of							Issue (Discount)	Carrying
	2019	2020	2021	2022	2023	Thereafter	Total	Premium and Costs, Net	Value
Revolving facility	$125,411	$—	$—	$—	$—	$—	$125,411	$—	$125,411
1L Term Loan	8,062	32,250	32,250	32,250	536,963	—	641,775	(16,309)	625,466
2L Term Loan	—	—	—	—	—	681,077	681,077	(86,506)	594,571
Convertible notes	—	—	18,275	—	—	25,000	43,275	(5,077)	38,198
Total	$133,473	$32,250	$50,525	$32,250	$536,963	$706,077	$1,491,538	$(107,892)	$1,383,646

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

The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which matures on April 29, 2023 (the “New Revolving Facility”) and a senior secured term loan credit facility in an aggregate principal amount of $645.0 million, which matures on October 29, 2023 (the “First Lien Term Loan Facility”, and together with the New Revolving Facility, are collectively referred to herein as “First Lien Facilities”). The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668.0 million, which matures on October 29, 2024 (the “Second Lien Term Loan Facility”, and together with the First Lien Term Loan Facility are collectively referred to herein as the “Term Loan Facilities”). The obligations under the Credit Agreements are guaranteed by certain domestic subsidiaries of the Company and are secured by substantially all assets of the Company and its domestic subsidiaries. Cumulative paid-in-kind interest (“PIK”) under the Credit Agreements totaled $9.9 million and $13.1 million as of March 31, 2019 and June 30, 2019, respectively.

As of June 30, 2019, the aggregate principal amount of the First Lien Term Loan Facility and Second Lien Term Loan Facility was $645.0 million and $668.0 million, respectively. The net proceeds from the issuance of the First Lien Term Loan Facility and Second Lien Term Loan Facility was $614.7 million and $646.8 million, respectively.

As of June 30, 2019, the Company’s weighted average effective cash interest rate on the First Lien Term Loan Facility and Second Lien Term Loan Facility, including the effect of non-usage fees, was 9% and 10%, respectively. The Company’s weighted average effective interest rate on the First Lien Term Loan Facility and Second Lien Term Loan Facility including cash interest and non-cash interest related to deferred finance fees and original issue debt discount, was 10% and 14%, respectively.

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Loan Facilities require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2019, the Company was in compliance with these covenants.

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

On April 17, 2019, the Company entered into the first amendment and waiver (the “1L Amendment”) to the First Lien Credit Agreement to, among other things: (i) increase the amount of the permitted securitization facility under the RPA from $550.0 million to $600.0 million; (ii) increase the borrowing base of the New Revolving Facility under the First Lien Credit Agreement as set forth in the 1L Amendment; and (iii) amend the Company’s consolidated fixed charge ratio covenant.

Concurrent with the 1L Amendment, the Company also entered into the first amendment and waiver (the “2L Amendment”) to the Second Lien Credit Agreement to, among other things, increase the amount of indebtedness of the New Revolving Facility under the First Lien Credit Agreement from $795.0 million to $845.0 million. The Company accounted for the 1L Amendment and 2L Amendment as modifications to the original credit agreements and capitalized the associated debt issuance costs.

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

The New Revolving Facility, contains customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreements, inclusive of the provisions of the New Revolving Facility, require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2019, the Company was in compliance with these covenants.

The Company incurred debt issuance costs totaling $6.8 million related to the New Revolving Facility. The debt issuance costs have been deferred and are presented in Other Assets and are amortized using the effective interest method over the life of the New Revolving Facility.

On April 17, 2019, the Company entered into the 1L Amendment to the First Lien Credit Agreement to, among other things, increase the aggregate commitments under the New Revolving Facility under the First Lien Credit Agreement from $150.0 million aggregate principal amount to $200.0 million. The Company incurred additional debt issuance costs totaling $1.5 million as a result of the 1L Amendment. The debt issuance costs have been deferred and are presented in Other Assets and are amortized using the effective interest method over the remaining life of the New Revolving Facility.

The availability under the New Revolving Facility as of June 30, 2019 was $60.4 million. Borrowings under the New Revolving Facility as of June 30, 2019 were $125.0 million.

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

The following table is a summary of the recorded value of the 2024 Convertible Notes as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Convertible note - face value	$25,000	$25,000
Less: Original issue discount	(4,522)	(4,522)
Short-term convertible note recorded value on issue date	20,478	20,478
Accumulated accretion of original issue debt discount	2,138	534
Convertible note value	$22,616	$21,012

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

The following table is a summary of the recorded value of the Modified Convertible Notes as of June 30, 2019 and December 31, 2018 (in thousands). The value of the Modified Convertible Notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

	June 30, 2019	December 31, 2018
Modified convertible notes - face value	$16,473	$16,473
Less: original issue discount	(4,673)	(4,673)
Modified convertible notes recorded value on issue date	11,800	11,800
PIK interest issued	1,655	1,505
Accumulated accretion of original issue debt discount	2,127	1,918
Modified convertible notes value	$15,582	$15,223

Total Interest Expense

The following table is a summary of total interest expense recognized (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Contractual coupon interest	$36,879	$2,121	$72,926	$4,047
Non-cash interest expense (including amortization of discounts and deferred financing costs)	9,996	298	19,962	588
Total interest expense	$46,875	$2,419	$92,888	$4,635

9.    Fair Value Measurement of Financial Instruments

The Company’s assets and liabilities measured at fair value on a nonrecurring basis include cash, accounts receivable, sold receivables, accounts payable, and the convertible notes. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. There were no impairments of long-lived assets during the three and six months ended June 30, 2019 and 2018.

The carrying value of the 2024 Convertible Notes and the Modified Convertible Notes at June 30, 2019 was $38.2 million which approximates their fair value at June 30, 2019. The Company estimates the fair value of the 2024 Convertible Notes and the Modified Convertible Notes using commonly accepted valuation methodologies and unobservable inputs based on the low volume of similar market activity (Level 3). The Company carries the 2024 Convertible Notes and the Modified Convertible Notes at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the 2024 Convertible Notes and the Modified Convertible Notes, see “Note 8 – Debt.”

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

The Company has commitments under operating leases for retail stores, corporate offices, administrative offices and showrooms expiring on various dates through January 2029. The Company leases certain equipment under finance lease agreements expiring on various dates through January 2022. As of June 30, 2019, the Company’s finance leases were not material to the condensed consolidated balance sheets, condensed consolidated statements of operations or statement of cash flows.

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

The components of lease cost for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Lease cost
Operating lease cost	$9,858	$18,420
Short-term lease cost	2,108	4,240
Variable lease cost (1)	2,908	6,343
Total lease cost	$14,874	$29,003

(1)	Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.

Amounts reported in the condensed consolidated balance sheet as of June 30, 2019 are as follows (in thousands):

	As of June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$212,024
Operating lease liabilities	$200,565
Current portion of operating lease liabilities	19,767
Total operating lease liabilities	$220,332

Weighted-average remaining lease term
Operating leases	7.58	Years

Weighted-average discount rate
Operating leases	8.20%

Cash flow information related to operating leases for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,004	$19,960

Future minimum lease payments under non-cancellable leases as of the period ended June  30, 2019 are as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$21,837
2020	43,018
2021	39,661
2022	36,349
2023	31,543
Thereafter	127,300
Total undiscounted lease payments	299,708
Less: imputed interest	(79,376)
Total lease liabilities	$220,332

Reported as:
Current portion of operating lease liabilities	$19,767
Operating lease liabilities	200,565
Total lease liabilities	$220,332

As of June 30, 2019, the Company has additional operating leases, primarily for buildings, that have not yet commenced of $13.5 million. These operating leases will commence in fiscal year 2019 with lease terms of 1 year to 5 years.

As of December 31, 2018, for the period prior to adoption of ASC 842, the future minimum rental payments under non-cancelable operating leases with lease terms in excess of one year were as follows (in thousands):

2019	$44,295
2020	39,771
2021	37,722
2022	35,554
2023	31,110
Thereafter	125,863
Total	$314,315

Rent expense was $14.2 million for the year ended December 31, 2018.

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

The Company has granted and continues to grant RSUs, performance stock units (“PSUs”) and stock options to its officers, non-employee directors and employees pursuant to the 2016 Stock Incentive Plan or as “inducement grants,” as permitted under NASDAQ rules. The RSUs, PSUs and stock options represent the right to receive one share of common stock for each unit on the vesting date provided that the individual meets the applicable vesting criteria. The exercise price of stock options granted under the 2016 Stock Incentive Plan are determined by the Compensation and Stock Option Committee (the “Compensation Committee”) of the Board of Directors or by any other committee designated by the Board of Directors, but may not be less than the fair market value of the Company’s shares of common stock on the date the option is granted. In general, unvested stock options are forfeited when a participant terminates employment or service with the Company or its affiliates.

Shares underlying awards that are forfeited, cancelled, terminated or expire unexercised, or settled in cash in lieu of issuance of shares, shall be available for issuance pursuant to future awards to the extent that such shares are forfeited, repurchased or not issued under any such award. Any shares tendered to pay the exercise price of an option or other purchase price of an award, or withholding tax obligations with respect to an award, shall be available for issuance pursuant to future awards. In addition, if any shares subject to an award are not delivered to a participant because (i) such shares are withheld to pay the exercise price or other purchase price of such award, or withholding tax obligations with respect to such award (or other award), or (ii) a payment upon exercise of an award is made in shares, the number of shares subject to the exercised or purchased portion of any such award that are not delivered to the participant shall be available for issuance pursuant to future awards.

As of June 30, 2019, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon exercise of stock options granted under the Amended and Restated Plan; (ii)  2,299,197 shares of common stock issuable upon vesting of RSUs, PSUs and exercise of stock options granted under the 2016 Stock Incentive Plan;  and (iii) 8,676,488 shares of common stock are available for future grant under the 2016 Stock Incentive Plan. As of December 31, 2018, the Company no longer granted shares under the Amended and Restated Plan. Also, as of June 30, 2019, there were 5,200,000 shares of common stock issuable upon vesting of RSUs and PSUs granted pursuant to “inducement grants”  to certain of our officers.

Stock Options

As of January 1, 2019, the Company had 320,721 shares of stock options outstanding, comprised of 444 and 320,277 stock options outstanding under the Amended and Restated Plan and 2016 Stock Incentive Plan, respectively. There was no activity related to stock options for the six months ended June 30, 2019.

There were no options exercised during the six months ended June 30, 2019. The following table summarizes exercise prices for options exercisable as of June 30, 2019 (in actual amounts):

	Options Exercisable
		Weighted-Average
		Remaining Contractual
Exercise Price	Number of Shares	Life (Years)
$4.02	70,277	4.9
$11.40	444	5.5
	70,721

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. Stock-based compensation expense related to stock options was immaterial during the three and six months ended June 30, 2019. As of June 30, 2019, there was $0.6 million of unrecognized compensation cost related to unvested stock options.

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

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2019 (in actual amounts):

	Restricted Stock Units
	Number Of	Weighted Average Grant
	Units	Date Fair Value
Outstanding at January 1, 2019	5,820,560	$4.06
Granted	527,680	3.90
Vested	(499,320)	3.04
Forfeited	(20,000)	2.85
Outstanding at June 30, 2019	5,828,920	$4.14

A total of $2.7 million and $0.9 million of stock-based compensation expense was recognized related to RSUs during the three months ended June 30, 2019 and 2018, respectively. A total of $4.8 million and $0.9 million of stock-based compensation expense was recognized related to RSUs during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $19.9 million of total unrecognized compensation cost related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.4 years.

Performance Share Units

In the second quarter of 2019, the Company did not grant any performance share units.  No performance share units were forfeited during the period ended June 30, 2019 and 1,350,000 unvested performance shares are outstanding as of June 30, 2019. The Company did not recognize stock compensation expense for the three months ended June 30, 2019 and 2018, respectively. Stock compensation expense in the amount of $0.8 million and $0 million was recognized for the six months ended June 30, 2019 and 2018, respectively.

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

The following tables disaggregate our operating segment net sales by product category and sales channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of net sales are affected by economic factors:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Wholesale &	Direct to		Wholesale &	Direct to
	Licensing	Consumer	Total	Licensing	Consumer	Total
Kids	$193,231	$—	$193,231	$—	$—	$—
Accessories	83,712	—	83,712	—	—	—
Men’s & Women’s Apparel	59,641	86,623	146,264	24,728	11,237	35,965
	$336,584	$86,623	$423,207	$24,728	$11,237	$35,965

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Wholesale &	Direct to		Wholesale &	Direct to
	Licensing	Consumer	Total	Licensing	Consumer	Total
Kids	$425,976	$—	$425,976	$—	$—	$—
Accessories	180,723	—	180,723	—	—	—
Men’s & Women’s Apparel	201,976	143,429	345,405	54,090	20,694	74,784
	$808,675	$143,429	$952,104	$54,090	$20,694	$74,784

International sales were $11.1 million for the three months ended June 30, 2019 and immaterial for the three months ended June 30, 2018. International sales were $30.9 million for the six months ended June 30, 2019 and immaterial for the six months ended June 30, 2018.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic loss per share computation
Numerator:
Net loss	$(79,252)	$(5,684)	$(161,115)	$(9,769)
Less: preferred dividends	—	(1,847)	—	(3,609)
Net loss attributable to common stockholders	$(79,252)	$(7,531)	$(161,115)	$(13,378)
Denominator:
Weighted average common shares outstanding	58,649	13,980	58,588	13,766

Loss per common share - basic
Net loss	$(1.35)	$(0.54)	$(2.75)	$(0.97)
Net loss per common share - basic	$(1.35)	$(0.54)	$(2.75)	$(0.97)

Diluted loss per share computation
Numerator:
Net loss	$(79,252)	$(5,684)	$(161,115)	$(9,769)
Less: preferred dividends	—	(1,847)	—	(3,609)
Net loss attributable to common stockholders	$(79,252)	$(7,531)	$(161,115)	$(13,378)
Denominator:
Weighted average common shares outstanding	58,649	13,980	58,588	13,766
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—	—	—
Dilutive common shares	58,649	13,980	58,588	13,766

Loss per common share - diluted
Net loss	$(1.35)	$(0.54)	$(2.75)	$(0.97)
Net loss per common share - diluted	$(1.35)	$(0.54)	$(2.75)	$(0.97)

The following potentially dilutive shares of common stock were excluded from diluted EPS as the Company had a net loss for the periods ended:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Outstanding stock options	321	71	321	71
Unvested RSUs	5,919	877	5,919	877
Unvested PSUs	1,350	403	1,350	403
Outstanding warrants	650	650	650	650
Convertible Series A Preferred Stock	—	4,480	—	4,480
Convertible Series A-1 Preferred Stock	—	4,588	—	4,588
Modified Convertible Notes	1,299	1,268	1,299	1,268
2024 Convertible Notes	3,125	—	3,125	—

Loss per Share under Two−Class Method

The Series A Preferred Stock had the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, was considered a participating security. The Series A Preferred Stock was included in the computation of basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018 pursuant to the two-class method. Holders of the Series A Preferred Stock did not participate in undistributed net losses because they were not contractually obligated to do so.

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

The following table provides a reconciliation of net loss to preferred shareholders and common stockholders for purposes of computing net loss per share for the three and six months ended June 30, 2018 (in thousands, except per share data):

	Three months ended June 30,	Six months ended June 30,
	2018	2018
Net loss	$(5,684)	$(9,769)
Less: preferred dividends	(1,847)	(3,609)
Net loss attributable to common stockholders	$(7,531)	$(13,378)

Denominator:
Weighted average common shares outstanding	13,980	13,766

Loss per common share - basic and diluted under two-class method	$(0.54)	$(0.97)

There were no preferred dividends for the three or six months ended June 30, 2019.

14.    Income Taxes

The provision for income taxes for the six months ended June 30, 2019 was approximately $1.5 million, or an effective tax rate of 0.9%. The Company has reporting entities in the U.S., Canada and Norway that have incurred net operating losses in each of their respective taxing jurisdictions resulting in no current income tax expense except, the U.S., for a small state minimum income tax expense. Further, the Company has full valuation allowances on its U.S. and Canadian net deferred tax assets resulting in no deferred tax benefit on its net operating losses; however, a small deferred tax benefit was recorded in the Company’s Norwegian net operating losses.  In the first quarter of 2019, the Company recorded a deferred expense relating to the valuation allowance in the amount of $1.6 million, or 1.0%. In the second quarter of 2019, the Company recorded minimal state income tax expense in the amount of $0.1 million, or 0.1%, and a deferred benefit relating to net operating losses in Norway in the amount of $0.2 million, or a 0.2% benefit.

The Company has evaluated the positive and negative evidence supporting the realization of its net deferred tax assets in each taxing jurisdiction, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and Canada. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all of its net deferred tax assets. If the Company subsequently determines that it will be able to realize some portion or all of its deferred tax assets, then an adjustment to its valuation allowance on its deferred tax assets will be made which would have the effect of increasing net income in the period such determination is made.

The Company has applied ASC 740, Income Taxes, and has determined that it has uncertain income tax positions that resulted in a tax reserve of $0.1 million. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

15.    Segment Information

Segment Reporting

Prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Upon completing the GBG Acquisition, it resegmented its reportable segments to reflect the organizational structure of the Company, including the operations of the GBG Business. Accordingly, it realigned its business into the following three reportable segments: (i) Kids, (ii) Accessories, and (iii)  Men’s and Women’s Apparel. This new segment structure is consistent with how the Company establishes our overall business strategy, allocate resources, and assess performance.

All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net sales:
Kids	$193,231	$—	$425,976	$—
Accessories	83,712	—	180,723	—
Men’s & Women’s Apparel	146,264	35,965	345,405	74,784
	$423,207	$35,965	$952,104	$74,784
Gross profit:
Kids	$37,092	$—	$74,265	$—
Accessories	13,171	—	28,819	—
Men’s & Women’s Apparel	61,389	14,480	127,514	30,681
	$111,652	$14,480	$230,598	$30,681

Selling, general and administrative:
Kids	$25,084	$—	$53,562	$—
Accessories	11,604	—	24,062	—
Men’s & Women’s Apparel	66,279	18,670	138,508	33,963
	$102,967	$18,670	$216,132	$33,963

Depreciation and amortization:
Kids	$10,647	$—	$20,472	$—
Accessories	7,225	—	16,484	—
Men’s & Women’s Apparel	5,743	1,412	9,615	2,874
	$23,615	$1,412	$46,571	$2,874

Other (income) expense, net:
Kids	$6,195	$—	$12,312	$—
Accessories	4,615	—	10,673	—
Men’s & Women’s Apparel	6,934	—	11,857	—
	$17,744	$—	$34,842	$—

Operating income (loss):
Kids	$(4,834)	$—	$(12,081)	$—
Accessories	(10,273)	—	(22,400)	—
Men’s & Women’s Apparel	(17,567)	(5,602)	(32,466)	(6,156)
	$(32,674)	$(5,602)	$(66,947)	$(6,156)

16.    Related Party Transactions

Since March 31, 2019, the Company entered into the following related party transaction.

On June 8, 2019, the Company entered into an employment offer letter with Andrew Tarshis in connection with the Company’s employment of Mr. Tarshis as its Executive Vice President, General Counsel (the “Tarshis Agreement”). The Tarshis Agreement provides that Mr. Tarshis will be employed for a term beginning on June 24, 2019 and ending June 24, 2022, subject to earlier termination as specified in the Tarshis Agreement. If Mr. Tarshis remains an employee of the Company following expiration of the Term and the Tarshis Agreement is not extended, Mr. Tarshis will be an employee “at will.” The Tarshis Agreement provides for Mr. Tarshis to receive an annual base salary of $600,000 per year and for certain other benefits consistent with those provided to other employees of the Company. Also, the Company will reimburse Mr. Tarshis for the cost of obtaining COBRA coverage during the period prior to his eligibility for the Company’s health plan. The Tarshis Agreement provides for a travel allowance of $1,500 per month during the Term. In addition, Mr. Tarshis is eligible to receive an annual cash bonus with a target of 60% of his annual base salary, subject to the achievement of the applicable performance goals (the “Bonus”); provided that for calendar year 2019, the Bonus will be prorated.

The Tarshis Agreement provides for a grant of 250,000 RSUs with respect to the Company’s common stock under the Company’s 2016 Stock Incentive Compensation Plan, and subject to the terms and conditions as provided in the 2016 Stock Incentive Compensation Plan and an RSU award agreement to be entered into between Centric Brands Inc. and Mr. Tarshis.

The RSUs will vest in one-third increments on each of the first three anniversaries of the effective date of the Tarshis Agreement; subject to Mr. Tarshis’s continued employment through the applicable vesting date; provided, if Mr. Tarshis’s employment is terminated by the Company without cause or due to death or permanent disability or by Mr. Tarshis for good reason, then any unvested portion of the RSUs will accelerate and become fully vested on the date of termination. Any vested RSUs will be settled through the issuance of common stock.

Upon a termination of Mr. Tarshis’s employment without cause or a resignation by Mr. Tarshis for good reason (as such terms are defined in the Tarshis Agreement), in addition to acceleration of the RSUs as described above, subject to the execution and non-revocation of a general release, the Company will provide Mr. Tarshis with (i) an amount equal to twelve months of Mr. Tarshis’ base salary; (ii) an annual bonus for the calendar year in which the termination occurs; and (iii) the full cost of COBRA continuation coverage for Mr. Tarshis for twelve (12) months following the date of termination of Mr. Tarshis’s employment.

The Tarshis Agreement provides for a perpetual non-solicitation provision, pursuant to which Mr. Tarshis agrees, among other things, not to hire or solicit employees, customers, suppliers and potential customers of the Company.

17.    Subsequent Events

Third RPA Amendment

On July 30, 2019, the Company amended the PNC Receivables Facility by entering into an amendment (the “Third RPA Amendment”) to the RPA. The Third RPA Amendment reflects that the Seller, the Servicer and Centric-Canada Apparel & Accessories ULC, an unlimited liability company organized under the laws of British Columbia, entered into a Canadian Purchase and Sale Agreement to enable the purchase and sale of Canadian receivables pursuant to the PNC Receivables Facility.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2019 (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of Exchange Act, which represent our management’s beliefs and assumptions concerning future events based on information currently available to us. When used in this Quarterly Report, the words and phrases “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” “indicates,” “forecast,” “guidance,” “outlook,” “targets” and similar expressions and the negatives of such words and phrases are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.

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

the risk that we will be unsuccessful in gauging fashion trends, changes in the business environment and changing consumer preferences; potential changes in the retail store landscape in light of retail store closings and the bankruptcy of a number of prominent retailers; the effects of competition in the markets in which we operate, including ecommerce retailers; our ability to successfully implement our strategic plans; our dependence on continued service of our key personnel; costs and uncertainties with respect to expansion of our product offerings; our ability to make strategic acquisitions and possible disruptions from acquisitions; our ability to realize the anticipated benefits of recent acquisitions and any future acquisitions; the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns, including consumer demand for our products, will have a negative impact on our financial performance or strategies and our ability to generate cash flows from our operations to service our indebtedness; our ability to generate positive cash flow from operations; our ability to manage our inventory effectively; our ability to protect our trademarks and other intellectual property; retail customer concentration and our reliance on a small number of large customers; risks associated with leasing retail space and operating our own retail stores; the risks associated with our reliance on service agreements providing certain accounting, warehousing and logistics, manufacturing, information technology, data privacy, cybersecurity, disaster recovery, and internal controls services, including the risks associated with certain services we are procuring under a transition services agreement; the risks associated with the foreign sourcing of our products in light of potential changes in international trade relations between the United States and countries in which our products are sourced; the risk that we pledged all our tangible and intangible assets as collateral under our financing agreements; the risk that the credit ratings of the combined company or its subsidiaries may be different from what we expect; our ability to continue to have access to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations or new acquisitions; the significant increase in the amount of our goodwill and other intangibles; the risk of cyber-attacks and other technology system risks; the effect of regulations applicable to us as a United States public company; additional legislation and/or regulation in the United States and around the world;  and the other risk factors contained in our reports filed with the SEC pursuant to the Exchange Act, including our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”) and subsequent quarterly reports on Form 10-Q and Form 8-K should be read in conjunction with those reports, together with all of the Company’s other filings.

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

Introduction

As we are a smaller reporting company, this discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2019 and 2018, respectively. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in Item 1 of this Quarterly Report. Due to the GBG Acquisition (defined below), the financial information for the three and six months ended June 30, 2019 is not comparable to the three and six months ended June 30, 2018. As such, we have presented comparative results of operations for the three and six months ended June 30, 2019 compared to the pro forma combined three and six months ended June 30, 2018. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information.”

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

We license over 100 brands or produce private label products across our core product categories including kids, accessories, and men’s and women’s apparel. Licensed brands include Calvin Klein, Under Armour, Tommy Hilfiger, Nautica, Spyder, BCBG, Joe’s, Buffalo, Frye, Michael Kors, Kate Spade, AllSaints and Cole Haan, and entertainment properties including Disney, Marvel and Nickelodeon, among others. Our products are sold through a cross section of leading retailers such as Walmart, Macy’s, Kohl’s, TJX Companies, Costco, Nordstrom, Dillard’s, Ross, Target, JC Penney and Amazon. We also sell our products over the web through retail partners such as Walmart.com, Macy’s.com and Nordstrom.com. We also distribute apparel and other products through our own retail stores, ecommerce websites, and partner shop-in-shops.

Our legacy company-owned brands include Hudson®, a designer and marketer of men’s and women’s premium, branded denim and apparel, Robert Graham®, a sophisticated, eclectic apparel and accessories brand seeking to inspire a global movement, and SWIMS®, a Scandinavian lifestyle brand best known for its range of fashion-forward, water-friendly footwear, apparel and accessories (collectively, the “Owned Brands”).

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

GBG Acquisition

On October 29, 2018 (the “GBG Closing Date”), we acquired from Global Brands Group Holding Limited (“GBG”) and GBG USA Inc., a wholly-owned subsidiary of GBG (“GBG USA”), a significant part of GBG’s North American business, including the wholesale, retail and ecommerce operations, comprising all of their North American kids business, all of their North American accessories business and a majority of their West Coast and Canadian fashion businesses (the “GBG Business”) for a purchase price of approximately $1.2 billion (the “GBG Acquisition”). For more information on the financing transactions entered into in connection with the GBG Acquisition, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Notes to Condensed Consolidated Financial Statements – Note 8 – Debt” and “Notes to Condensed Consolidated Financial Statements – Note 3 – GBG Acquisition” for a further discussion.

Reportable Segments

Prior to the GBG Acquisition, we organized our business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Upon completing the GBG Acquisition, we resegmented our reportable segments to reflect our expanded organizational structure, including the operations of the newly acquired GBG Business. Accordingly, we realigned our business into the following three reportable segments: (i) Kids, (ii) Accessories, and (iii) Men’s and Women’s Apparel. This new segment structure is consistent with how our chief operating decision maker establishes our overall business strategy, allocates resources, and assesses performance. All prior period segment information has been reclassified to reflect the realignment of our segment reporting structure. We will continually evaluate changes in the structure of the organization to determine whether our operating segments have changed when events or circumstances necessitate such an exercise.

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

Kids

Our Kids segment is comprised of sales of products to full-price retail stores, off-price or outlet department stores, boutiques and ecommerce sales. Kids products are sold to over 700 customers and are comprised of over 350 licensed brands. Key licensed brands include Calvin Klein®, Under Amour®, Tommy Hilfiger®, Nautica® and Disney®. Our top customers include large retailers such as Walmart, Kohl’s, Target, Burlington, Macy’s, and TJX Companies. We design, produce and sell goods to Walmart as a private label business under the George® and Faded Glory® names. Our Kids segment accounted for approximately 45.7% of our second quarter 2019 net revenues. We sell our Kids products through our own showrooms where retailers review the latest collections and place orders.

The Kids segment was acquired as a component of the GBG Business. In addition to integrating the Kids segment successfully and efficiently with our existing business, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors and selectively expanding into new accounts.

Accessories

Our Accessories segment is comprised of sales of products to full-price retail stores, off-price or outlet department stores, boutiques and ecommerce sales. Accessories products are sold to over 600 customers and are comprised of over 85 licensed, owned and private label brands. Key licensed brands include Calvin Klein®, Frye®, Fila®, Michael Kors®, Kate Spade® and AllSaints®. Our top customers include large retailers such as Walmart, Kohl’s, Macys, Dillard’s and Nordstrom companies. Our Accessories segment accounted for approximately 19.8% of our second quarter 2019 net revenues. We sell our Accessories products through our own showrooms where retailers review the latest collections and place orders.

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

Our Men’s and Women’s Apparel segment, accounted for approximately 34.6% of our second quarter 2019 net revenues. Our net sales also include net royalty revenue generated through the licensing of our Robert Graham® and Hudson® brands to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated products for the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear, kids, and fragrances, and for distribution of our products in Canada. Our Men’s and Women’s Apparel products are sold to over 1,000 retail customers in North America and throughout the world including our own retail stores and ecommerce websites. As of June 30, 2019, we operated a total of 97 retail stores and 348 partner shop-in-shops.

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. This table should be read in conjunction with the discussion that follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited, in thousands)
Net sales	$423,207	$35,965	$952,104	$74,784
Cost of goods sold	311,555	21,485	721,506	44,103
Gross profit	111,652	14,480	230,598	30,681
Gross margin % of sales	26.4%	40.3%	24.2%	41.0%
Operating expenses
Selling, general and administrative	102,967	18,670	216,132	33,963
Depreciation and amortization	23,615	1,412	46,571	2,874
Other operating expense, net	17,744	—	34,842	—
Total operating expenses	144,326	20,082	297,545	36,837
Operating loss	(32,674)	(5,602)	(66,947)	(6,156)
Operating loss % of net sales	(7.72)%	(15.6)%	(7.0)%	(8.2)%
Interest expense	46,875	2,419	92,888	4,635
Other (income) expense, net	(202)	103	(244)	102
Total other expense, net	46,673	2,522	92,644	4,737
Loss before income taxes	(79,347)	(8,124)	(159,591)	(10,893)
Income tax provision (benefit)	(95)	(2,440)	1,524	(1,124)
Net loss	$(79,252)	$(5,684)	$(161,115)	$(9,769)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net sales:
Kids	$193,231	$—	$425,976	$—
Accessories	83,712	—	180,723	—
Men’s & Women’s Apparel	146,264	35,965	345,405	74,784
	$423,207	$35,965	$952,104	$74,784
Gross profit:
Kids	$37,092	$—	$74,265	$—
Accessories	13,171	—	28,819	—
Men’s & Women’s Apparel	61,389	14,480	127,514	30,681
	$111,652	$14,480	$230,598	$30,681

Selling, general and administrative:
Kids	$25,084	$—	$53,562	$—
Accessories	11,604	—	24,062	—
Men’s & Women’s Apparel	66,279	18,670	138,508	33,963
	$102,967	$18,670	$216,132	$33,963

Depreciation and amortization:
Kids	$10,647	$—	$20,472	$—
Accessories	7,225	—	16,484	—
Men’s & Women’s Apparel	5,743	1,412	9,615	2,874
	$23,615	$1,412	$46,571	$2,874

Other operating (income) expense, net:
Kids	$6,195	$—	$12,312	$—
Accessories	4,615	—	10,673	—
Men’s & Women’s Apparel	6,934	—	11,857	—
	$17,744	$—	$34,842	$—

Operating income (loss):
Kids	$(4,834)	$—	$(12,081)	$—
Accessories	(10,273)	—	(22,400)	—
Men’s & Women’s Apparel	(17,567)	(5,602)	(32,466)	(6,156)
	$(32,674)	$(5,602)	$(66,947)	$(6,156)

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net sales increased to $423.2 million for the three months ended June 30, 2019 from $36.0 million for three months ended June 30, 2018, reflecting a $387.2 million year over year increase. The increase in net sales was attributable to the newly acquired GBG Business.

Gross profit increased to $111.7 million for the three months ended June 30, 2019 from $14.5 million for the three months ended June 30, 2018, reflecting a $97.2 million year over year increase.

Gross margin was 26.4% for the three months ended June 30, 2019, compared to 40.3% for the three months ended June 30, 2018. The decrease in the gross margin as a percent of net sales reflects the impact of increased wholesale penetration as a result of the GBG Acquisition.

For more information, see sections titled “Reportable Segments” and “Supplemental Unaudited Pro Forma Combined Financial Information.”

Operating Expenses

Operating expenses include (i) selling, general and administrative expenses related to employee and employee benefits, sales commissions, advertising, professional fees and factor and bank fees, (ii) depreciation and amortization, and (iii) other operating expense.

In connection with the closing of the GBG Acquisition, we entered into a transition services agreement with GBG USA wherein each has agreed to provide the other party certain corporate services including information technology, finance, human resources, legal, rent, sourcing, tax and facilities for a period of up to 3 years from October 29, 2018 to ensure and facilitate an orderly transfer of business operations. Payments to each party will vary in amount and length of time as specified in the transition services agreement. The charges for such services are generally intended to allow the service provider to recover all of its direct and indirect costs, generally without profit. As of June 30, 2019, our ongoing utilization of transition services from GBG USA under the transition services agreement was primarily limited to information technology, equipment, facilities, and human resources.

Selling, general and administrative expenses increased to $103.0 million for the three months ended June 30, 2019 from $18.7 million for the three months ended June 30, 2018. The $84.3 million increase was attributable to operating costs of the GBG Business.

Depreciation and amortization expenses increased to $23.6 million for the three months ended June 30, 2019 from $1.4 million for the three months ended June 30, 2018. Increase in depreciation and amortization expense was attributable to the GBG Acquisition.

Other operating expenses primarily include reorganization and integration expenses. Other operating expenses totaled $17.7 million for the three months ended June 30, 2019. There were no other operating expenses in the three months ended June 30, 2018.

Interest Expense

Interest expense includes costs incurred by us for borrowed funds as well as amortization of deferred financing fees relating to our term loans and revolving credit facilities. Interest expense increased to $46.9 million for the three months ended June 30, 2019 from $2.4 million for the three months ended June 30, 2018. Increase in interest expense was largely driven by the increase in aggregate outstanding borrowings under the new credit facilities entered into in connection with the GBG Acquisition, the issuance of the 2024 Convertible Notes, the 1L Amendment and the 2L Amendment (as defined below) and amortization of debt issuance costs.

Income Tax Benefit

The effective tax rate from operations was a benefit of 0.1% for the three months ended June 30, 2019 compared to a benefit of 30% for the three months ended June 30, 2018. The difference in the effective tax rate for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to the change to a full valuation allowance projection in 2019 against losses generated in the US and Canada resulting in no deferred tax benefit on the net operating losses. The nominal benefit is a result of the loss generated in Norway.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Net sales increased to $952.1 million for the six months ended June 30, 2019 from $74.8 million for six months ended June 30, 2018, reflecting a $877.3 million year over year increase. The increase in net sales was attributable to the GBG Acquisition.

Gross profit increased to $230.6 million for the six months ended June 30, 2019 from $30.7 million for the six months ended June 30, 2018, reflecting a $199.9 million year over year increase.

Gross margin was 24.2% for the six months ended June 30, 2019, compared to 41.0% for the six months ended June 30, 2018. The decrease in the gross margin as a percent of net sales reflects the impact of increased wholesale penetration as a result of the GBG Acquisition.

For more information, see sections titled “Reportable Segments” and “Supplemental Unaudited Pro Forma Combined Financial Information.”

Operating Expenses

Selling, general and administrative expenses increased to $216.1 million for the six months ended June 30, 2019 from $34.0 million for the three months ended June 30, 2018. The $182.1 million increase was attributable to operating costs of the GBG Business.

Depreciation and amortization expenses increased to $46.6 million for the six months ended June 30, 2019 from $2.9 million for the six months ended June 30, 2018. Increase in depreciation and amortization expense was attributable to the GBG Acquisition.

Other operating expenses primarily include reorganization and integration expenses. Other operating expenses totaled $34.8 million for the six months ended June 30, 2019. There were no other operating expenses in the six months ended June 30, 2018.

Interest Expense

Interest expense increased to $92.9 million for the six months ended June 30, 2019 from $4.6 million for the six months ended June 30, 2018. Increase in interest expense was largely driven by the increase in aggregate outstanding borrowings under the new credit facilities entered into in connection with the GBG Acquisition, the issuance of the 2024 Convertible Notes and amortization of debt issuance cost.

Income Tax Benefit

The effective tax rate from operations was 1.0% for the six months ended June 30, 2019 compared to a benefit of 10.3% for the six months ended June 30, 2018. The difference in the effective tax rate for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to an expense booked in the first quarter relating to an adjustment of the valuation allowance. In addition, a full valuation allowance projection against the losses generated in the US and Canada result in no deferred tax benefit on the net operating losses.

Unaudited Additional Supplemental Non-GAAP Disclosures

The financial information provided throughout this report, including our condensed consolidated financial statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we present Adjusted EBITDA (as defined below), a non-GAAP financial measure, in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding our ongoing operating results. “Adjusted EBITDA” is a non-GAAP measure defined by us as net loss plus interest expense, income tax benefit, amortization of inventory fair value step up, results of discontinued license, depreciation and amortization expense and other operating expense, net.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA (in thousands) for the three months ended June  30, 2019:

		Non GAAP Adjustments
		(in thousands)
		Stock-based	Inventory Step Up	Reorganization &	Discontinued
	As Reported	Compensation	Amortization	Integration	License	Adjusted
Net sales	$423,207	$—	$—	$—	$(7,546)	$415,661
Cost of goods sold	311,555	—	(254)	—	(7,705)	303,596
Gross profit	111,652	—	254	—	159	112,065

Operating expenses:
Selling, general and administrative	102,967	(2,320)	—	—	(2,697)	97,950
Depreciation and amortization	23,615	—	—	—	—	23,615
Other operating expense, net	17,744	—	—	(17,744)	—	—
Total operating expenses	144,326	(2,320)	—	(17,744)	(2,697)	121,565
Total other expense, net	46,673	—	—	—	—	46,673
Loss before income taxes	(79,347)	2,320	254	17,744	2,856	(56,173)
Income tax benefit	95	—	—	—	—	95
Net loss	$(79,252)	$2,320	$254	$17,744	$2,856	(56,078)

Adjusted EBITDA reconciliation:
Depreciation and amortization	23,615
Total other expense, net	46,673
Income tax benefit	(95)
Adjusted EBITDA	$14,115

The following table presents a reconciliation of net loss to Adjusted EBITDA (in thousands) for the six months ended June 30, 2019:

		Non GAAP Adjustments
		(in thousands)
		Stock-based	Inventory Step Up	Reorganization &	Discontinued
	As Reported	Compensation	Amortization	Integration	License	Adjusted
Net sales	$952,104	$—	$—	$—	$(17,852)	$934,252
Cost of goods sold	721,506	—	(9,036)	—	(14,510)	697,960
Gross profit	230,598	—	9,036	—	(3,342)	236,292

Operating expenses:
Selling, general and administrative	216,132	(5,716)	—	—	(10,659)	199,757
Depreciation and amortization	46,571	—	—	—	—	46,571
Other operating expense, net	34,842	—	—	(34,842)	—	—
Total operating expenses	297,545	(5,716)	—	(34,842)	(10,659)	246,328
Total other expense, net	92,644	—	—	—	—	92,644
Loss before income taxes	(159,591)	5,716	9,036	34,842	7,317	(102,680)
Income tax provision	1,524	—	—	—	—	1,524
Net loss	$(161,115)	$5,716	$9,036	$34,842	$7,317	(104,204)

Adjusted EBITDA reconciliation:
Depreciation and amortization	46,571
Total other expense, net	92,644
Income tax provision	1,524
Adjusted EBITDA	$36,535

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

Our primary capital needs are for: (i) working capital; (ii) repayments of debt obligations (including principal and interest) under our financing arrangements; and (iii) trade credit to our customers. We anticipate funding our operations through working capital by generating cash flows from operations and utilization of available lines of credit under our existing credit facilities.

As of June 30, 2019 and December 31, 2018, our cash and cash equivalent balances were $14.3 million and $29.5 million, respectively. Based on our cash on hand and expected cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the filing date of this Quarterly Report. However, if we require more capital for growth and integration or the operation of our business or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Cash Flows for the six months ended June 30, 2019 and 2018

Cash flows used in operating activities for the six months ended June 30, 2019 was $445.9 million. Cash flows provided by operating activities for the six months ended June 30, 2018 was $0.2 million. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, transaction costs, operating leases, professional services, and interest payments on our long-term obligations. Cash received from our customers generally corresponds to our net sales. In October 2018, we entered into a receivables purchase arrangement to sell certain of our receivables, which results in the cash collected on the deferred purchase price of our sold receivables to be classified as investing cash flows. The decrease in operating cash flows during the comparative periods is primarily driven by the increase in net loss, excluding non-cash charges such as depreciation, amortization, and stock based compensation, and the impact of changes in working capital accounts. Working capital at any specific point is subject to many different variables, including seasonality, inventory management, the impact of certain of our factoring arrangements, the timing of cash receipts and payments, and vendor payment terms.

Cash flows provided by investing activities for the six months ended June 30, 2019 was  $312.8 million. Cash flows used in investing activities for the six months ended June 30, 2018 was $0.8 million. Cash flows from investing activities correspond with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, investments in other companies and intellectual property rights. The increase in investing cash flows during the comparative periods is primarily driven by collections of the deferred purchase price of sold receivables.

Cash flows provided by financing activities for the six months ended June 30, 2019 was  $118.3 million. Cash flows used in financing activities for the six months ended June 30, 2018 was $2.7 million. The increase in cash flows from financing activities was primarily driven by draws on our revolving credit facility.

“Adjusted Operating Cash Flow” is a non-GAAP measure defined by us as net cash used in operating activities plus collections of sold receivables. Collections of sold receivables are classified as an investing activity on the accompanying condensed consolidated statement of cash flows. Collections of sold receivables differ from collections of accounts receivable with respect to the timing of cash receipts through our factoring arrangements. We believe the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information on our financial performance and cash flows. Investors, analysts, our management and our Board of Directors utilize this non-GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare our performance to peer companies. Adjusted Operating Cash Flow has material limitations and, therefore, may not be comparable to similarly titled measures of other companies and should not be considered in isolation or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations, we also review the related GAAP measures.

The following table presents a reconciliation of cash flow from operating activities to Adjusted Operating Cash Flow (in thousands).

	For the six months ended June 30,
	2019	2018
Net cash provided by (used in) operating activities, as reported	$(445,929)	$152
Collections of sold receivables	319,137	—
Adjusted operating cash flow	$(126,792)	$152

“Adjusted Investing Cash Flow” is a non-GAAP measure defined by us as net cash used in investing activities less collections of sold receivables. Collections of sold receivables are classified as an investing activity on the accompanying condensed consolidated statement of cash flows. We believe the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information on our financial performance and cash flows. Investors, analysts, our management and our Board of Directors utilize this non-GAAP measure, in addition to GAAP measures, to track our financial and operating performance and compare our performance to peer companies. Adjusted Investing Cash

Flow, has material limitations and therefore may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations, we also review the related GAAP measures.

The following table presents a reconciliation of cash flow from investing activities to Adjusted Investing Cash Flow (in thousands).

	For the six months ended June 30,
	2019	2018
Net cash provided by (used in) investing activities, as reported	$312,798	$(770)
Collections of sold receivables	(319,137)	—
Adjusted investing cash flow	$(6,339)	$(770)

Credit Agreements and Other Financing Arrangements

Consideration paid to GBG to consummate the GBG Acquisition was funded through proceeds from (i) a new first lien credit and collateral agreement entered into with Ares Capital Corporation (“Ares”), as agent, and the lenders party thereto, (ii) a new second lien credit and collateral agreement entered into with U.S. Bank National Association, as agent, and the lenders party thereto, and (iii) a new revolving line of credit agreement entered into with Ares Commercial Finance, as revolving agent, and the lenders party thereto.  In addition, we also entered into the 2024 Convertible Notes (as defined below) issued to the GSO/BTO Affiliates (as defined below), completed a private placement of our common stock, and entered into a receivables purchase agreement with PNC Bank National Association, as administrative agent, and the lenders party thereto, to sell certain receivables acquired. The aggregate cash consideration received from the above sources was used to repay outstanding loans and indebtedness under our existing credit agreements, including (i) our existing term loans with TCW Asset Management Company and (ii) our revolving line of credit facility with Wells Fargo Bank, National Association.

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

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Loan Facilities require us to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2019, we were in compliance with these covenants.

On October 29, 2018, in connection with the GBG Acquisition and entry into the Credit Agreements, we terminated our prior credit agreements and all outstanding obligations thereunder were repaid. See “Notes to Condensed Consolidated Financial Statements – Note 8 – Debt” for additional information related to these historical credit agreements.

On April 17, 2019, we entered into the first amendment and waiver (the “1L Amendment”) to the First Lien Credit Agreement to, among other things: (i) increase the amount of the permitted securitization facility under the RPA (as defined below) from $550.0 million to $600.0 million; (ii) increase the borrowing base of the First Lien Credit Agreement as set forth in the 1L Amendment; and (iii) amend the Company’s consolidated fixed charge ratio covenant. Concurrent with the 1L Amendment, the Company also entered into the first amendment and waiver (the “2L Amendment”) to the Second Lien Credit Agreement to, among other things, increase the amount of indebtedness under the First Lien Credit Agreement from $795.0 million to $845.0 million.

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

The New Revolving Facility contains customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreements, inclusive of the provisions of the New Revolving Facility, require us to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2019, we were in compliance with these covenants.

On April 17, 2019, we entered into the 1L Amendment to the First Lien Credit Agreement to, among other things, increase the aggregate commitments under the New Revolving Facility under the First Lien Credit Agreement from $150.0 million aggregate principal amount to $200.0 million.

PNC Receivables Facility

On October 29, 2018, we entered into a three-year trade receivables securitization facility (the “PNC Receivables Facility”) pursuant to (i) a Purchase and Sale Agreement, among certain of our subsidiaries, as “Originators,” and Spring Funding, LLC, our wholly owned, bankruptcy-remote special purpose subsidiary, as Buyer (the “PSA”) and (ii) a Receivables Purchase Agreement among Spring Funding, LLC, as Seller (the “Seller”), the Company, as initial Servicer (the “Servicer”), certain purchasers party thereto (the “Purchasers”), PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (the “RPA”). Other subsidiaries may later enter into the PNC Receivables Facility. At the end of the initial three year term, the Purchasers may elect to renew their commitments under the RPA.

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests (collectively, the “Receivables”) to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450.0 million in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

On April 25, 2019, we amended the PNC Receivables Facility pursuant to (i) an amendment to the PSA (“the PSA Amendment”) and (ii) an amendment to the RPA (“the “RPA Amendment”) to, among other things, increase the aggregate commitments under the PNC Receivables Facility.

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

The Private Placement

On October 29, 2018, we completed a private placement (the “Private Sale”) of 10 million shares of common stock to certain members of management, affiliates of Ares and the GSO/BTO Affiliates at $8.00 per share for total consideration of $80.0 million. Additionally, in connection with and in consideration of the GSO/BTO Affiliates entering into the Second Lien Term Facility and providing loans thereunder, we issued to the GSO/BTO Affiliates 23,094,501 shares of common stock for no additional consideration (together with the Private Sale, the “Private Placement”). We allocated proceeds received from the Private Sale to the respective debt instruments and common stock issued on a relative fair value basis.

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

Supplemental Unaudited Pro Forma Combined Financial Information

As described above, we completed the GBG Acquisition on October 29, 2018. The unaudited pro forma combined statements of operations for the three and six months ended June 30, 2018 present our condensed consolidated results of operations giving pro forma effect to the GBG Acquisition as if it had occurred on January 1, 2018. The unaudited pro forma combined adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma combined basis, the impact of the GBG Acquisition on our historical financial information, as applicable. These statements contain a number of risks and uncertainties, as discussed under the heading “Forward‑Looking Statements” of this Quarterly Report that could cause actual results to differ materially. Our future results, performance or achievements could differ materially from those expressed or implied in these statements as such, readers are cautioned not to place undue reliance on these. We do not undertake to publicly update these statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The GBG Acquisition was accounted for using the acquisition method of accounting. The preliminary fair values of the acquired assets and assumed liabilities as of October 29, 2018, are based on the consideration paid including our estimates and assumptions, as explained in more detail in “Note 3 – GBG Acquisition” in the accompanying Notes to the Condensed Consolidated Financial Statements. The total purchase price to acquire the GBG Business has been allocated to the assets acquired and assumed liabilities of the acquired business, based upon the fair values as of October 29, 2018. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed.

The unaudited pro forma combined financial information contains a variety of adjustments, assumptions and estimates, and is subject to numerous other uncertainties, assumptions, and adjustments as described in the accompanying notes hereto and, therefore, should not be relied upon as being indicative of our results of operations.

The unaudited pro forma combined financial information also does not project our results of operations for any future period or date. The unaudited pro forma combined financial information for the three and six months ended June 30, 2018 includes results of the GBG Acquisition and its related operations from January 1, 2018 through June 30, 2018. The pro forma combined adjustments give effect to the items identified in the unaudited pro forma combined table below in connection with the GBG Acquisition.

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

The historical financial statements of GBG related to the GBG Business and the Company have been adjusted in the pro forma financial information to give effect to events that are (1) directly attributable to the GBG Acquisition or the Financing Transactions (as described in “Note 3 – GBG Acquisition”), (2) factually supportable, and (3) with respect to the statements of operations, expected to have a continuing impact on the combined company.

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

Unaudited Pro Forma Results of Operations

The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. In addition, the unaudited pro forma results of operations below have been prepared for informational purposes only and are not necessarily indicative of or intended to represent what the combined company’s financial position or results of operations actually would have been had GBG Acquisition occurred as of the dates indicated. The following adjustments have been reflected in the unaudited pro forma financial statements:

	Three months ended June 30, 2018
	Centric	Acquired	Pro Forma	Pro Forma
	(a)	Business (b)	Adjustments	Combined
Net sales	$35,965	$345,381	$—	$381,346
Cost of goods sold (c)	21,485	265,796	18,673	305,954
Gross profit	14,480	79,585	(18,673)	75,392
Profit margin	40.3%	23.0%	—	19.8%
Operating expenses
Selling, general and administrative (c)	18,670	149,154	(23,228)	144,596
Depreciation and amortization (d)	1,412	6,080	15,423	22,915
Total operating expenses	20,082	155,234	(7,805)	167,511
Operating (loss) income	(5,602)	(75,649)	(10,868)	(92,119)
Interest expense, net (e)	2,419	2,710	32,823	37,952
Other (income) expense	103	—	—	103
(Loss) income before income taxes	(8,124)	(78,359)	(43,691)	(130,174)
Income tax expense (benefit)	(2,440)	1	—	(2,439)
Net (loss) income	$(5,684)	$(78,360)	$(43,691)	(127,735)

Adjusted pro forma EBITDA reconciliation:
Interest expense, net	37,952
Income tax expense	(2,439)
Depreciation and amortization	22,915
Other (income) expense	103
Stock-based compensation	637
Discontinued license	6,193
Adjusted pro forma EBITDA	$(62,374)

(a)	Represents the unaudited results of operations of the Company for the three months ended June 30, 2018.

(b)	Represents the unaudited results of operations of the GBG Business for the three months ended June 30, 2018 derived from the GBG Business Financial Statements.
(c)

Represents an increase to cost of goods sold of $18.7 million for the three months ended June 30, 2018 and a decrease to selling, general and administrative expenses of $23.2 million for the three months ended June 30, 2018 related to the capitalization and reclassification of certain production related overhead costs.

(d)

Represents additional depreciation and amortization expense of $15.4 million for the three months ended June 30, 2018 related to the fair value of the property, plant, and equipment acquired in the GBG Acquisition. The adjustment in depreciation is based on the estimated fair value and useful lives of 3 to 8 years, and is calculated using the straight-line method. The intangible assets represent customer relationships and certain above or below market leases with an estimated useful life of 11 years and 6 years, respectively, which the Company will amortize on a straight-line basis.

(e)

Represents the net increase in interest expense of $32.8 million for the three months ended June 30, 2018 in connection with the gross borrowings under the 2024 Convertible Notes, the Credit Agreements and amortization of the related deferred fees and discount.

	Six months ended June 30, 2018
	Centric	Acquired	Pro Forma	Pro Forma
	(a)	Business (b)	Adjustments	Combined
Net sales	$74,784	$905,683	$—	$980,467
Cost of goods sold (c)	44,103	673,640	37,237	754,980
Gross profit	30,681	232,043	(37,237)	225,487
Profit margin	41.0%	25.6%	—	23.0%
Operating expenses
Selling, general and administrative (c)	33,963	292,267	(46,346)	279,884
Depreciation and amortization (d)	2,874	12,628	30,847	46,349
Total operating expenses	36,837	304,895	(15,499)	326,233
Operating (loss) income	(6,156)	(72,852)	(21,738)	(100,746)
Interest expense, net (e)	4,635	5,787	65,643	76,065
Other (income) expense	102	(17,675)	—	(17,573)
(Loss) income before income taxes	(10,893)	(60,964)	(87,381)	(159,238)
Income tax expense (benefit)	(1,124)	1	—	(1,123)
Net (loss) income	$(9,769)	$(60,965)	$(87,381)	(158,115)

Adjusted pro forma EBITDA reconciliation:
Interest expense, net	76,065
Income tax expense	(1,123)
Depreciation and amortization	46,349
Other (income) expense	(17,573)
Stock-based compensation	1,507
Discontinued license	10,255
Adjusted pro forma EBITDA	$(42,635)

(a)	Represents the unaudited results of operations of the Company for the six months ended June 30, 2018.
(b)	Represents the unaudited results of operations of the GBG Business for the six months ended June 30, 2018 derived from the GBG Business Financial Statements.
(c)

Represents an increase to cost of goods sold of $37.2 million for the six months ended June 30, 2018 and a decrease to selling, general and administrative expenses of $46.3 million for the six months ended June 30, 2018 related to the capitalization and reclassification of certain production related overhead costs.

(d)

Represents additional depreciation and amortization expense of $30.8 million for the six months ended June 30, 2018 related to the fair value of the property, plant, and equipment acquired in the GBG Acquisition. The adjustment in depreciation is based on the estimated fair value and useful lives of 3 to 8 years, and is calculated using the straight-line method. The intangible assets represent customer relationships and certain above or below market leases with an estimated useful life of 11 years and 6 years, respectively, which the Company will amortize on a straight-line basis.

(e)

Represents the net increase in interest expense of $65.6 million for the six months ended June 30, 2018 in connection with the gross borrowings under the 2024 Convertible Notes, the Credit Agreements and amortization of the related deferred fees and discount.

Off Balance Sheet Arrangements

As a part of our working capital management, we sell certain accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of June 30, 2019, we had $343.5 million of receivables outstanding under receivable purchase agreements entered into by various locations. Costs incurred on the sale of receivables were $6.5 million for the six months ended June 30, 2019. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2018,  we did not have any off balance sheet receivables outstanding nor did we incur any costs associated with off-balance sheet arrangements.  We did not have any other material off-balance sheet arrangements as of June 30, 2019 and 2018.

Contractual Obligations

Not applicable. The registrant is relying on smaller reporting company disclosure requirements.

Critical Accounting Policies and Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our  condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Discussion of Critical Accounting Policies” included in our 2018 Form 10-K, except as provided in “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements above.

Recent Accounting Pronouncements

See “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements above regarding new accounting pronouncements.

The Company adopted ASC 842, Leases, with a date of initial application of January 1, 2019. As a result, the Company has changed its accounting policy for leases, see “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” for a discussion on the adoption of ASC 842.

Recent Developments

Third RPA Amendment

On July 30, 2019, we amended the PNC Receivables Facility by entering into an amendment (the “Third RPA Amendment”) to the RPA. The Third RPA Amendment reflects that the Seller, the Servicer and Centric-Canada Apparel & Accessories ULC, an unlimited liability company organized under the laws of British Columbia, entered into a Canadian Purchase and Sale Agreement to enable the purchase and sale of Canadian receivables pursuant to the PNC Receivables Facility.

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

Changes in Internal Control over Financial Reporting

Except as described below, the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this quarterly report.

During the fiscal year ended December 31, 2018, the Company acquired the GBG Business, and we continue to integrate the acquired GBG Business into the Company’s financial reporting processes and procedures and internal control over financial reporting. Our information technology infrastructure and applications are provided for and supported under a transition services agreement (“TSA”) with GBG.  We are in the process of developing and implementing our own enterprise resource planning system (“ERP”) and supporting applications to transition off reliance on the TSA. We anticipate our implementation efforts and testing to occur throughout the remainder of fiscal year 2019 and expect to go-live on our own information technology systems in early fiscal 2020.

As with any new information system we implement, these applications, along with the internal controls over financial reporting included in our system development life cycle process, will require testing for effectiveness. In connection with this ERP system and supporting applications implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that the implementations and transition from reliance on the TSA will have an adverse effect on our internal control over financial reporting.

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

The following table presents shares repurchased during the three months ended June 30, 2019:

	Total	Weighted
	Number of	Average Price Paid
	Shares Purchased	per Share
April 1, 2019 – April 30, 2019	—	$—
May 1, 2019 – May 31, 2019	29,661	3.44
June 1, 2019 – June 30, 2019	72,012	3.38
Total	101,673	$3.40

Item 5.         Other Information

None.

Item 6.          Exhibits.

Exhibit Number	Description	Document if Incorporated by Reference
10.1**	Separation Agreement and Release by and between Centric Brands Inc. and Bob Ross, dated April 9, 2019	Exhibit 10.2 to Current Report on Form 8-K filed on April 15, 2019
10.2*

Amendment No. 1 and Waiver dated April 17, 2019, to First Lien Credit Agreement dated October 29, 2018, by and among Differential Brands Group Inc., the lenders party thereto, Ares Capital Corporation, as Joint Lead Arranger, Bookrunner and Administrative Agent, ACF Finco I LP, as revolving agent and collateral agent, and HPS Investment Partners, LLC, as Joint Lead Arranger, Bookrunner and Documentation Agent

Exhibit 10.1 to Current Report on Form 8-K filed on April 18, 2019
10.3*

Amendment No. 1 and Waiver dated April 17, 2019, to Second Lien Credit Agreement, dated as of October 29, 2018, by and among Differential Brands Group Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent and Collateral Agent

Exhibit 10.2 to Current Report on Form 8-K filed on April 18, 2019
10.4

Second Amendment dated April 25, 2019, to Purchase and Sale Agreement, dated as of October 29, 2018, among certain subsidiaries of Differential Brands Group Inc., as Originators, and Spring Funding, LLC, a wholly owned, bankruptcy-remote special purpose subsidiary of Differential Brands Group Inc., as Buyer

Exhibit 10.1 to Current Report on Form 8-K filed on April 30, 2019
10.5*

Second Amendment dated April 25, 2019, to the Receivables Purchase Agreement, dated as of October 29, 2018, by and among Spring Funding, LLC, as seller, the purchasers from time to time party thereto, PNC Bank, National Association, as Administrative Agent, Differential Brands Group Inc., as initial Servicer, and PNC Capital Markets LLC, as Structuring Agent

Exhibit 10.2 to Current Report on Form 8-K filed on April 30, 2019
10.6***	Buying Agency and Sourcing Services Agreement, effective as of May 1, 2019, by and between Centric Brands Inc. and Li & Fung (Trading) Limited	Exhibit 10.1 to Current Report on Form 8-K filed on June 13, 2019
10.7**	Employment Offer Letter, dated as of June 8, 2019, by and between Centric Brands Holding LLC and Andrew Tarshis	Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*            Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any such exhibit or schedule, or any section thereof, to the Securities and Exchange Commission upon request.

**          Management contracts and compensatory arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

***        Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRIC BRANDS INC.

August 14, 2019	By:	/s/ Jason Rabin
Jason Rabin
Chief Executive Officer and Director (Principal
Executive Officer)

August 14, 2019	By:	/s/ Anurup Pruthi
Anurup Pruthi
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)