Form 10-Q
period 2019-09-30
Centric Brands Inc.
filed 2019-11-14
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2019 was 59,056,743.

CENTRIC BRANDS INC.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$18,986	$29,519
Accounts receivable, net	18,197	27,910
Sold receivables, net	85,450	33,825
Inventories	443,303	342,952
Prepaid expenses and other current assets	83,437	48,378
Total current assets	649,373	482,584
Property and equipment, net	91,478	93,044
Goodwill	356,814	376,132
Intangible assets, net	838,690	897,470
Operating lease right-of-use assets	206,096	—
Other assets	12,222	9,725
Total assets	$2,154,673	$1,858,955

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$707,069	$525,863
Current portion of operating lease liabilities	28,059	—
Current portion of long-term debt	28,219	11,287
Revolving credit facilities	46,360	315
Total current liabilities	809,707	537,465
Convertible notes	39,965	36,235
Long-term debt, net of current portion	1,197,636	1,195,297
Operating lease liabilities, net of current portion	186,680	—
Other non-current liabilities	131	6,581
Total liabilities	2,234,119	1,775,578

Commitments and contingencies (Note 7)
Equity (Deficit)
Common stock, $0.10 par value: 100,000 shares authorized, 58,738 and 58,364 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5,873	5,836
Additional paid-in capital	226,461	218,240
Accumulated other comprehensive (loss) income	(500)	487
Accumulated deficit	(311,280)	(141,186)
Total equity (deficit)	(79,446)	83,377
Total liabilities and equity	$2,154,673	$1,858,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$712,429	$39,830	$1,664,533	$114,614
Cost of goods sold	534,172	22,671	1,255,678	66,774
Gross profit	178,257	17,159	408,855	47,840
Operating expenses
Selling, general and administrative	99,318	25,029	315,450	58,992
Depreciation and amortization	25,121	1,378	71,692	4,252
Other operating expense, net	14,121	—	48,963	—
Total operating expenses	138,560	26,407	436,105	63,244
Operating income (loss)	39,697	(9,248)	(27,250)	(15,404)
Other expense, net
Interest expense	48,808	2,462	141,696	7,097
Other (income) expense, net	(182)	22	(426)	124
Total other expense, net	48,626	2,484	141,270	7,221
Loss before income taxes	(8,929)	(11,732)	(168,520)	(22,625)
Income tax provision (benefit)	50	(1,151)	1,574	(2,275)
Net loss	$(8,979)	$(10,581)	$(170,094)	$(20,350)

Net loss attributable to common stockholders	$(8,979)	$(12,473)	$(170,094)	$(25,898)

Net loss	$(8,979)	$(10,581)	$(170,094)	$(20,350)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(528)	(4)	(987)	137
Other comprehensive income (loss)	(528)	(4)	(987)	137
Comprehensive loss	$(9,507)	$(10,585)	$(171,081)	$(20,213)

Loss per common share - basic
Loss per common share - basic	$(0.15)	$(0.89)	$(2.90)	$(1.87)

Loss per common share - diluted
Loss per common share - diluted	$(0.15)	$(0.89)	$(2.90)	$(1.87)

Weighted average shares outstanding
Basic	58,736	14,085	58,638	13,873
Diluted	58,736	14,085	58,638	13,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, unaudited)

	Three Months Ended
								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity/(Deficit)
Balance at June 30, 2018	14,079	$1,408	50	$5	4,588	$459	$75,676	$412	$(27,190)	$50,770
Stock-based compensation	—	—	—	—	—	—	614	—	—	614
Issuance of common stock, net of taxes withheld	53	5	—	—	—	—	(42)	—	—	(37)
Foreign currency translation	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(10,581)	(10,581)
Balance, September 30, 2018	14,132	$1,413	50	$5	4,588	$459	$76,248	$408	$(37,771)	$40,762

Balance at June 30, 2019	58,734	$5,873	—	$—	—	$—	$223,504	$28	$(302,301)	$(72,896)
Issuance of common stock, net of taxes withheld	4	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,957	—	—	2,957
Foreign currency translation	—	—	—	—	—	—	—	(528)	—	(528)
Net loss	—	—	—	—	—	—	—	—	(8,979)	(8,979)
Balance, September 30, 2019	58,738	$5,873	—	$—	—	$—	$226,461	$(500)	$(311,280)	$(79,446)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, unaudited)

	Nine Months Ended
								Accumulated
								Other
	Common Stock		Preferred Series A		Preferred Series A-1		Additional	Comprehensive	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Income (Loss)	Deficit	Equity/(Deficit)
Balance at January 1, 2018	13,488	$1,349	50	$5	—	$—	$61,314	$271	$(17,421)	$45,518

Issuance of Series A-1 convertible preferred stock	—	—	—	—	4,588	459	13,305	—	—	13,764
Stock-based compensation	—	—	—	—	—	—	2,121	—	—	2,121
Issuance of common stock, net of taxes withheld	644	64	—	—	—	—	(492)	—	—	(428)
Foreign currency translation	—	—	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	—	—	(20,350)	(20,350)
Balance, September 30, 2018	14,132	$1,413	50	$5	4,588	$459	$76,248	$408	$(37,771)	$40,762

Balance at January 1, 2019	58,364	$5,836	—	$—	—	$—	$218,240	$487	$(141,186)	$83,377
Issuance of common stock, net of taxes withheld	374	37	—	—	—	—	(452)	—	—	(415)
Stock-based compensation	—	—	—	—	—	—	8,673	—	—	8,673
Foreign currency translation	—	—	—	—	—	—	—	(987)	—	(987)
Net loss	—	—	—	—	—	—	—	—	(170,094)	(170,094)
Balance, September 30, 2019	58,738	$5,873	—	$—	—	$—	$226,461	$(500)	$(311,280)	$(79,446)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRIC BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,094)	$(20,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,692	4,252
Amortization of deferred financing costs and discounts	14,891	896
Amortization of operating lease right-of-use assets	20,077	—
Paid-in-kind interest	16,575	1,300
Stock-based compensation	8,673	2,121
Deferred taxes	(446)	(2,577)
Amortization of inventory step up	9,546	—
Other non-cash adjustments	611	461
Changes in operating assets and liabilities:
Accounts receivable, net	(539,631)	2,439
Operating lease liability	(18,108)	—
Inventories	(88,223)	(2,149)
Prepaid expenses and other assets	(39,234)	475
Accounts payable and accrued expenses	184,450	9,534
Other liabilities	(4,229)	125
Net cash used in operating activities	(533,450)	(3,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of deferred purchase price of sold receivables	499,527	—
Termination fees paid on leases	(346)	—
Purchases of property and equipment	(10,074)	(976)
Net cash provided by (used in) investing activities	489,107	(976)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(7,256)	(2,188)
Proceeds from line of credit, net	46,045	2,247
Repayment of finance leases	(2,561)	—
Payment of deferred financing costs	(1,500)	—
Taxes paid in lieu of shares issued for stock-based compensation	(415)	(428)
Net cash provided by (used in) financing activities	34,313	(369)

Effect of exchange rate changes on cash and cash equivalents	(503)	82

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,533)	(4,736)

CASH AND CASH EQUIVALENTS, at beginning of period	29,519	8,250
CASH AND CASH EQUIVALENTS, at end of period	$18,986	$3,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$108,548	$6,624
Income taxes paid	$138	$172

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property and equipment	$368	$58
Beneficial interest obtained in exchange for securitized trade receivables	$642,661	$—
Conversion of short-term convertible notes	$—	$13,764
Additions to operating lease liabilities	$241,951	$—

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

Prior to the GBG Acquisition, the Company organized its business into the following three reportable segments: Wholesale, Consumer Direct and Corporate and other. Subsequent to the GBG Acquisition, the Company implemented organizational changes that have impacted the manner in which it manages itself. Accordingly, the Company realigned its business into the following three reportable segments: (i) Kids, (ii) Accessories and (iii) Men’s & Women’s Apparel. See “Note 15 – Segment Information”.

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

The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position, its results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September  30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019 or for any other interim period. The December 31, 2018 consolidated balance sheet is condensed from the audited financial statements as of that date.

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

Revenue Recognition

The Company accounts for its revenues in accordance with Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers, (“ASC 606”).

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and sold receivables, net. The Company maintains cash and cash equivalents with various financial institutions, which is designed to limit exposure to any one institution. Periodic evaluations are performed of the relative credit rating of those financial institutions that are considered in the Company’s investment strategy. The vast majority of trade receivables from sales to customers are subsequently sold to a financial institution pursuant to a trade receivables securitization facility. The sale of trade receivables are made on a non-recourse basis; however, such sales are guaranteed through credit insurance purchased from an unrelated financial institution. When insured, the Company is not at risk if a customer fails to pay. For trade receivables not sold to a financial institution, the Company generally does not require collateral. As of September 30, 2019, the deferred purchase price of trade receivables sold pursuant to the RPA (as defined below) totaled $102.7 million. As of December 31, 2018, the deferred purchase price of trade receivables sold pursuant to the RPA totaled $59.3 million.  See “Note 4 – Accounts Receivables.”

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

The assets related to the Company’s operating leases are included in operating lease ROU assets, and the current and long-term portions of liabilities related to the Company’s operating leases are included in current portion of operating lease liabilities and operating lease liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2019. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company cannot determine the implicit rate in its leases, the Company uses its estimated incremental borrowing rate based on information available at the date of the commencement of the lease in calculating the present value of its existing lease payments. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases. The operating lease asset also includes any lease payments made and unamortized lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line method over the term of the lease.

Recently Issued Financial Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments, an accounting standards update that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures.  The guidance also modifies the impairment model for available-for-sale debt securities. The update is effective for fiscal years beginning after December 15, 2022 and interim periods within that reporting period.  The Company is currently assessing the potential effects this update may have on its condensed consolidated financial statements and related disclosures.

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

The purchase price allocation is subject to adjustment until the Company has completed its analysis within the measurement period. The purchase price allocation is preliminary and the finalization of the Company’s purchase price allocation may result in changes in the valuation of assets acquired and liabilities assumed. The Company will finalize the purchase price allocation during the fourth quarter of 2019.

During the three months ended September 30, 2019, the Company obtained additional information regarding the fair value of certain acquired assets and liabilities based on facts that existed at the date of acquisition. The following table sets forth the current allocation of the purchase price to the net assets acquired and liabilities assumed, including measurement period adjustments (in thousands):

	Preliminary Purchase	Measurement Period	Revised Purchase
	Price Allocation	Adjustments	Price Allocation
Assets acquired and liabilities assumed:
Accounts receivable	$65,106	$328	$65,434
Inventories	371,605	21,698	393,303
Prepaid expenses and other current assets	56,380	—	56,380
Property and equipment	86,971	—	86,971
Other assets	41	—	41
Accounts payable and accrued expenses	(589,849)	(2,708)	(592,557)

Intangible assets and liabilities acquired:
Goodwill	367,725	(19,318)	348,407
Leasehold interests	(2,310)	—	(2,310)
Customer relationships	824,000	—	824,000
Preliminary purchase price	$1,179,669	$—	$1,179,669

Unaudited pro forma financial information

The following table presents our unaudited pro forma results for the three months ended September 30, 2018 and nine months ended September  30, 2018, as if the GBG Acquisition had occurred on January 1, 2018. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired tangible and intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees.

	Three months ended September 30,	Nine months ended September 30,
	2018	2018
	(in thousands)	(in thousands)
Net sales	$605,710	$1,586,177
Cost of goods sold	495,826	1,250,806
Gross margin	109,884	335,371
Gross margin % of net sales	18.1%	21.1%
Operating expenses
Selling, general and administrative	151,607	431,491
Depreciation and amortization	22,177	68,526
Total operating expenses	173,784	500,017
Operating loss	(63,900)	(164,646)
Interest expense	38,066	114,131
Other (income) expense, net	22	(17,551)
Loss before income taxes	(101,988)	(261,226)
Income tax benefit	(1,152)	(2,275)
Net loss	$(100,836)	$(258,951)

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

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests (the “Receivables”) to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers the Receivables for up to $450.0 million, prior to an amendment in fiscal 2019 that increased the amount to $600.0 million in the event of syndication of the PNC Receivables Facility, in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

On April 25, 2019, the Company amended its PNC Receivables Facility pursuant to (i) an amendment to the PSA (“PSA Amendment”) and (ii) an amendment to the RPA.  Under the terms of the PSA Amendment, the Originators continue to sell or contribute certain of Receivables to Spring on a revolving basis and redefined Originators to include an additional subsidiary of the Company. Throughout fiscal 2019, the Company has also entered into numerous amendments to the RPA (“RPA Amendments”) that, among other things, (i) permitted Spring to sell Receivables for up to $600.0 million in cash proceeds to Purchasers;  (ii) added Centric-Canada Apparel & Accessories ULC, an unlimited liability company organized under the laws of British Columbia, to enable the purchase and sale of Canadian receivables pursuant to the PNC Receivables Facility; (iii) changed the monthly settlement date from the 25th of each month to the 28th of each month; and (iv) added Fifth Third Bank and Wells Fargo as additional purchasers of the commitments under the RPA to allow for full utilization of the $600.0 million available under the PNC Receivables Facility.

Accounts receivable consisted of the following (in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Insured receivables sold	$486,122	$380,595
Uninsured receivables sold	39,665	43,630
Total receivables sold	525,787	424,225
Purchase price of sold receivables	(423,000)	(364,900)
Allowances	(17,337)	(25,500)
Sold receivables, net	$85,450	$33,825

Accounts receivable, net	$18,197	$27,910

5.    Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Finished goods	$430,951	$315,484
Raw materials and work in progress	12,352	27,468
Total inventories	$443,303	$342,952

6.    Intangible Assets and Goodwill

Company’s intangible assets as of September  30, 2019 are comprised of trade names, customer relationships and non-compete agreements. Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided for over their estimated useful lives on a straight-line basis. The life of the trade names are indefinite.

Amortization expense related to the intangible assets amounted to approximately $19.6 million and $0.7 million for the three months ended September, 2019 and 2018, respectively. Amortization expense related to intangible assets amounted to approximately $58.5 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

There were no indicators present for impairment to intangible assets or goodwill during the three months ended September 30, 2019 and 2018. As a result, there were no impairment charges recorded related to intangible assets or goodwill during the three and nine months ended September 30, 2019 and 2018.

The changes in the carrying amount of goodwill (in thousands) consisted of the following:

Goodwill
Balance at December 31, 2018	$376,132
Measurement period adjustments (1)	(19,318)
Balance at September 30, 2019	$356,814

(1)	Represents measurement period adjustments related to the GBG Acquisition, as discussed in Note 3

7.    Commitments and Contingencies

Litigation

In the ordinary course of business, the Company is subject to periodic claims, audits, investigations and lawsuits. Although the Company cannot predict with certainty the ultimate resolution of claims, audits, investigations and lawsuits, asserted against the Company, it does not believe that any currently pending legal or administrative proceeding or proceedings to which it is a party could have a material adverse effect on its business, financial condition or results of operations.

8.    Debt

The five-year payment schedule of the Company’s debt as of September 30, 2019 is as follows (in thousands):

	Payment Due by Period							Original
	Remainder of							Issue (Discount)	Carrying
	2019	2020	2021	2022	2023	Thereafter	Total	Premium and Costs, Net	Value
Revolving facility	$46,360	$—	$—	$—	$—	$—	$46,360	$—	$46,360
1L Term Loan	4,031	32,250	32,250	32,250	536,963	—	637,744	(15,422)	622,322
2L Term Loan	—	—	—	—	—	687,146	687,146	(83,613)	603,533
Convertible notes	—	—	18,578	—	—	26,283	44,861	(4,896)	39,965
Total	$50,391	$32,250	$50,828	$32,250	$536,963	$713,429	$1,416,111	$(103,931)	$1,312,180

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

The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which subsequently increased to $200.0 million and matures on April 29, 2023 (the “New Revolving Facility”) and a senior secured term loan credit facility in an aggregate principal amount of $645.0 million, which matures on October 29, 2023 (the “First Lien Term Loan Facility”, and together with the New Revolving Facility, are collectively referred to herein as “First Lien Facilities”). The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668.0 million, which matures on October 29, 2024 (the “Second Lien Term Loan Facility”, and together with the First Lien Term Loan Facility are collectively referred to herein as the “Term Loan Facilities”). The obligations under the Credit Agreements are guaranteed by certain domestic subsidiaries of the Company and are secured by substantially all assets of the Company and its domestic subsidiaries. Cumulative paid-in-kind interest (“PIK”) under the Credit Agreements totaled $9.9 million,  $13.1 million,  and $19.1 million as of March 31, 2019, June 30, 2019, and September 30, 2019 respectively.

The annual interest rates for the Term Loan Facilities are as follows:

•   For the First Lien Term Loan Facility: ABR (with a 2.50% floor) plus 5.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 6.00% for LIBOR Rate Loans, with two 0.25% step downs upon achieving and maintaining a first lien leverage ratio equal to or less than 2.75 to 1.00 and 2.25 to 1.00, respectively.

•   For the Second Lien Term Loan Facility: ABR (with a 2.50% floor) plus 6.00% for base rate loans or adjusted LIBOR (with a floor of 1.50%) plus 7.00%, plus 2.75% PIK from October 29, 2018 until December 31, 2019, and ABR (with a 2.50% floor) plus 7.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 8.00%, plus 1.25% PIK thereafter if certain leverage ratios are met, otherwise the PIK remains at 2.75%.

As of September 30, 2019, the aggregate principal amount of the First Lien Term Loan Facility and Second Lien Term Loan Facility was $637.7 million and $668.0 million, respectively. The net proceeds from the issuance of the First Lien Term Loan Facility and Second Lien Term Loan Facility were $614.7 million and $646.8 million, respectively.

As of September 30, 2019, the Company’s weighted average effective cash interest rate on the First Lien Term Loan Facility and Second Lien Term Loan Facility, including the effect of non-usage fees, was 8% and 10%, respectively. The Company’s weighted average effective interest rate on the First Lien Term Loan Facility and Second Lien Term Loan Facility including cash interest and non-cash interest related to deferred finance fees and original issue debt discount, was 10% and 14%, respectively.

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Loan Facilities require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2019, the Company was in compliance with these covenants.

The Company incurred debt issuance costs totaling $51.5 million related to the Term Loan Facilities. In accordance with ASU No. 2015-15, Interest – Imputation of Interest,  the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Term Loan Facilities, and are amortized using the effective interest method over the remaining life of the Term Loan Facilities.

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

New Revolving Facility

In addition to the First Lien Term Loan, the First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which subsequently increased to $200.0 million and matures on April 29, 2023 (the “New Revolving Facility”). The amount available to be drawn under the New Revolving Facility is based on the borrowing base values attributed to eligible inventory. There are no scheduled periodic payments under the New Revolving Facility. The obligations under the Credit Agreements, including the New Revolving Facility, are guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”) and are secured by substantially all assets of the Company and its domestic subsidiaries.

The annual interest rates for the New Revolving Facility is the lender’s alternate base rate (“ABR”) (with a 1.00% floor) plus 4.50% for base rate loans and adjusted LIBOR (with a 0.00% floor) plus 5.50% for LIBOR rate loans. The New Revolving Facility includes mandatory prepayments customary for credit facilities of this nature. Subject to certain exceptions, permanent reductions of the commitments under the New Revolving Facility are subject to a prepayment premium of (i) 3.00% until October 29, 2019, (ii) 2.00% from October 30, 2019 until October 29, 2020 and (iii) 1.00% from October 30, 2020 until October 29, 2021, plus, if applicable, customary “breakage” costs with respect to LIBOR rate loans.

The New Revolving Facility, contains customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreements, inclusive of the provisions of the New Revolving Facility, require the Company to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2019, the Company was in compliance with these covenants.

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

The availability under the New Revolving Facility as of September 30, 2019 was $139.1 million. Borrowings under the New Revolving Facility as of September 30, 2019 were $45.0 million. In addition, the Company had $15.9 million of letters of credit outstanding under the New Revolving Facility as of September 30, 2019.

Convertible Notes

2024 Convertible Notes

On October 29, 2018, the Company issued convertible promissory notes (the “2024 Convertible Notes”) in an aggregate principal amount of $25.0 million to funds managed by GSO Capital Partners LP (“GSO”) and funds managed by Blackstone Tactical Opportunities Advisors L.L.C. (collectively, the “GSO/BTO Affiliates”). The 2024 Convertible Notes are convertible at the holder’s option beginning on or after October 29, 2019 until the earlier of (i) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (ii) October 29, 2024 (such earlier date, the “2024 Convertible Note Maturity Date”), into shares of the Company’s common stock at a conversion price of $8.00 per share, subject to customary adjustments as described in agreement. The 2024 Convertible Notes did not initially bear interest. From and after April 29, 2019, the 2024 Convertible Notes bore interest at the rate of 12.0% per annum multiplied by the principal amount as of the previous interest payment date. From and after October 29, 2019, the 2024 Convertible Notes currently bear interest at the rate of 16.0% per annum multiplied by the principal amount as of the previous interest payment date. Interest payments are due each January 31, April 30, July 31, and October 31. To the extent that the Company is unable to pay cash interest on the 2024 Convertible Notes on each interest payment date because of restrictions in the Credit Agreements or other debt agreements of the Company, an amount equal to the unpaid interest then due may be added to the principal amount of this Note (such additional amount, the “PIK Principal”), without any action by the Company or a holder of a 2024 Convertible Note. The Company elected to add cash interest payments due from April 29 through September 30, 2019 to the PIK Principal. As of September 30, 2019, the cumulative PIK Principal totaled $1.3 million.

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

Also, on October 29, 2018, the Company and the Guarantors entered into a Subordinated Convertible Promissory Notes Guaranty Agreement pursuant to which those subsidiaries agreed to guarantee the obligations due under the 2024 Convertible Notes.

The following table is a summary of the recorded value of the 2024 Convertible Notes as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Convertible note - face value	$25,000	$25,000
Less: Original issue discount	(4,522)	(4,522)
Short-term convertible note recorded value on issue date	20,478	20,478
PIK interest issued	1,283	—
Accumulated accretion of original issue debt discount	2,229	534
Convertible note value	$23,990	$21,012

Modified Convertible Notes

On January 18, 2016, in partial satisfaction of certain previously outstanding convertible notes, the Company issued an aggregate principal amount of approximately $16.5 million of modified convertible notes (the “Modified Convertible Notes”).

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (which increased to 7% as of October 1, 2016, with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP (“Fireman”) only), which is payable 50% in cash and 50% in additional paid-in-kind notes. However, the Company may elect to pay 100% of such interest in cash at its sole discretion. The Modified Convertible Notes are convertible at the option of the holders and may be settled at the Company's election into either shares of the Company’s common stock, cash, or a combination thereof.

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

The following table is a summary of the recorded value of the Modified Convertible Notes as of September 30, 2019 and December 31, 2018 (in thousands). The value of the Modified Convertible Notes reflects the present value of the contractual cash flows from the Modified Convertible Notes and resulted in an original issue discount of $4.7 million that was recorded on January 28, 2016, the issuance date.

	September 30, 2019	December 31, 2018
Modified convertible notes - face value	$16,473	$16,473
Less: original issue discount	(4,673)	(4,673)
Modified convertible notes recorded value on issue date	11,800	11,800
PIK interest issued	2,105	1,505
Accumulated accretion of original issue debt discount	2,070	1,918
Modified convertible notes value	$15,975	$15,223

Total Interest Expense

The following table is a summary of total interest expense recognized (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Contractual coupon interest	$37,304	$2,154	$110,230	$6,201
Non-cash interest expense (including amortization of discounts, deferred financing costs, and PIK)	11,504	308	31,466	896
Total interest expense	$48,808	$2,462	$141,696	$7,097

9.    Fair Value Measurement of Financial Instruments

The Company’s assets and liabilities measured at fair value on a nonrecurring basis include cash, accounts receivable, sold receivables, accounts payable, and the convertible notes. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 inputs. There were no impairments of long-lived assets during the three and nine months ended September 30, 2019 and 2018.

The carrying value of the 2024 Convertible Notes and the Modified Convertible Notes at September 30, 2019 was $40.0 million which approximates their fair value at September 30, 2019. The Company estimates the fair value of the 2024 Convertible Notes and the Modified Convertible Notes using commonly accepted valuation methodologies and unobservable inputs based on the low volume of similar market activity (Level 3). The Company carries the 2024 Convertible Notes and the Modified Convertible Notes at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. For further information on the 2024 Convertible Notes and the Modified Convertible Notes, see “Note 8 – Debt.”

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

The Company has commitments under operating leases for retail stores, corporate offices, administrative offices and showrooms expiring on various dates through January 2030. The Company leases certain equipment under finance lease agreements expiring on various dates through January 2022. As of September 30, 2019, the Company’s finance leases were not material to the condensed consolidated balance sheets, condensed consolidated statements of operations or statement of cash flows.

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

The components of lease cost for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost	$12,250	$32,802
Short-term lease cost	934	5,174
Variable lease cost (1)	3,565	9,908
Total lease cost	$16,749	$47,884

(1)	Variable components of the lease payments such as utilities, taxes and insurance, parking and maintenance costs.

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.

Amounts reported in the condensed consolidated balance sheet as of September 30, 2019 are as follows (in thousands):

	As of September 30, 2019
Operating Leases:
Operating lease right-of-use assets	$206,096
Operating lease liabilities	$186,680
Current portion of operating lease liabilities	28,059
Total operating lease liabilities	$214,739

Weighted-average remaining lease term
Operating leases	7.33	Years

Weighted-average discount rate
Operating leases	8.12%

Cash flow information related to operating leases for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,381	$31,341

Future minimum lease payments under non-cancellable leases as of the period ended September  30, 2019 are as follows (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$11,359
2020	43,716
2021	39,954
2022	36,394
2023	32,429
Thereafter	124,601
Total undiscounted lease payments	288,453
Less: imputed interest	(73,714)
Total lease liabilities	$214,739

As of September 30, 2019, the Company has additional operating leases, primarily for buildings, that have not yet commenced of $16.8 million. These operating leases will commence in fiscal years 2019 and 2020 with lease terms of 1 year to 10 years.

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

2016 Stock Incentive Plan

On October 5, 2016, the Board of Directors adopted the 2016 Stock Incentive Compensation Plan (the “2016 Stock Incentive Plan”) which was approved by the Company’s shareholders on November 7, 2016. Under the 2016 Stock Incentive Plan, 3,529,109 shares of common stock were originally reserved for issuance in connection with grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units

(“RSUs”), performance-based compensation awards, other stock-based awards, dividend equivalents and cash-based awards. Effective October 29, 2018, the 2016 Stock Incentive Plan was amended to increase the reservation of the total shares available for issuance to 12,725,963 shares of common stock.  The maximum number of shares with respect to which awards may be granted to any participant in any calendar year under the 2016 Stock Incentive Plan may not exceed 500,000 shares.

The Company has granted and continues to grant RSUs, performance stock units (“PSUs”) and stock options to its officers, non-employee directors, employees, and consultants pursuant to the 2016 Stock Incentive Plan or as “inducement grants,” as permitted under NASDAQ rules. The RSUs, PSUs and stock options represent the right to receive one share of common stock for each unit on the vesting date provided that the individual meets the applicable vesting criteria. The exercise price of stock options granted under the 2016 Stock Incentive Plan are determined by the Compensation and Stock Option Committee (the “Compensation Committee”) of the Board of Directors or by any other committee designated by the Board of Directors, but may not be less than the fair market value of the Company’s shares of common stock on the date the option is granted. In general, unvested stock options are forfeited when a participant terminates employment or service with the Company or its affiliates.

Shares underlying awards that are forfeited, cancelled, terminated or expire unexercised, or settled in cash in lieu of issuance of shares, are available for issuance pursuant to future awards to the extent that such shares are forfeited, repurchased or not issued under any such award. Any shares tendered to pay the exercise price of an option or other purchase price of an award, or withholding tax obligations with respect to an award, are available for issuance pursuant to future awards. In addition, if any shares subject to an award are not delivered to a participant because (i) such shares are withheld to pay the exercise price or other purchase price of such award, or withholding tax obligations with respect to such award (or other award), or (ii) a payment upon exercise of an award is made in shares, the number of shares subject to the exercised or purchased portion of any such award that are not delivered to the participant are available for issuance pursuant to future awards.

As of September 30, 2019, shares reserved for future issuance under the incentive plans include: (i) 444 shares of common stock issuable upon exercise of stock options granted under the Amended and Restated Plan; (ii) 7,964,156 shares of common stock issuable upon vesting of RSUs, PSUs and exercise of stock options granted under the 2016 Stock Incentive Plan; and (iii) 3,007,747 shares of common stock are available for future grant under the 2016 Stock Incentive Plan. As of December 31, 2018, the Company no longer granted shares under the Amended and Restated Plan. Also, as of September 30, 2019, there were 5,200,000 shares of common stock issuable upon vesting of RSUs and PSUs granted pursuant to “inducement grants” to certain of our officers.

Stock Options

As of January 1, 2019, the Company had 320,721 shares of stock options outstanding, comprised of 444 and 320,277 stock options outstanding under the Amended and Restated Plan and 2016 Stock Incentive Plan, respectively. There was no activity related to stock options for the nine months ended September 30, 2019.

There were no options exercised during the nine months ended September 30, 2019. The following table summarizes exercise prices for options exercisable as of September 30, 2019 (in actual amounts):

	Options Exercisable
		Weighted-Average
		Remaining Contractual
Exercise Price	Number of Shares	Life (Years)
$4.02	70,277	4.7
$11.40	444	5.3
	70,721

For all stock compensation awards that contain graded vesting with time‑based service conditions, the Company has elected to apply a straight‑line recognition method to account for these awards. Stock-based compensation expense related to stock options was immaterial during the three and nine months ended September 30, 2019. As of September 30,

2019, there was $0.5 million of unrecognized compensation cost related to unvested stock options to be expensed through the year ended December 31, 2022.

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

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2019 (in actual amounts):

	Restricted Stock Units
	Number Of	Weighted Average Grant
	Units	Date Fair Value
Outstanding at January 1, 2019	5,820,560	$4.06
Granted	4,682,672	3.26
Vested	(504,320)	3.02
Forfeited	(98,533)	2.48
Outstanding at September 30, 2019	9,900,379	$3.75

A total of $2.4 million and $0.6 million of stock-based compensation expense was recognized related to RSUs during the three months ended September 30, 2019 and 2018, respectively. A total of $7.2 million and $2.1 million of stock-based compensation expense was recognized related to RSUs during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $29.4 million of total unrecognized compensation cost related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over a weighted‑average of 2.2 years.

Performance Share Units

In the third quarter of 2019, the Company granted 1,593,500 shares of performance share units.  No performance share units were forfeited during the three months ended September 30, 2019 and 2,943,500 unvested performance shares are outstanding as of September 30, 2019. Stock compensation expense in the amount of $0.5 million and $0 million was recognized for the three months ended September 30, 2019 and 2018, respectively. Stock compensation expense in the amount of $1.3 million and $0 million was recognized for the nine months ended September 30, 2019 and 2018, respectively.

Management Incentive Plan

On October 29, 2018, the Company entered into a letter agreement with GSO (the “MIP Letter”). Under the MIP Letter, the Company agreed to create a new stock incentive compensation plan for the amount of 1,776,500 shares (the “MIP Shares”) of common stock (the “MIP Plan”), which will be allocated by the Board in accordance with the Stockholder Agreement. On October 3, 2019, the Company entered into an amendment (the “MIP Amendment”) to the MIP Letter. Pursuant to the MIP Amendment, Company agreed to reserve the MIP Shares under the 2016 Stock Incentive Plan, which were allocated by a Special Committee of the Board in accordance with the Stockholder Agreement, dated October 29, 2018, by and between the Company and the stockholders party thereto. All of the MIP Shares were awarded or allocated as of October 29, 2019. If any awards of the MIP Shares are forfeited, cancelled, terminated or expired at any time, the equivalent amount of shares of Common Stock shall be delivered to the stockholders party to the MIP Letter for no additional consideration.

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

The following tables disaggregate our operating segment net sales by product category and sales channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of net sales are affected by economic factors:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Wholesale &	Direct to		Wholesale &	Direct to
	Licensing	Consumer	Total	Licensing	Consumer	Total
Kids	$412,637	$—	$412,637	$—	$—	$—
Accessories	133,727	—	133,727	—	—	—
Men’s & Women’s Apparel	111,091	54,974	166,065	29,396	10,434	39,830
	$657,455	$54,974	$712,429	$29,396	$10,434	$39,830

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Wholesale &	Direct to		Wholesale &	Direct to
	Licensing	Consumer	Total	Licensing	Consumer	Total
Kids	$838,613	$—	$838,613	$—	$—	$—
Accessories	314,450	—	314,450	—	—	—
Men’s & Women’s Apparel	313,067	198,403	511,470	83,486	31,128	114,614
	$1,466,130	$198,403	$1,664,533	$83,486	$31,128	$114,614

International sales were $27.9 million for the three months ended September 30, 2019 and immaterial for the three months ended September 30, 2018. International sales were $58.8  million for the nine months ended September 30, 2019 and immaterial for the nine months ended September 30, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic loss per share computation
Numerator:
Net loss	$(8,979)	$(10,581)	$(170,094)	$(20,350)
Less: preferred dividends	—	(1,892)	—	(5,548)
Net loss attributable to common stockholders	$(8,979)	$(12,473)	$(170,094)	$(25,898)
Denominator:
Weighted average common shares outstanding	58,736	14,085	58,638	13,873

Loss per common share - basic
Net loss per common share - basic	$(0.15)	$(0.89)	$(2.90)	$(1.87)

Diluted loss per share computation
Numerator:
Net loss	$(8,979)	$(10,581)	$(170,094)	$(20,350)
Less: preferred dividends	—	(1,892)	—	(5,548)
Net loss attributable to common stockholders	$(8,979)	$(12,473)	$(170,094)	$(25,898)
Denominator:
Weighted average common shares outstanding	58,736	14,085	58,638	13,873
Effect of dilutive securities:
Options, RSUs, PSUs, warrants, Series A, convertible notes	—	—	—	—
Dilutive common shares	58,736	14,085	58,638	13,873

Loss per common share - diluted
Net loss per common share - diluted	$(0.15)	$(0.89)	$(2.90)	$(1.87)

The following potentially dilutive shares of common stock were excluded from diluted EPS as the Company had a net loss for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Outstanding stock options	321	71	321	71
Unvested RSUs	9,900	757	9,900	757
Unvested PSUs	2,944	453	2,944	453
Outstanding warrants	500	650	500	650
Convertible Series A Preferred Stock	—	4,480	—	4,480
Convertible Series A-1 Preferred Stock	—	4,588	—	4,588
Modified Convertible Notes	1,299	1,278	1,299	1,278
2024 Convertible Notes	3,125	—	3,125	—

Loss per Share under Two−Class Method

The Series A Preferred Stock had the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and as such, was considered a participating security. The Series A Preferred Stock was included in the computation of basic and diluted loss per share for the three and nine months ended September 30, 2018 pursuant to the two-class method. Holders of the Series A Preferred Stock did not participate in undistributed net losses because they were not contractually obligated to do so. No Series A Preferred Stock was outstanding during the three and nine months ended September 30, 2019.

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

The following table provides a reconciliation of net loss to preferred shareholders and common stockholders for purposes of computing net loss per share for the three and nine months ended September 30, 2018 (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30,	September 30,
	2018	2018
Net loss	$(10,581)	$(20,350)
Less: preferred dividends	(1,892)	(5,548)
Net loss attributable to common stockholders	$(12,473)	$(25,898)

Denominator:
Weighted average common shares outstanding	14,085	13,873

Loss per common share - basic and diluted under two-class method	$(0.89)	$(1.87)

There were no preferred dividends for the three or nine months ended September 30, 2019 since no Series A Preferred Stock was outstanding.

14.    Income Taxes

The provision for income taxes for the nine months ended September 30, 2019 was approximately $1.6 million, or an effective tax rate of 0.9%.  The Company has reporting entities in the U.S., Canada and Norway that have incurred net operating losses in each of their respective taxing jurisdictions resulting in no current income tax expense except for approximately $0.1 million of state minimum income tax expense. Further, the Company has full valuation allowances on its U.S. and Canadian net deferred tax assets resulting in no deferred tax benefit on its net operating losses; however, it recorded a $0.1 million deferred tax benefit on its net operating loss in Norway.

In the first quarter of 2019, the Company recorded a deferred expense relating to the valuation allowance in the amount of $1.6 million, or 1.0%. In the second quarter of 2019, the Company recorded minimal state income tax expense in the amount of $0.1 million, or 0.1%, and a deferred benefit relating to net operating losses in Norway in the amount of $0.2 million, or a 0.2% benefit.

The Company has net deferred tax assets in each of its taxing jurisdictions. Management has evaluated both positive and negative evidence in its assessment of the realization of these net deferred tax assets including, but not limited to, the amount and timing of its forecast future taxable income and history of losses. Management has concluded that it is more likely than not that its net deferred tax assets will not be realized in the U.S. and Canada. Accordingly, the Company maintains a full valuation allowance against substantially all of its net deferred tax assets in these jurisdictions. If the

Company subsequently determines that it will be able to realize some portion or all of its deferred tax assets, then an adjustment to will be made to the valuation allowance to recognize those deferred tax assets which will have the effect of increasing net income in the period such determination is made.

The Company has uncertain income tax position. Management has identified certain uncertain income tax positions and evaluated them under the recognition and measurement criteria specified in ASC 740, Accounting for Income Taxes. Based on this analysis Management has concluded that a tax reserve is required. Accordingly, the Company has established a tax reserve of $0.1 million on these positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

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

All prior period segment information has been recast to reflect the realignment of our segment reporting structure on a comparable basis.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net sales:
Kids	$412,637	$—	$838,613	$—
Accessories	133,727	—	314,450	—
Men’s & Women’s Apparel	166,065	39,830	511,470	114,614
	$712,429	$39,830	$1,664,533	$114,614
Gross profit:
Kids	$89,871	$—	$164,136	$—
Accessories	32,017	—	60,836	—
Men’s & Women’s Apparel	56,369	17,159	183,883	47,840
	$178,257	$17,159	$408,855	$47,840

Selling, general and administrative:
Kids	$25,849	$—	$79,411	$—
Accessories	11,359	—	35,421	—
Men’s & Women’s Apparel	62,110	25,029	200,618	58,992
	$99,318	$25,029	$315,450	$58,992

Depreciation and amortization:
Kids	$10,791	$—	$31,263	$—
Accessories	8,448	—	24,932	—
Men’s & Women’s Apparel	5,882	1,378	15,497	4,252
	$25,121	$1,378	$71,692	$4,252

Other operating expense, net:
Kids	$4,775	$—	$17,087	$—
Accessories	5,028	—	15,701	—
Men’s & Women’s Apparel	4,318	—	16,175	—
	$14,121	$—	$48,963	$—

Operating income (loss):
Kids	$48,456	$—	$36,375	$—
Accessories	7,182	—	(15,218)	—
Men’s & Women’s Apparel	(15,941)	(9,248)	(48,407)	(15,404)
	$39,697	$(9,248)	$(27,250)	$(15,404)

16.    Related Party Transactions

Payments to Tengram Capital Partners, LP

From time to time, the Company reimburses Tengram Capital Partners, LP, (“TCP”) an entity that is affiliated with one of the Company’s largest stockholders, for certain travel and other related expenses of its employees related to services performed on the Company’s behalf and at the Company’s request. For the nine months ended September 30, 2019, the Company incurred expenses of approximately $70 thousand related to reimbursement of expenses. For the year ended December 31, 2018, the Company incurred expenses of $5.5 million related to reimbursement of expenses, which included (i) a one-time, non-recurring payment of $5 million paid in connection with services performed by TCP and its affiliates on behalf of the Company related to the GBG Acquisition, and (ii) $469 thousand of out of pocket expenses and travel reimbursement related to the GBG Acquisition. TCP does not receive any other compensation from the Company.

From time to time, beginning in the third quarter of fiscal 2019, the Company has entered into informal consulting arrangements with certain employees of TCP on an individual basis (the “TCP Employees”), pursuant to which the TCP Employees provide financial and other consulting services at the request of the Company. For certain transaction related services related to the GBG Acquisition, TCP Employees were also issued an aggregate of 200,000 RSUs, vesting in equal halves over a two year period. For the three and nine months ended September 30, 2019, the Company paid TCP Employees approximately $50 thousand for services under these consulting arrangements and approximately $28 thousand related to reimbursements of expenses.

Arthur Rabin

Arthur Rabin, the father of Jason Rabin, our Chief Executive Officer and member of our Board of Directors, is our President of Sourcing. Mr. Rabin has been employed by us since the GBG Acquisition and prior to that, he was employed by GBG. Mr. Rabin is employed by us as an at-will employee at an annual salary of $1,000,000 and is entitled to participate in all company sponsored employee benefits consistent with other senior executives with similar titles. Consistent with this participation, in the third quarter of fiscal 2019, Mr. Rabin was awarded a grant of 125,000 RSUs that vest in equal yearly installments on June 1, 2020, June 1, 2021 and June 1, 2022, respectively, and 125,000 PSUs that vest on June 1, 2022, subject to performance metrics applied to other senior executives.

17.    Subsequent Events

On October 3, 2019, the Company entered into the MIP Amendment. See “Note 11  – Equity” above.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2019 (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of Exchange Act, which represent our management’s beliefs and assumptions concerning future events based on information currently available to us. When used in this Quarterly Report, the words and phrases “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” “indicates,” “forecast,” “guidance,” “outlook,” “targets” and similar expressions and the negatives of such words and phrases are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.

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

Introduction

As we are a smaller reporting company, this discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2019 and 2018, respectively. This discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and information contained in Item 1 of this Quarterly Report. Due to the GBG Acquisition (defined below), the financial information for the three and nine months ended September 30, 2019 is not comparable to the three and nine months ended September 30, 2018. As such, we have presented comparative results of operations for the three and nine months ended September 30, 2019 compared to the pro forma combined three and nine months ended September 30, 2018. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information.”

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

We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distributions and expanded the retail component of our business. Acquisitions are part of our strategy to expand our offerings and increase the portfolio of licensed and private label brands that we offer through different tiers of retail distribution. As part of our business strategy, we are seeking to create a platform that focuses on brands and/or branded operating companies in the premium apparel, entertainment and accessories sectors. Our focus is on organically growing our brands through a global, omni-channel distribution strategy while continuing to seek opportunities to acquire accretive, complementary, premium brands.

On September 1, 2019, tariffs on certain products went into effect, and tariffs on additional products are expected to go into effect on December 15, 2019.  Given the uncertainty related to how long tariffs will remain in effect or whether additional tariffs will be imposed, we are continuing to evaluate and monitor the impact of tariffs on our business, financial statements and results of operation.

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

Kids

Our Kids segment is comprised of sales of products to full-price retail stores, off-price or outlet department stores, boutiques and ecommerce sales. Kids products are sold to over 700 customers and are comprised of over 350 licensed brands. Key licensed brands include Calvin Klein®, Under Amour®, Tommy Hilfiger®, Nautica® and Disney®. Our top customers include large retailers such as Walmart, Kohl’s, Target, Burlington, Macy’s, and TJX Companies. We design, produce and sell goods to Walmart as a private label business under the George® and Faded Glory® names. Our Kids segment accounted for approximately  57.9% of our third quarter 2019 net revenues. We sell our Kids products through our own showrooms where retailers review the latest collections and place orders.

The Kids segment was acquired as a component of the GBG Business. In addition to integrating the Kids segment successfully and efficiently with our existing business, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors and selectively expanding into new accounts.

Accessories

Our Accessories segment is comprised of sales of products to full-price retail stores, off-price or outlet department stores, boutiques and ecommerce sales. Accessories products are sold to over 600 customers and are comprised of over 85 licensed, owned and private label brands. Key licensed brands include Calvin Klein®, Frye®, Fila®, Michael Kors®, Kate Spade® and AllSaints®. Our top customers include large retailers such as Walmart, Kohl’s, Macys, Dillard’s and Nordstrom companies. Our Accessories segment accounted for approximately 18.8% of our third quarter 2019 net revenues. We sell our Accessories products through our own showrooms where retailers review the latest collections and place orders.

The Accessories segment was acquired as a component of the GBG Business. In addition to integrating the Accessories segment successfully and efficiently with our existing business, our go-forward strategy includes driving sales by improving productivity in existing accounts/doors and selectively expanding into new accounts.

Men’s and Women’s Apparel

Our Men’s and Women’s Apparel segment is comprised of (i) sales to premium nationwide department stores, specialty retailers, ecommerce, boutiques and select off-price retailers of our Hudson®, Robert Graham® and Swims® brands; (ii) sales of licensed products bearing the brand names of BCBG®, Herve Leger, Buffalo®, Joe’s Jeans®, bebe® (collectively, referred to herein as “Core Licensed Brands”) to premium nationwide department stores, specialty retailers, ecommerce stores, boutiques and select off-price retailers; (iii) full-price and outlet retail store sales owned and operated by us bearing the brands of Robert Graham®, SWIMS®, BCBG®, and Joe’s Jeans®; (iv) e-commerce sales through our own and our retail partners’ ecommerce sites; and (v) royalty revenue generated through the licensing of our Robert Graham® and Hudson® brands to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

Our Men’s and Women’s Apparel segment, accounted for approximately 23.3% of our third quarter 2019 net revenues. Our net sales also include net royalty revenue generated through the licensing of our Robert Graham® and Hudson® brands to third parties for the right to use our various trademarks in connection with the manufacture and sale of designated products for the following product categories and geographical areas: men’s shoes, belts, small leather goods, dress shirts, neckwear, tailored clothing, headwear, eyewear, jewelry, hosiery, underwear, loungewear, kids, and fragrances, and for distribution of our products in Canada. Our Men’s and Women’s Apparel products are sold to over 1,000 retail customers in North America and throughout the world including our own retail stores and ecommerce websites. As of September 30, 2019, we operated a total of 97 retail stores and 337 partner shop-in-shops.

Results of Operations

The following tables set forth, for the periods indicated, selected information from our statements of operations and statements of operations by our reportable segments. This table should be read in conjunction with the discussion that follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited, in thousands)
Net sales	$712,429	$39,830	$1,664,533	$114,614
Cost of goods sold	534,172	22,671	1,255,678	66,774
Gross profit	178,257	17,159	408,855	47,840
Gross margin % of sales	25%	43%	25%	42%
Operating expenses
Selling, general and administrative	99,318	25,029	315,450	58,992
Depreciation and amortization	25,121	1,378	71,692	4,252
Other operating expense, net	14,121	—	48,963	—
Total operating expenses	138,560	26,407	436,105	63,244
Operating income (loss)	39,697	(9,248)	(27,250)	(15,404)
Operating income (loss) % of net sales	6%	23%	2%	13%
Interest expense	48,808	2,462	141,696	7,097
Other (income) expense, net	(182)	22	(426)	124
Total other expense, net	48,626	2,484	141,270	7,221
Loss before income taxes	(8,929)	(11,732)	(168,520)	(22,625)
Income tax provision (benefit)	50	(1,151)	1,574	(2,275)
Net loss	$(8,979)	$(10,581)	$(170,094)	$(20,350)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net sales:
Kids	$412,637	$—	$838,613	$—
Accessories	133,727	—	314,450	—
Men’s & Women’s Apparel	166,065	39,830	511,470	114,614
	$712,429	$39,830	$1,664,533	$114,614
Gross profit:
Kids	$89,871	$—	$164,136	$—
Accessories	32,017	—	60,836	—
Men’s & Women’s Apparel	56,369	17,159	183,883	47,840
	$178,257	$17,159	$408,855	$47,840

Selling, general and administrative:
Kids	$25,849	$—	$79,411	$—
Accessories	11,359	—	35,421	—
Men’s & Women’s Apparel	62,110	25,029	200,618	58,992
	$99,318	$25,029	$315,450	$58,992

Depreciation and amortization:
Kids	$10,791	$—	$31,263	$—
Accessories	8,448	—	24,932	—
Men’s & Women’s Apparel	5,882	1,378	15,497	4,252
	$25,121	$1,378	$71,692	$4,252

Other operating expense, net:
Kids	$4,775	$—	$17,087	$—
Accessories	5,028	—	15,701	—
Men’s & Women’s Apparel	4,318	—	16,175	—
	$14,121	$—	$48,963	$—

Operating income (loss):
Kids	$48,456	$—	$36,375	$—
Accessories	7,182	—	(15,218)	—
Men’s & Women’s Apparel	(15,941)	(9,248)	(48,407)	(15,404)
	$39,697	$(9,248)	$(27,250)	$(15,404)

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Net sales increased to $712.4 million for the three months ended September 30, 2019 from $39.8 million for three months ended September 30, 2018, reflecting a $672.6 million year over year increase. The increase in net sales was attributable to the acquired GBG Business for the three months ended September 30, 2019 that we did not have in the three months ended September 30, 2018.

Gross profit increased to $178.3 million for the three months ended September 30, 2019 from $17.2 million for the three months ended September 30, 2018, reflecting a $161.1 million year over year increase.

Gross margin was 25% for the three months ended September 30, 2019, compared to 43% for the three months ended September 30, 2018. As a result of the consummation of the GBG Acquisition, the Company had a higher proportion of wholesale sales compared to retail sales in 2019, which resulted in a decrease in gross margin during the three months ended September 30, 2019 compared to three months ended September 30, 2018.

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

In connection with the closing of the GBG Acquisition, we entered into a transition services agreement with GBG USA wherein each has agreed to provide the other party certain corporate services including information technology, finance, human resources, legal, rent, sourcing, tax and facilities for a period of up to 3 years from October 29, 2018 to ensure and facilitate an orderly transfer of business operations. Payments to each party will vary in amount and length of time as specified in the transition services agreement. The charges for such services are generally intended to allow the service provider to recover all of its direct and indirect costs, generally without profit. As of September 30, 2019, our ongoing utilization of transition services from GBG USA under the transition services agreement was primarily limited to information technology, equipment, and facilities.

Selling, general and administrative expenses increased to $99.3 million for the three months ended September 30, 2019 from $25.0 million for the three months ended September 30, 2018. The $74.3 million increase was attributable to operating costs of the GBG Business.

Depreciation and amortization expenses increased to $25.1 million for the three months ended September 30, 2019 from $1.4 million for the three months ended September 30, 2018. Increase in depreciation and amortization expense was attributable to the GBG Acquisition.

Other operating expenses primarily include reorganization and integration expenses. Other operating expenses totaled $14.1  million for the three months ended September 30, 2019. There were no other operating expenses in the three months ended September 30, 2018.

Interest Expense

Interest expense includes costs incurred by us for borrowed funds as well as amortization of deferred financing fees relating to our term loans and revolving credit facilities. Interest expense increased to $48.8 million for the three months ended September 30, 2019 from $2.5 million for the three months ended September 30, 2018. Increase in interest expense was largely driven by the increase in aggregate outstanding borrowings under the new credit facilities entered into in connection with the GBG Acquisition, the issuance of the 2024 Convertible Notes, the 1L Amendment and the 2L Amendment (as defined below) and amortization of debt issuance costs.

Income Tax Benefit

The effective tax rate from operations was negative 1% for the three months ended September 30, 2019 compared to a benefit of 10% for prior-year quarter-ended September 30, 2018. The difference in the effective tax rate between the current-quarter and prior-year quarter was primarily due to the establishment of a full valuation allowance on the current-quarter on the deferred tax assets relating to the net operating losses in the US and Canada resulting in no deferred tax benefit. The nominal benefit in the current-quarter is a result of the recognition of the deferred tax asset established on the net operating loss in Norway.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Net sales increased to $1,664.5 million for the nine months ended September 30, 2019 from $114.6 million for nine months ended September 30, 2018, reflecting a $1,549.9 million year over year increase. The increase in net sales was attributable to the GBG Acquisition.

Gross profit increased to $408.9 million for the nine months ended September 30, 2019 from $47.8 million for the nine months ended September 30, 2018, reflecting a $361.1  million year over year increase.

Gross margin was 25% for the nine months ended September 30, 2019, compared to 42% for the nine months ended September 30, 2018. As a result of the consummation of the GBG Acquisition, the Company had a higher proportion of wholesale sales compared to retail sales in 2019, which resulted in a decrease in gross margin during the nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Additionally, the lower gross margin during the nine months ended September 30, 2019 was partially driven by the $9.5 million amortization of the inventory step-up to fair value recorded as a result of the GBG Acquisition.

For more information, see sections titled “Reportable Segments” and “Supplemental Unaudited Pro Forma Combined Financial Information.”

Operating Expenses

Selling, general and administrative expenses increased to $315.5 million for the nine months ended September 30, 2019 from $59.0 million for the nine months ended September 30, 2018. The $256.5 million increase was attributable to operating costs of the GBG Business.

Depreciation and amortization expenses increased to $71.7 million for the nine months ended September 30, 2019 from $4.3 million for the nine months ended September 30, 2018. The increase in depreciation and amortization expense was attributable to the GBG Acquisition.

Other operating expenses primarily include reorganization and integration expenses. Other operating expenses totaled $49.0 million for the nine months ended September 30, 2019. There were no other operating expenses in the nine months ended September 30, 2018.

Interest Expense

Interest expense increased to $141.7 million for the nine months ended September 30, 2019 from $7.1 million for the nine months ended September 30, 2018. The increase in interest expense was largely driven by the increase in aggregate outstanding borrowings under the new credit facilities entered into in connection with the GBG Acquisition, the issuance of the 2024 Convertible Notes and amortization of debt issuance cost.

Income Tax Benefit

The effective tax rate from operations was negative 1% for the nine months ended September 30, 2019 compared to a benefit of 10% for the prior-year nine months ended September 30, 2018. The difference in the effective tax rate between the nine months ended September 30, 2019 and the nine months ended September 30, 2018, was primarily due to a deferred tax expense booked in the first quarter relating to an adjustment of the valuation allowance. In addition, a full valuation allowance projection against the losses generated in the US and Canada result in no deferred tax benefit on the net operating losses.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA (in thousands) for the three months ended September  30, 2019:

		Non GAAP Adjustments
		(in thousands)
		Stock-based	Inventory Step Up	Reorganization &	Discontinued
	As Reported	Compensation	Amortization	Integration	License	Adjusted
Net sales	$712,429	$—	$—	$—	$(6,366)	$706,063
Cost of goods sold	534,172	—	(510)	—	(10,027)	523,635
Gross profit	178,257	—	510	—	3,661	182,428

Operating expenses:
Selling, general and administrative	99,318	(2,957)	—	—	862	97,223
Depreciation and amortization	25,121	—	—	—	—	25,121
Other operating expense, net	14,121	—	—	(14,121)	—	—
Total operating expenses	138,560	(2,957)	—	(14,121)	862	122,344
Total other expense, net	48,626	—	—	—	—	48,626
Loss before income taxes	(8,929)	2,957	510	14,121	2,799	11,458
Income tax provision	50	—	—	—	—	50
Net loss	$(8,979)	$2,957	$510	$14,121	$2,799	11,408

Adjusted EBITDA reconciliation:
Depreciation and amortization	25,121
Total other expense, net	48,626
Income tax provision	50
Adjusted EBITDA	$85,205

The following table presents a reconciliation of net loss to Adjusted EBITDA (in thousands) for the nine months ended September 30, 2019:

		Non GAAP Adjustments
		(in thousands)
		Stock-based	Inventory Step Up	Reorganization &	Discontinued
	As Reported	Compensation	Amortization	Integration	License	Adjusted
Net sales	$1,664,533	$—	$—	$—	$(24,218)	$1,640,315
Cost of goods sold	1,255,678	—	(9,546)	—	(24,537)	1,221,595
Gross profit	408,855	—	9,546	—	319	418,720

Operating expenses:
Selling, general and administrative	315,450	(8,673)	—	—	(9,797)	296,980
Depreciation and amortization	71,692	—	—	—	—	71,692
Other operating expense, net	48,963	—	—	(48,963)	—	—
Total operating expenses	436,105	(8,673)	—	(48,963)	(9,797)	368,672
Total other expense, net	141,270	—	—	—	—	141,270
Loss before income taxes	(168,520)	8,673	9,546	48,963	10,116	(91,222)
Income tax provision	1,574	—	—	—	—	1,574
Net loss	$(170,094)	$8,673	$9,546	$48,963	$10,116	(92,796)

Adjusted EBITDA reconciliation:
Depreciation and amortization	71,692
Total other expense, net	141,270
Income tax provision	1,574
Adjusted EBITDA	$121,740

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

As of September 30, 2019 and December 31, 2018, our cash and cash equivalent balances were $19.0 million and $29.5 million, respectively. Based on our cash on hand and expected cash flows from operations, the expected borrowing availability under our existing credit facilities and other financing arrangements, we believe that we have the working capital resources necessary to meet our projected operational needs beyond the next 12 months from the filing date of this Quarterly Report. However, if we require more capital for growth and integration or the operation of our business or if we experience a decline in sales and/or operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements, debt and/or equity issuances and/or other strategic transactions.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Cash Flows for the nine months ended September 30, 2019 and 2018

Cash flows used in operating activities for the nine months ended September 30, 2019 was $533.4 million. Cash flows used by operating activities for the nine months ended September 30, 2018 was $3.5 million. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for inventory, employee compensation, transaction costs, operating leases, professional services, and interest payments on our long-term obligations. Cash received from our customers generally corresponds to our net sales. In October 2018, we entered into a receivables purchase arrangement to sell certain of our receivables, which results in the cash collected on the deferred purchase price of our sold receivables to be classified as investing cash flows. The decrease in operating cash flows during the comparative periods is primarily driven by the increase in net loss, excluding non-cash charges such as depreciation, amortization, and stock based compensation, and the impact of changes in working capital accounts. Working capital at any specific point is subject to many different variables, including seasonality, inventory management, the impact of certain of our factoring arrangements, the timing of cash receipts and payments, and vendor payment terms.

Cash flows provided by investing activities for the nine months ended September 30, 2019 was $489.1 million. Cash flows used in investing activities for the nine months ended September 30, 2018 was $1.0 million. Cash flows from investing activities correspond with cash capital expenditures, including leasehold improvements, incentives received from property and equipment vendors, investments in other companies and intellectual property rights. The increase in investing cash flows during the comparative periods is primarily driven by collections of the deferred purchase price of sold receivables.

Cash flows provided by financing activities for the nine months ended September 30, 2019 was $34.3 million. Cash flows used in financing activities for the nine months ended September 30, 2018 was $0.4 million. The increase in cash flows from financing activities was primarily driven by draws on our revolving credit facility.

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

The First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which subsequently increased to $200.0 million and matures on April 29, 2023 (the “New Revolving Facility”) and a senior secured term loan credit facility in an aggregate principal amount of $645.0 million, which matures on October 29, 2023 (the “First Lien Term Loan Facility”, and together with the New Revolving Facility, are collectively referred to herein as “First Lien Facilities”). The Second Lien Credit Agreement provides for a second lien term loan facility in an aggregate principal amount of $668.0 million, which matures on October 29, 2024 (the “Second Lien Term Loan Facility”, and together with the First Lien Term Loan Facility are collectively referred to herein as the “Term Loan Facilities”).

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

The Term Facilities include mandatory prepayments customary for credit facilities of their nature. Subject to certain exceptions, prepayments of loans under the First Lien Term Loan Facility is subject to a prepayment premium of (i) 3.00% until October 29, 2019, (ii) 2.00% from October 30, 2019 until October 29, 2020 and (ii) 1.00% from October 30, 2020 until October 29, 2021, plus, if applicable, customary “breakage” costs with respect to LIBOR rate loans. Subject to certain exceptions, prepayments of loans under the Second Lien Term Loan Facility are subject to a prepayment premium of (i) with respect to the first $175 million of aggregate prepayments (the “Initial Prepayment Amount”), (a) 3.00% until October 29, 2019, (b) 2.00% from October 30, 2019 until October 29, 2020 and (c) 1.00% from October 30, 2020 until October 29, 2021 and (ii) with respect to any amount in excess of the Initial Prepayment Amount, (a) subject to certain exceptions, a customary make-whole amount until October 29, 2020, (b) 4.00% from October 30, 2020 until October 29, 2021, (c) 2.00% from October 30, 2021 until October 29, 2022  and (d) 1.00% from October 30, 2022 until October 29, 2023.  The obligations under the Credit Agreements are guaranteed by certain of our domestic subsidiaries and are secured by substantially all of our assets.

The annual interest rates for the Term Loan Facilities are as follows:

•   For the First Lien Term Loan Facility: ABR (with a 2.50% floor) plus 5.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 6.00% for LIBOR Rate Loans, with two 0.25% step downs upon achieving and maintaining a first lien leverage ratio equal to or less than 2.75 to 1.00 and 2.25 to 1.00, respectively.

•   For the Second Lien Term Loan Facility: ABR (with a 2.50% floor) plus 6.00% for base rate loans or adjusted LIBOR (with a floor of 1.50%) plus 7.00%, plus 2.75% payment-in-kind interest (“PIK”) from October 29, 2018 until December 31, 2019, and ABR (with a 2.50% floor) plus 7.00% for base rate loans or adjusted LIBOR (with a 1.50% floor) plus 8.00%, plus 1.25% PIK if certain leverage ratios are met, otherwise the PIK remains at 2.75%.

The Credit Agreements contain customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Term Loan Facilities require us to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2019, we were in compliance with these covenants.

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

New Revolving Facility

In addition to the First Lien Term Loan, the First Lien Credit Agreement provides for a senior secured asset based revolving credit facility with commitments in an aggregate principal amount of $150.0 million, which subsequently increased to $200.0 million and matures on April 29, 2023 (the “New Revolving Facility”). The amount available to be drawn under the New Revolving Facility is based on the borrowing base values attributed to eligible inventory. There are no scheduled periodic payments under the New Revolving Facility. The obligations under the Credit Agreements, including the New Revolving Facility, are guaranteed by certain of our domestic subsidiaries and are secured by substantially all of our assets.

The annual interest rates for the New Revolving Facility is the lender’s alternate base rate (“ABR”) (with a 1.00% floor) plus 4.50% for base rate loans and adjusted LIBOR (with a 0% floor) plus 5.50% for LIBOR rate loans. The New Revolving Facility includes mandatory prepayments customary for credit facilities of this nature. Subject to certain exceptions, permanent reductions of the commitments under the New Revolving Facility are subject to a prepayment premium of (i) 3.00% until October 29, 2019, (ii) 2.00% from October 30, 2019 until October 29, 2020 and (ii) 1.00% from October 30, 2020 until October 29, 2021, plus, if applicable, customary “breakage” costs with respect to LIBOR rate loans.

The New Revolving Facility contains customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, dispose of assets, make prepayments of certain indebtedness, pay certain dividends and other restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreements, inclusive of the provisions of the New Revolving Facility, require us to comply with financial maintenance covenants to be tested quarterly (beginning with the fiscal quarter ending March 31, 2019), consisting of a maximum net first lien leverage ratio, a maximum net total leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2019, we were in compliance with these covenants.

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

Under the terms of the PSA, the Originators sell or contribute certain of their trade accounts receivable, related collections and security interests (collectively, the “Receivables”) to Spring on a revolving basis. Under the terms of the RPA, Spring sells to the Purchasers an undivided ownership interest in the Receivables for up to $450.0 million,  prior to an amendment in fiscal 2019 that increased the amount to $600.0 million in the event of syndication of the PNC Receivables Facility, in cash proceeds. The proceeds from the Purchasers’ investment are used to finance Spring’s purchase of the Receivables from the Originators. Spring may also use the proceeds from a subordinated loan made by the Originators to Spring to finance purchases of the Receivables from the Originators. Rather than remitting to the Purchasers the amount received upon payment of the Receivables, Spring reinvests such Receivables payments to purchase additional Receivables from the Originators through the term of the agreement, subject to the Originators generating sufficient eligible

Receivables to sell to Spring in replacement of collected balances. Advances under the RPA will accrue interest based on a variable rate plus a margin.

On April 25, 2019, the Company amended its PNC Receivables Facility pursuant to (i) an amendment to the PSA (“PSA Amendment”) and (ii) an amendment to the RPA. Under the terms of the PSA Amendment, the Originators continue to sell or contribute certain of Receivables to Spring on a revolving basis and redefined Originators to include an additional subsidiary of the Company. Throughout fiscal 2019, the Company has also entered into numerous amendments to the RPA (“RPA Amendments”) that, among other things, (i) permitted Spring to sell Receivables for up to $600.0 million in cash proceeds to Purchasers; (ii) added Centric-Canada Apparel & Accessories ULC, an unlimited liability company organized under the laws of British Columbia, to enable the purchase and sale of Canadian receivables pursuant to the PNC Receivables Facility; (iii) changed the monthly settlement date from the 25th of each month to the 28th of each month; and (iv) added Fifth Third Bank and Wells Fargo as additional purchasers of the commitments under the RPA to allow for full utilization of the $600.0 million available under the PNC Receivables Facility.

2024 Convertible Notes

On October 29, 2018, we issued convertible promissory notes (the “2024 Convertible Notes”) in an aggregate principal amount of $25.0 million to the GSO/BTO Affiliates. The 2024 Convertible Notes are convertible at the holder’s option beginning on or after October 29, 2019 until the earlier to occur of (x) repayment in full of all principal and interest outstanding under the Second Lien Credit Agreement and (y) October 29, 2024 (such earlier date, the “2024 Convertible Note Maturity Date”), into shares of our common stock at a conversion price of $8.00 per share, subject to adjustment. The 2024 Convertible Notes do not initially bear interest. From and after April 29, 2019, the 2024 Convertible Notes bore interest at the rate of 12.0% per annum. From and after October 29, 2019, the 2024 Convertible Notes currently bear interest at the rate of 16.0% per annum. Interest payments are due each January 31, April 30, July 31, and October 31. To the extent that we are unable to pay cash interest on the 2024 Convertible Notes on an interest payment date because of restrictions in the Credit Agreements or other debt agreements, an amount equal to the unpaid interest then due will be added to the principal amount of the 2024 Convertible Notes.

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

The Modified Convertible Notes are structurally and contractually subordinated to our senior debt and mature on July 28, 2021. The Modified Convertible Notes accrue interest quarterly on the outstanding principal amount at a rate of 6.5% per annum (increased to 7% as of October 1, 2017 with respect to the Modified Convertible Notes issued to Fireman Capital CPF Hudson Co-Invest LP only), which is payable 50% in cash and 50% in additional paid-in-kind notes; provided, however, that we may, in our sole discretion, elect to pay 100% of such interest in cash. The Modified Convertible Notes are convertible at the option of the holders and may be settled at our election into either shares of our common stock, cash, or a combination thereof.

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

Supplemental Unaudited Pro Forma Combined Financial Information

As described above, we completed the GBG Acquisition on October 29, 2018. The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 2018 present our condensed consolidated results of operations giving pro forma effect to the GBG Acquisition as if it had occurred on January 1, 2018. The unaudited pro forma combined adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma combined basis, the impact of the GBG Acquisition on our historical financial information, as applicable. These statements contain a number of risks and uncertainties, as discussed under the heading “Forward‑Looking Statements” of this Quarterly Report that could cause actual results to differ materially. Our future results, performance or achievements could differ materially from those expressed or implied in these statements as such, readers are cautioned not to place undue reliance on these. We do not undertake to publicly update these statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

The unaudited pro forma combined financial information also does not project our results of operations for any future period or date. The unaudited pro forma combined financial information for the three and nine months ended September 30, 2018 includes results of the GBG Acquisition and its related operations from January 1, 2018 through September 30, 2018. The pro forma combined adjustments give effect to the items identified in the unaudited pro forma combined table below in connection with the GBG Acquisition.

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

	Three months ended September 30, 2018
	Centric	Acquired	Pro Forma	Pro Forma
	(a)	Business (b)	Adjustments	Combined
Net sales	$39,830	$565,880	$—	$605,710
Cost of goods sold (c)	22,671	454,537	18,618	495,826
Gross profit	17,159	111,343	(18,618)	109,884
Profit margin	43.1%	19.7%		18.1%
Operating expenses
Selling, general and administrative (c)	25,029	149,751	(23,173)	151,607
Depreciation and amortization (d)	1,378	5,376	15,423	22,177
Total operating expenses	26,407	155,127	(7,750)	173,784
Operating loss	(9,248)	(43,784)	(10,868)	(63,900)
Interest expense, net (e)	2,462	2,783	32,821	38,066
Other expense	22	—	—	22
Loss before income taxes	(11,732)	(46,567)	(43,689)	(101,988)
Income tax benefit	(1,151)	(1)	—	(1,152)
Net loss	$(10,581)	$(46,566)	$(43,689)	(100,836)

Adjusted pro forma EBITDA reconciliation:
Interest expense, net	38,066
Income tax expense	(1,152)
Depreciation and amortization	22,177
Other expense	22
Stock-based compensation	637
Discontinued license	5,128
Adjusted pro forma EBITDA	$(35,958)

(a)	Represents the unaudited results of operations of the Company for the three months ended September 30, 2018.
(b)	Represents the unaudited results of operations of the GBG Business for the three months ended September 30, 2018 derived from the GBG Business Financial Statements.
(c)

Represents an increase to cost of goods sold of $18.6 million for the three months ended September 30, 2018 and a decrease to selling, general and administrative expenses of $23.2 million for the three months ended September 30, 2018 related to the capitalization and reclassification of certain production related overhead costs.

(d)

Represents additional depreciation and amortization expense of $15.4 million for the three months ended September 30, 2018 related to the fair value of the property, plant, and equipment acquired in the GBG Acquisition. The adjustment in depreciation is based on the estimated fair value and useful lives of 3 to 8 years, and is calculated using the straight-line method. The intangible assets represent customer relationships and certain above or below market leases with an estimated useful life of 11 years and 6 years, respectively, which the Company will amortize on a straight-line basis.

(e)

Represents the net increase in interest expense of $32.8 million for the three months ended September 30, 2018 in connection with the gross borrowings under the 2024 Convertible Notes, the Credit Agreements and amortization of the related deferred fees and discount.

	Nine months ended September 30, 2018
	Centric	Acquired	Pro Forma	Pro Forma
	(a)	Business (b)	Adjustments	Combined
Net sales	$114,614	$1,471,563	$—	$1,586,177
Cost of goods sold (c)	66,774	1,128,177	55,855	1,250,806
Gross profit	47,840	343,386	(55,855)	335,371
Profit margin	41.7%	23.3%	—	21.1%
Operating expenses
Selling, general and administrative (c)	58,992	442,018	(69,519)	431,491
Depreciation and amortization (d)	4,252	18,004	46,270	68,526
Total operating expenses	63,244	460,022	(23,249)	500,017
Operating loss	(15,404)	(116,636)	(32,606)	(164,646)
Interest expense, net (e)	7,097	8,570	98,464	114,131
Other (income) expense	124	(17,675)	—	(17,551)
Loss before income taxes	(22,625)	(107,531)	(131,070)	(261,226)
Income tax benefit	(2,275)	—	—	(2,275)
Net loss	$(20,350)	$(107,531)	$(131,070)	(258,951)

Adjusted pro forma EBITDA reconciliation:
Interest expense, net	114,131
Income tax benefit	(2,275)
Depreciation and amortization	68,526
Other income	(17,551)
Stock-based compensation	2,144
Discontinued license	15,383
Adjusted pro forma EBITDA	$(78,593)

(a)	Represents the unaudited results of operations of the Company for the nine months ended September 30, 2018.
(b)	Represents the unaudited results of operations of the GBG Business for the nine months ended September 30, 2018 derived from the GBG Business Financial Statements.
(c)

Represents an increase to cost of goods sold of $55.9 million for the nine months ended September 30, 2018 and a decrease to selling, general and administrative expenses of $69.5 million for the nine months ended September 30, 2018 related to the capitalization and reclassification of certain production related overhead costs.

(d)

Represents additional depreciation and amortization expense of $46.3 million for the nine months ended September 30, 2018 related to the fair value of the property, plant, and equipment acquired in the GBG Acquisition. The adjustment in depreciation is based on the estimated fair value and useful lives of 3 to 8 years, and is calculated using the straight-line method. The intangible assets represent customer relationships and certain above or below market leases with an estimated useful life of 11 years and 6 years, respectively, which the Company will amortize on a straight-line basis.

(e)

Represents the net increase in interest expense of $98.5 million for the nine months ended September 30, 2018 in connection with the gross borrowings under the 2024 Convertible Notes, the Credit Agreements and amortization of the related deferred fees and discount.

Off Balance Sheet Arrangements

As a part of our working capital management, we sell certain accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of September 30, 2019, we had $533.8 million of receivables outstanding under receivable purchase agreements entered into by various locations. Costs incurred on the sale of receivables were $8.5 million for the nine months ended September 30, 2019. These amounts are recorded in interest expense, net in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2018,  we did not have any off balance sheet receivables outstanding nor did we incur any costs associated with off-balance sheet arrangements.  We did not have any other material off-balance sheet arrangements as of September 30, 2019 and 2018.

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

Recent Developments

MIP Amendment

On October 3, 2019, the Company entered into an amendment (the “MIP Amendment”) to the MIP Letter. Pursuant to the MIP Amendment, the Company agreed to reserve the 1,776,500 shares (the “MIP Shares”) of its common stock (the “MIP Plan”) under the 2016 Stock Incentive Plan, which were allocated by a Special Committee of the Board in accordance with the Stockholder Agreement, dated October 29, 2018, by and between the Company and the stockholders party thereto. All of the MIP Shares were awarded or allocated by October 29, 2019. If any awards of the MIP Shares are forfeited, cancelled, terminated or expired at any time, the equivalent amount of shares of Common Stock shall be delivered to the stockholders party to the MIP Letter for no additional consideration.

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

The following table presents shares repurchased during the three months ended September 30, 2019:

	Total	Weighted
	Number of	Average Price Paid
	Shares Purchased	per Share
July 1, 2019 – July 30, 2019	—	$—
August 1, 2019 – August 31, 2019	—	—
September 1, 2019 – September 30, 2019	1,218	2.78
Total	1,218	$2.78

Item 3.         Defaults upon Senior Securities.

Not applicable.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits.

Exhibit Number	Description	Document if Incorporated by Reference
10.1*

Fourth Amendment dated September 10, 2019, to the Receivables Purchase Agreement, dated as of October 29, 2018, by and among Spring Funding, LLC, as seller, the purchasers from time to time party thereto, PNC Bank, National Association, as Administrative Agent, Centric Brands Inc. (f/k/a Differential Brands Group Inc.), as initial Servicer, and PNC Capital Markets LLC, as Structuring Agent.

Exhibit 10.1 to Current Report on Form 8-K filed on September 16, 2019
10.2*

Third Amendment dated July 30, 2019, to the Receivables Purchase Agreement, dated as of October 29, 2018, by and among Spring Funding, LLC, as seller, the purchasers from time to time party thereto, PNC Bank National Association, as Administrative Agent, Centric Brands Inc. (f/k/a Differential Brands Group Inc.), as initial Servicer, and PNC Capital Markets LLC, as Structuring Agent.

Exhibit 10.1 to Current Report on Form 8-K filed on August 5, 2019
10.3

Letter Agreement Amendment, dated October 3, 2019, by and among Centric Brands Inc., GSO Capital Opportunities Fund III LP, GSO CSF III Holdco LP, GSO Aiguillw des Grand Montets Fund II LP, GSO Credit Alpha II Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., BTO Lending Holdings L.P. and Blackstone Family Tactical Opportunities Investment Partnership III (Cayman) – NQ – ESC L.P.

Exhibit 10.2 to Current Report on Form 8-K filed on October 8, 2019
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

CENTRIC BRANDS INC.

November 14, 2019	By:	/s/ Jason Rabin
Jason Rabin
Chief Executive Officer and Director (Principal
Executive Officer)

November 14, 2019	By:	/s/ Anurup Pruthi
Anurup Pruthi
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)